Form 10-Q
period 1996-03-30
INTERNATIONAL FOOD & BEVERAGE INC /DE/
filed 1996-05-13
CIK 880584

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 30, 1996

                                          OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     Commission File Number     33-43621

                        INTERNATIONAL FOOD AND BEVERAGE, INC.
                (Exact name of registrant as specified in its charter)


                Delaware                                 33-0307734
     (State or other jurisdiction of       (I.R.S. Employer Identification  No.)
     incorporation or organization)

     30152 Aventura, Rancho Santa Margarita, California              92688
         (Address of principal executive offices)                  (Zip Code)

                                    (714) 858-8800
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X         No ____


                The number of shares of Common Stock outstanding as of
                           March 31, 1996 was: 154,033,569

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

                      FINANCIAL STATEMENTS AND OTHER INFORMATION

                                        INDEX


                                                                     PAGE NUMBER

     PART I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Statements of Operations
                 for the three months and nine months ended
                 March 30, 1996 and April 1, 1995                          1

               Balance Sheets as of March 30, 1996
                 and July 1, 1995                                          2

               Statements of Cash Flows for the nine months
                 ended March 30, 1996 and April 1, 1995                    3

               Notes to Financial  Statements                              4

          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations     5


     PART II - OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K                       6


     SIGNATURES                                                            6

                                  INTERNATIONAL FOOD AND BEVERAGE, INC.

                                     PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                         STATEMENTS OF OPERATIONS

                                                                 Nine Months       Six Months
                                   Three Months Ended               Ended             Ended
                               March 30,         April 1,          March 30,       December 31,
                                 1996              1995              1996              1994
                              -----------      -----------       -----------       ------------
                              (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
                                                                                (Predecessor-Note 2)
REVENUES                      $ 1,375,000      $  1,712,000      $  4,384,000      $  3,580,000
COST OF SALES                   1,179,000         1,325,000         3,623,000         3,279,000
                              -----------      ------------      ------------      ------------

GROSS PROFIT                      196,000           387,000           761,000           301,000

OPERATING EXPENSES:
     Selling and distribution     214,000           417,000           720,000         1,412,000
     General and administrative   120,000           182,000           396,000           361,000
     Interest expense              14,000                 0            26,000           111,000
                              -----------      ------------      ------------      ------------

                                  348,000           599,000         1,142,000         1,884,000
                              -----------      ------------      ------------      ------------

NET LOSS                      $  (152,000)     $   (212,000)     $   (381,000)     $ (1,583,000)
                              ===========      ============      ============      ============




NET LOSS PER COMMON SHARE     $     (.00)      $       (.00)     $      (.00)      $       (.01)
                              ===========      =============     ============      =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING  154,033,569        153,923,569      154,027,854       153,923,569
                              ===========       ============     ============      ============






                               See accompanying notes.


                              INTERNATIONAL FOOD AND  BEVERAGE, INC.

                                        BALANCE SHEETS

                                                                   March 30,          July 1,
                                                                     1996              1995
                                                                  -----------      -------------
                                                                  (Unaudited)

                                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $   35,000        $  192,000
     Accounts receivable                                             258,000           186,000
     Inventories                                                     461,000           504,000
     Prepaid expenses                                                  9,000            40,000
                                                                  ----------        ----------

               Total current assets                                  763,000           922,000

FIXED ASSETS                                                         942,000        $1,053,000
                                                                  ----------        ----------

                                                                  $1,705,000        $1,975,000
                                                                  ==========        ==========


            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Notes payable and current maturities of long-term debt       $  226,000        $  240,000
     Accounts payable                                                632,000           502,000
     Accrued wages and benefits                                      335,000           413,000
     Accrued commissions and marketing                               119,000           446,000
     Other accrued expenses                                          114,000           110,000
                                                                  ----------        ----------

               Total current liabilities                           1,426,000         1,711,000

LONG-TERM DEBT                                                       769,000           373,000

SHAREHOLDERS' EQUITY (DEFICIENCY)                                  (490,000)         (109,000)
                                                                  ----------         ---------

                                                                  $1,705,000        $1,975,000
                                                                  ==========        ==========


                                             See accompanying notes.


                                       INTERNATIONAL FOOD AND BEVERAGE, INC.

                                              STATEMENTS OF CASH FLOWS

                                                       Nine Months       Three Months       Six Month
                                                          Ended             Ended             Ended
                                                         March 30,         April 1,          December
                                                          1996              1995              1994
                                                       -----------       ------------    ---------------
                                                       (Unaudited)       (Unaudited)       (Unaudited)
                                                                                       (Predecessor-Note2)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                         $ (381,000)       $ (212,000)       $(1,583,000)
     Adjustments to reconcile net loss to net cash
      used by operating activities
         Depreciation and amortization                    126,000            42,000           304,000
         Deferred interest on short and long-term debt                                        111,000
         Changes in assets and liabilities:
             Accounts receivable                          (72,000)           77,000           297,000
             Inventories                                   43,000            51,000           (72,000)
             Prepaid expenses                              31,000             8,000            23,000
             Accounts payable                             129,000           (39,000)           19,000
             Accrued wages and benefits                   (77,000)          (31,000)           31,000
             Accrued commissions and marketing           (327,000)         (145,000)          125,000
             Accrued expenses                               4,000           (28,000)         (305,000)
                                                       ----------         ----------       -----------

                Net cash used by operating activities    (524,000)         (277,000)       (1,050,000)
                                                       ----------         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to fixed assets                            (15,000)                            (83,000)
     Cash used to satisfy net acquired liabilities
        of predecessor company                                             (290,000)
                                                       ----------         ----------       -----------

                 Net cash used by investing activities    (15,000)         (290,000)          (83,000)
                                                       ----------         ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable              456,000                             700,000
     Principal payments on notes payable                  (74,000)          (24,000)          (48,000)
                                                       ----------         ----------       -----------

                 Net cash provided by (used in)
                 financing activities                     382,000           (24,000)          652,000
                                                       ----------         ----------       -----------

NET INCREASE (DECREASE) IN CASH                          (157,000)         (591,000)         (481,000)

CASH AND CASH EQUIVALENTS, beginning of year              192,000           800,000           481,000
                                                       ----------         ----------       -----------

CASH AND CASH EQUIVALENTS, end of period               $   35,000        $  209,000        $        0
                                                       ==========        ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period
     Interest                                          $   19,000        $    5,000        $    5,000
     Income taxes                                               0                 0                 0




                                          See accompanying notes.
                                                  -3-

                        INTERNATIONAL FOOD AND BEVERAGE, INC.


          NOTES TO FINANCIAL STATEMENTS

          Note 1 - Financial Statements

          In the opinion of management, the accompanying financial statements, which have not been audited by independent public accountants, reflect all adjustments necessary to present fairly the data for the periods presented therein. The results of operations for the nine month period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 29, 1996.

          Note 2 - Change in Control

          A change in control transaction occurred December 31, 1994 and was recorded in conformity with Accounting Principles Board Opinion No. 16. Accordingly, assets and liabilities as of January 1, 1995 were restated and the results of operations since that time reflect the "push-down" of the new controlling shareholder's basis, minority interest at its historical basis, and the consideration received from the former controlling shareholder. See footnotes to the audited financial statements for a more detailed description of the transaction.

                        INTERNATIONAL FOOD AND BEVERAGE, INC.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          The change in control and utilization of purchase accounting as of January 1, 1995 has resulted in the accompanying statements for the nine months ended March 30, 1996 being non comparable versus the prior year corresponding period. Accordingly, the following discussion addresses historical results in periods since January 1, 1995. Given the current sales mix seasonality is not a material factor in the Company's revenue trends.

          Revenues for the three month period ended March 30, 1996 were roughly comparable to revenues for the immediately preceding quarter ended December 30, 1995 and had declined by $337,000 versus the prior year three month period ended April 1, 1995. Substantially all of the revenue decline versus the prior year period was due to the loss in May 1995 of a single division of the Company's largest retail customer. This division has recently reversed its pizza buying decision and resumed purchases from the Company beginning late in March 1996. The Company continues to market its pizzas and crusts nationally to retail supermarket service delicatessen customers and major foodservice accounts. The Company also contract manufactures for a customer who sells to both domestic retail chains and export customers. Beginning in May 1996 the Company will launch a private label program producing a line of pizzas to be sold in the frozen food section of a major national grocery retailer.

          The gross profit margin of 14.2% for the three months ended March 30, 1996 was roughly comparable to the profit margin of 15.2% reported for the immediately preceding quarter ended December 30, 1995. This compares with a gross profit of 22.6% for the prior year comparable three month period. Gross profit for the nine month period ended March 30, 1996 was 17.4%. The decline versus the prior year is due primarily to the loss of the retail division previously mentioned. Current year margins in the past nine months reflect cost reduction improvements combined with gains in operating efficiencies, offset by higher material costs (principally in cheese) that have occurred over the past six months. Fixed overhead per unit sold remains high at the company's low level of production. The Company projects an increase in its gross profit contribution rate assuming the Company is able to achieve increased production volume and would be further benefited if cheese prices return to historical price levels.

          Selling, general and administrative expenses for the Company's first, second and third fiscal quarters ended March 30, 1996 were substantially constant in dollars and as a percent of sales. These operating expense levels reflect an improvement in fixed overhead of approximately $75,000 per month resulting from restructuring and cost containment efforts initiated early in calendar 1995. The Company does not anticipate having to add back these fixed overhead costs in support of revenue growth approaching double its current level assuming a similar mix of products and customers.

          The resulting loss for the three month period ended March 30, 1996 of $153,000 versus reported losses of $176,000 for the immediately preceding quarter ended December 30, 1995 and $212,000 for the three month period ended April 1, 1995.

          Liquidity and Capital Resources

          Net cash used by operating activities was $524,000 for the nine month period ended March 30, 1996. Management believes that the Company becomes cash positive from operations at a monthly revenue rate between $650,000 and $750,000 at current sales prices and product mix.

          In the period since July 1, 1995 the Company's principal shareholder provided to the Company debt financing totaling $355,000 the proceeds of which have been used for working capital. In March 1996 the Company entered into a one year $500,000 revolving line of credit agreement collateralized by eligible accounts receivables and inventories. As of April 27, 1996 the outstanding borrowings under this credit facility was $195,000. The Company believes that this credit facility will be adequate to fund the Company's short term working capital requirements. In future periods the Company may require additional debt or equity capital to finance its operations. There can be no assurance that the Company will be successful in obtaining the necessary financing.

          The Company's primary emphasis remains revenue generation through increased sales to existing and new customers. It is also aggressively evaluating opportunities ranging from contract manufacturing for others to the acquisition of a synergistic product line or company.

          The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, regarding management's expectations concerning gross profit contribution, cheese prices, volume and working capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market prices of ingredients used in the Company's products and the level of expenses incurred in the Company's operations.



                             PART II - OTHER INFORMATION

          Item 6. - Exhibits and Reports on Form 8-K

          (a)  None.

          (b) No reports on Form 8-K were filed during the three months ended March 30, 1996.


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date: May 10, 1996                 INTERNATIONAL FOOD AND
                                               BEVERAGE, INC.




                                             /s/ Michael W. Hogarty
                                             Michael W. Hogarty
                                             President and Chief Executive
                                             Officer



                                             /s/ Ann M. Gooch
                                             Ann M. Gooch
                                             Vice President of Finance
                                             (Principal Financial and
                                             Accounting Officer)