Form 10-K
period 1996-06-29
INTERNATIONAL FOOD & BEVERAGE INC /DE/
filed 1996-10-15
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                 June 29, 1996
                               -------------------------------------------------
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                         Commission file number 33-43621

                      INTERNATIONAL FOOD AND BEVERAGE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                  33-0307734
-----------------------------------        ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

             30152 Aventura,
   Rancho Santa Margarita, California                    92688
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (714) 858-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----         -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]. Not Applicable because the Registrant does not have securities registered under 12(b) or 12(g).

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 1, 1996 was approximately $490,000.

On September 1, 1996, Registrant had 156,589,351 shares of Common Stock outstanding.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I
       Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . .        3
                        Introduction . . . . . . . . . . . . . . . . .        3
                        Market . . . . . . . . . . . . . . . . . . . .        3
                        Products . . . . . . . . . . . . . . . . . . .        3
                        Sales and Marketing. . . . . . . . . . . . . .        4
                        Seasonality. . . . . . . . . . . . . . . . . .        5
                        Customers. . . . . . . . . . . . . . . . . . .        5
                        Suppliers. . . . . . . . . . . . . . . . . . .        5
                        Competition. . . . . . . . . . . . . . . . . .        6
                        Regulation . . . . . . . . . . . . . . . . . .        6
                        Employees. . . . . . . . . . . . . . . . . . .        6

       Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . .        6

       Item 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .        6

       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .        6

PART II
       Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDERS MATTERS . . . . . . . . .        7

       Item 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . .        8

       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS. . . . . .        9
                        Results of Operations. . . . . . . . . . . . .        9
                        Inflation. . . . . . . . . . . . . . . . . . .       10
                        Liquidity and Capital Resources. . . . . . . .       11
                        Capital Expenditures . . . . . . . . . . . . .       11
                        Net Operating Loss Carryforwards . . . . . . .       11

       Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . .       11

       Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .       11

PART III
       Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .       12

       Item 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .       13
                        Employment Agreements. . . . . . . . . . . . .       14
                        Bonus Plan . . . . . . . . . . . . . . . . . .       14
                        Stock Option Plan. . . . . . . . . . . . . . .       14

       Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . .       15

       Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .       16

PART IV
       Item 14. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .       18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     International Food and Beverage, Inc. (the "Company") manufactures a complete line of pizzas, pizza components, and specialty baked products and markets them nationally through foodservice customers which include retail supermarket service delicatessens as well as restaurants, hotels, sport and theme parks, and other catering locations. The Company utilizes its proprietary manufacturing process to produce premium quality HAND-TOSSED crusts that deliver the unique taste, texture and appearance of fresh pizzeria pizzas.

     Since 1986 the Company has continued to develop its distinctive product line and strong industry relationships. From 1986 through early 1990 the Company relied solely on a number of outside contract manufacturers for production but in 1990 opened the bakery section of its state-of-the-art 50,000 sq. ft. facility. The Company's manufacturing plant was completed in mid-1993 with the addition of a USDA certified pizza topping section, providing the capacity to produce a much improved line of premium quality pizzas at a significantly reduced cost.

     In July 1995 the Company entered into an agreement with a marketing and sales organization under which the Company provides manufacturing and distribution services. Pizzas are produced for shipment to domestic customers and for export to Pacific Rim countries. The President of this organization is also a member of the Company's Board of Directors. Management believes that this type of contract production will continue to enable a greater utilization of the Company's manufacturing facility and deliver incremental margin contribution.

MARKET

     Pizza is "America's favorite food" according to the trade press with estimated annual sales at $30 billion within the United States. Over the past decade, pizza has become the nation's leading take-home and home-delivered food while category growth continues. American-style pizza has also become popular around the world as various cultures accept the value, convenience, nutrition and, most of all, fun of eating pizza!

     The Company primarily sells to customers within the retail supermarket and the foodservice/catering segments of this market. SUPERMARKET BUSINESS MAGAZINE and Chicago-based Information Resources, Inc. estimate that 1995 annual sales of pizza at retail supermarkets reached nearly $3 billion and that over the past five years pizza has been one of the supermarkets' fastest growing categories. The Company believes the sales of pizza at foodservice locations (other than pizzeria restaurants or institutional feeding locations) exceeds $5 billion annually and that pizza sales continue to grow in these locations.

PRODUCTS

     The Company's product line consists of fully prepared pizzas (cheese pizzas or pizzas complete with assorted meat and/or vegetable toppings) available on a variety of crusts; various sizes, shapes and styles of hand-made pizza crusts; and a variety of cheeses, topping ingredients, and packaging supplies which are purchased for resale to customers. Additionally, the Company manufactures Gourmet Italian Cheese Crusts (similar to the Boboli-Registered Trademark-product from CPC International) and other specialty flavored bread products.

     The Company manufactures and distributes nationally a line of HAND-TOSSED pizzas. Unlike competitive products which are either stamped into a mold or die cut from a sheet of dough, the Company's crusts are hand-formed and then hearth baked to provide the taste, texture and appearance of "fresh pizzeria" quality. Utilizing a variety of dough recipes, the Company produces its crusts and baked products in a highly automated manufacturing process that nearly replicates the steps performed in a pizzeria restaurant. A number of products involve hand-stretching and hand-tossing of dough pieces to form desired shapes while preserving the naturally fermented gases that contribute to product taste and texture. While costing slightly more than competitive pizza crusts, the Company's products are viewed by executive chefs and service deli merchandisers as superior in quality to either stamped or die cut crusts available from competitive suppliers. The Company's proprietary baking process has evolved over the years with an important breakthrough achieved late in 1994 that ensures a significantly crispier crust with more yeasty flavor and "fresh made" texture.

     Many of the Company's products have been developed after collaborative efforts with executive chefs and research and development personnel of the Company's major customers. The Company offers a custom development service to these large customers whereby premium quality products can be designed to meet specific operator requirements for serving application, taste and distinctiveness, and to satisfy preparation constraints. These "signature" products satisfy the customers' need for unique offerings while adding to the Company's capability and technical expertise.

     The Company's products and programs are generally designed to replace or be alternatives to traditional component programs which are more labor, ingredient and space intensive. In addition, these other programs result in products which are inconsistent in appearance and sometimes lacking in availability due to peaks and valleys in consumption demand. Increasingly, customers are searching for "labor friendly" alternatives that offer ready-to-top or fully prepared pizzas that are "hand-made" in appearance and deliver "pizzeria quality" in taste and texture.

     The following table sets forth the Company's major product classes for fiscal 1994 through 1996. Working with major targeted customers, the Company has successfully shifted sales volume over the years towards Prepared Pizzas which offer higher margins based on added value to our customers.

                                                Percentage of Revenues
                                          ----------------------------------
Product Classes                           1994           1995           1996
---------------                           ----           ----           ----
Prepared Pizzas:
   Retail, Service Deli and Frozen         46%            53%            65%
   Foodservice Operators                   10              8             13
                                           --             --             --
                                           56             61             78
                                           --             --             --
Pizza Crusts and Components:
   Retail Service Deli                     20             10              2
   Foodservice Operators                   24             29             20
                                           --             --             --
                                           44             39             22
                                           --             --             --

                         TOTAL            100%           100%           100%
                                          ----           ----           ----
                                          ----           ----           ----
SALES AND MARKETING

     The Company markets products under its own brand names (JUKEBOX-Registered Trademark-, MAMA MIA ITALIANO-TM-, MAMA MIA HOMESTYLE-TM- and MAMMA GINA'S); sells its products under foodservice distributor private labels, including Sysco Corporation's IMPERIAL and ARREZZIO labels and S.E. Rykoff/John Sexton and Company's BELLAGIO-Registered Trademark- label; and is the primary supplier to Safeway, Inc. under a controlled PIZZERIA FRESCA label and SAFEWAY Brand private label.

     The Company's sales efforts are conducted by an in-house sales management team together with field merchandisers assigned to specific accounts. The Company's sales organization directs its primary efforts at identifying large regional or national accounts and distributor organizations, presenting product and program offerings tailored to each user and managing the resulting implementation and customer relationships. Additionally, the sales organization manages independent food brokers in various regions throughout the United States and also works in concert with sales organizations provided by full-line foodservice distributors who service individual end user customers.

     The majority of the Company's foodservice business is conducted through traditional foodservice distribution channels. Sales to retail customers are made direct or with the assistance of specialized brokers, with shipments generally made directly to the customers' warehouses.

The Company generally sells its products pursuant to customer purchase orders and fills orders within ten days of receipt. Because purchase orders are filled shortly after receipt, backlog is not material to the Company's retail or foodservice businesses. Substantially all of the Company's domestic products are delivered to customers by independent trucking companies or picked up by customers at one of the Company's warehouses. With regard to the Company's export sales (currently to Korea only), backlog of orders are normal and the Company receives payment in full at time of shipment.

SEASONALITY

     The Company's retail pizza business experiences moderate seasonality with the highest sales periods occurring between fall and early spring. Foodservice sales are comparatively stable throughout the calendar year.

CUSTOMERS

     The Company sells its products to full line foodservice distributors, direct to major foodservice customer's warehouses, and to retail grocery warehouses and distributors throughout the United States. During fiscal 1996, approximately 70% of the Company's sales were to customers located in the western United States while approximately 30% of sales were to customers in the eastern half of the United States. Products sold to foodservice distributors are resold to end user customers ranging in size from national accounts to multi-unit regional organizations to single location accounts. Given the fact that the Company focuses its own selling efforts on national and multi-unit regional accounts, the majority of its foodservice sales are to these types of organizations.

     During fiscal 1996, approximately 85% of sales were made to the Company's five largest customers with the aggregate of the various divisions of one of these customers accounting for approximately 44% of sales. The Company's retail customers include, among others, Safeway Inc., Von's Grocery Company and Albertson's. Its principal foodservice distributor customers are Sysco Corporation, U.S. Foodservice (recently acquired S.E. Rykoff/John
Sexton and Company), Martin-Brower, MBM Foodservice and Alliant Foodservice (formerly Kraft Foodservice). These distributor organizations in turn sell to end user customers of the Company including restaurant chains such as Friendly's Ice Cream, Golden Corral Restaurants, Marie Callender's Restaurants, Old Country Buffet Restaurants, and Tony Roma's; hotel chains such as Marriott, Radisson and Doubletree; theme and event centers such as Knott's Berry Farm, Anaheim Stadium and the Great Western Forum; transportation terminals such as Host Airport locations; and military locations such as Camp Pendleton.

SUPPLIERS

     The Company believes that the raw materials utilized in manufacturing its products, which principally include flour, cheese, tomatoes, spices, meat products, and packaging materials, are readily available from a number of potential suppliers. The Company utilizes at least two sources of supply for each of its key raw material categories although pricing and current production volumes dictate that the majority of purchases for an item be made from a single principal supplier. Although the Company does not maintain contracts with most of its suppliers, the Company believes that there are numerous alternative sources of supply available to meet production requirements.

     Many of the Company's raw materials are agricultural commodities; consequently, the prices the Company pays for its materials vary over time due to commodity market conditions including demand, crop yield and weather. The Company believes that normal historical commodity price variations would not have a material effect on gross profit margins beyond the extent to which raw material cost increases could be passed on to the Company's customers.

     Throughout all of calendar 1996 the commodity price for cheese, the Company's single most impactful ingredient cost, has experienced unprecedented increases. The current year average price of cheese has been approximately twenty cents per pound or over 15% higher than the average price experienced in the previous three calendar years. This dramatic increase resulted in the Company raising prices to its customers, but before doing so the Company experienced a period of reduced profit margins.

COMPETITION

     The Company faces significant competition in the marketing and sale of its products. The Company competes with a number of national organizations and numerous regional companies, which have significantly greater financial, manufacturing, marketing and distribution resources than the Company. The Company believes that the principal competitive factors in the marketing of pizza and specialty baked products are quality, price, ease of preparation, and variety of product offerings. While the company believes that its products compete favorably with respect to these factors, and believes that its willingness and ability to develop custom products to meet specific customer requirements represents a substantial benefit to potential customers, there can be no assurance that the Company will be able to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

REGULATION

     The Company's manufacturing facility and its products are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture, and by other state and local authorities in jurisdictions in which the Company's products are processed or sold. The manufacturing facility is subject to periodic inspection by federal, state and local authorities. The Company believes that its manufacturing facility is currently in substantial compliance with all material governmental laws and regulations and that all material permits and licenses relating to their operations have been maintained.

EMPLOYEES

     The Company currently employs approximately 50 people. No employee of the Company is a member of a collective bargaining unit and the Company is unaware of any attempt by its employees to organize such units. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company's principal executive offices and 50,000 square feet manufacturing facility is located at 30152 Aventura, Rancho Santa Margarita, California 92688. The Company leases that facility pursuant to a ten year lease, with two 5-year renewal options, at a monthly rent of $25,000 exclusive of insurance and taxes. The Company also utilizes public warehouses for finished goods storage. Utilization of these warehouses is the result of arrangements with large distributor organizations to facilitate mixed load shipments of private label products, accommodation to certain customers to ensure convenient small lot shipments to local operating units or temporary storage for finished goods inventory when levels exceed the storage capacity of the Company's own on-site freezer.

     The Company's manufacturing facility is equipped with a single baking and topping line, which is currently operating at approximately 35% of full capacity. The facility contains sufficient space for future installation of a second baking and topping line.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not quoted on NASDAQ but has been traded in the over-the-counter market since approximately October 1987. There has been relatively little trading in the Company's Common Stock and there can be no assurance that a more active market will develop or be sustained. Throughout the two years ended June 30, 1996 the high and low bid quotations for the Company's Common Stock has been less than or equal to $.01 per share. The high and low bid quotations represent prices between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Throughout the two years ended June 30, 1996 there has been considerable disparity between the quoted bid and ask prices, regularly approaching as much as a $.10 per share spread. Accordingly, the market price for shares of the Company's Common Stock may be highly volatile, with a limited public float.

The approximate number of holder of records of the Company's Common Stock on September 1, 1996 was 500.

The Company has not and does not expect to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data as of June 30, 1995, and 1996, for the year ended June 30, 1994, the six months ended December 31, 1994 and June 30, 1995 and for the year ended June 30, 1996 are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. The selected financial data as of June 30, 1992, 1993, and 1994 and for the years ended June 30, 1992 and 1993 are derived from the audited financial statements of the Company which are not included herein.

                                                                                            Six Months     Six Months        Year
                                                         Years Ended June 30,                  Ended          Ended          Ended
                                                 ------------------------------------      December 31,     June 30,       June 30,
                                                  1992           1993           1994           1994           1995           1996
                                                  ----           ----           ----           ----           ----           ----
Statement of Operations Data:                                                                   (1)            (1)
(In thousands, except per share data)

   Revenues                                     $ 6,007        $ 8,446       $ 10,703       $  3,580       $  2,718       $  6,572

   Cost of sales                                  5,913          8,257          8,385          3,279          2,212          5,374

   Gross profit                                      94            189          2,318            301            506          1,198

   Selling and distribution expense               1,937          2,534          2,927          1,412            702          1,135

   General and administrative expense             1,209          1,180          1,841            361            298            524

   Interest expense, net                            111            139            113            111              3             54

   Net income (loss)                             (3,163)        (3,331)        (2,563)        (1,583)          (497)          (515)

   Net income (loss)
    applicable to common shareholders            (4,064)        (3,657)        (2,563)        (1,583)          (497)          (515)

   Net income (loss)
    per common share                              (0.27)         (0.04)         (0.02)         (0.01)         (0.00)         (0.00)

   Weighted average shares
    outstanding                                  15,046         88,169        153,924        153,924        153,924        154,145

                                                                                      June 30,
                                                 ----------------------------------------------------------------------------------
                                                  1992           1993           1994                          1995           1996
                                                  ----           ----           ----                          ----           ----
Balance Sheet Data:
(In thousands)

   Current assets                               $ 1,925        $ 1,691       $  2,019                      $    922       $  1,175

   Fixed assets                                     860          2,001          1,760                         1,053            905

   Total assets                                   3,677          4,591          4,547                         1,975          2,080

   Current liabilities                            4,325          1,617          2,396                         1,711          1,941

   Long-term debt                                     0            504          2,316                           373            756

   Shareholders' equity
     (deficiency)                                  (648)         2,398           (165)                         (109)          (617)

(1) A change in control transaction occurred December 31, 1994 and was recorded in conformity with Accounting Principles Board Opinion No. 16. Accordingly, assets and liabilities as of January 1, 1995, and the results of operations for the six months ended June 30, 1995, reflect the "push-down" of the new controlling shareholder's basis, minority interest at its historical basis, and the consideration received from BT Capital Corporation. See accompanying footnotes to the audited financial statements for a description of the transaction.

The company has not paid dividends in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

     The change in control and utilization of purchase accounting as of January 1, 1995 has resulted in the accompanying statements for the twelve months ended June 30, 1996 being non comparable versus the prior year twelve month corresponding period. Accordingly, the following discussion addresses historical results in periods since January 1, 1995.

     Revenues for the twelve month period ended June 30, 1996 of $6,572,000 increased approximately 20% when compared with revenues of $5,436,000 in the prior year (utilizing the revenues for the six month period ended June 30, 1995
of $2,718,000, annualized).   This revenue increase is due to a full year of
contract manufacturing for a marketing company that sells to both domestic retail chains and export customers. The Company continues to market its pizzas and crusts nationally to retail supermarket service delicatessen customers and major foodservice accounts. Beginning in May 1996, the Company began a private label program producing a line of pizzas being sold in the frozen food section of a major national grocery retailer.

     The gross profit margin of 18.2% for the twelve months ended June 30, 1996 was roughly comparable to the gross margin of 18.6% reported for the six month period ended June 30, 1995. Current year margins in the past twelve months reflect cost reduction improvements combined with gains in operating efficiencies, offset by higher material costs (principally in cheese) that have occurred over the past six months. To combat the higher material costs the Company raised prices. These price increases however were primarily made beginning late in fiscal 1996 and in certain cases not until September 1996. Fixed overhead per unit sold remains high at the Company's low level of production. The Company anticipates an increase in its gross profit contribution rate given recent price increases and assuming the Company is able to achieve increased production volume. Additionally, gross profit would be further benefited if cheese prices return to historical price levels.

     Selling, general and administrative expenses for the Company's first, second and third fiscal quarters ended March 30, 1996 were substantially constant in dollars and as a percent of sales and decreased slightly as a percent of sales for the fourth quarter of fiscal 1996 with the increase in revenues. The improvement as a percent of sales in fiscal 1996 versus the six month period ended June 1995 reflects the impact of a full year of operations following restructuring and cost containment efforts that were initiated early in calendar 1995. The Company does not anticipate having to add substantially to fixed overhead costs to support revenue growth of fifty to one hundred percent of its current revenue level assuming a similar mix of products and customers.

     The resulting loss for the twelve month period ended June 30, 1996 was $515,000 versus a reported loss for six months ended June 30, 1995 of $497,000.

SIX MONTHS ENDED JUNE 30, 1995

     The change in control and utilization of purchase accounting as of January 1, 1995 has resulted in the accompanying financial statements being largely non comparable with prior periods except as to revenue trends. Accordingly, the following discussion addresses the results of operations for the six months ended June 30, 1995 while the six month period ended December 31, 1994 is discussed in the following section.

     Revenues for the six month period ended June 30, 1995 declined $862,000 to $2,718,000 versus the first six months of fiscal 1995. Nearly one half of the decline was attributable to the loss during the period of a single division of the Company's largest retail customer. This division has reversed its pizza buying decision twice in the past six months. Revenues to the Company's biggest foodservice customer declined by approximately $135,000 in this period versus the fist six months of fiscal 1995 as certain larger restaurant locations of the chain converted from premade products to "scratch" on-premises preparation.

     The gross profit margin during the six month period ended June 30, 1995 was 18.6%. This margin was achieved even though throughout the period the plant ran at approximately 35% of its current operating capacity. Fixed overhead per unit sold remained high at the Company's low level of production.

     During the first calendar quarter of 1995 the Company completed restructuring and cost containment programs which have reduced fixed plant, selling, and general and administrative overhead by approximately $75,000 per month.

SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1993

     Revenues for the six months ended December 31, 1994 were $3,580,000 versus $5,815,000 in the comparable prior year period. The most significant factor in the revenue decline was the impact of program changes during the first quarter of fiscal 1995 by operating divisions of the Company's largest customer. Within these divisions, the customer replaced existing programs and products made by the Company with alternative products from the Company. The new products benefit the customer with less in-store labor and waste, result in higher margins for the Company but have had the effect of lowering sales.

     Gross profit in the first half of fiscal 1995 decreased from 24.0% to 8.4%. This decline was primarily attributable to reduced sales offset only in part by higher margins in the current year period on certain of the Company's new products.

     The increase in selling and distribution expenses for comparable periods resulted primarily from the impact of transaction costs associated with the change in control, the introduction of the JUKEBOX-Registered Trademark- line, and transition costs associated with the program changes within the Company's major customer described above.

INFLATION

     The moderate rate of inflation over the past few years has had an insignificant impact on the Company's sales and results of operations during the period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $727,000 for the twelve month period ended June 30, 1996. This cash use consists of (i) cash used to finance sales growth of approximately $160,000, representing the excess growth in accounts receivables and inventories over the increase in accounts payable and accrued expenses (excluding marketing), (ii) approximately $200,000 used to satisfy marketing obligations associated with the discontinuation late in fiscal 1995 of the Jukebox retail program and a change in the methodology for funding on-going promotional expenses for the Company's largest retail customer, leaving
(iii) $367,000 of cash used by operations throughout fiscal 1996. Management believes that the Company becomes cash positive from operations when it achieves a sustained average monthly revenue rate between $750,000 and $800,000 at current sales prices, product mix and assuming continuation of the recent high costs of materials.

     In the period since July 1, 1995 the Company's principal shareholder provided the Company debt financing totaling $355,000, the proceeds of which have been used for working capital. Also, in March 1996 the Company entered into a one year $500,000 revolving line of credit agreement collateralized by eligible accounts receivables and inventories. Throughout most of September 1996 the outstanding borrowings under this credit facility averaged approximately $330,000. The Company believes that this credit facility will be adequate to fund the Company's short term working capital requirements.

     The Company's primary emphasis remains revenue generation through increased sales to existing and new customers. It is also aggressively evaluating opportunities ranging from contract manufacturing for others to the acquisition of a synergistic product line or company.

     The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, regarding management's expectations concerning gross profit contribution, cheese prices, volume, the adequacy of funds from the existing credit facility and the level of which the Company's operations become cash positive. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations.

CAPITAL EXPENDITURES

     The Company is currently operating at approximately 35% of plant capacity. The Company has however committed to a capital improvement which will result in the replacement of its current CO(2) tunnel freezer with a higher capacity CO(2) spiral freezer. This undertaking affords the Company the opportunity to significantly improve (i) line efficiencies with resulting expected lower per unit production costs and (ii) overall product quality. The improvement is being financed by the holder of the note for the equipment being replaced, with the down payment to be satisfied with the underlying equity in the current equipment. The resulting eighty four month equipment contract increases the Company's present monthly payment by approximately $3,500 before giving effect to expected production cost savings.

NET OPERATING LOSS CARRYFORWARDS

     As of June 30, 1996, the Company, had net operating loss carryforwards for federal and state purposes of approximately $968,000 and $484,000, respectively. These carryforwards begin to expire in 2011 and 2001, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is set forth in "Index to Financial Statements"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages as of September 1, 1996 are as follows:

           NAME                   AGE                   POSITION
           ----                   ---                   --------

     Michael W. Hogarty            53        President, Chief Executive Officer
                                             and Director

     Daniel E. Ferrari             47        Vice President of Sales

     Patrick A. Cusack             48        Vice President of Operations

     Ann M. Gooch                  39        Vice President of Finance,
                                             Secretary and Treasurer

     Norman N. Habermann(1)        63        Chairman of the Board

     Eber E. Jaques(1)             57        Director

     David R. Newstadt(1)          66        Director

     James R. Tolliver             50        Director

--------------------

(1)  Member of the audit and compensation committees.

     Each member of the Board of Directors of the Company is elected for a one-year term and until his successor is elected and qualified.

MICHAEL W. HOGARTY has been President and Chief Executive Officer and a director of the Company since March 1988. From December 1984 to December 1987, Mr. Hogarty was the President and Chief Executive Officer of Edy's Grand Ice Cream, Dreyer's Grand Ice Cream's midwest and eastern subsidiary, a manufacturer and marketer of ice cream and related products. From July 1978 to December 1984, Mr. Hogarty was President and Chief Executive Officer of S.B. Thomas, Inc., the specialty baking subsidiary of CPC International, a food processing corporation and Executive Vice President of S.B. Thomas, Inc., from 1974 to 1978. Mr. Hogarty previously served as a Vice President of Johnson and Johnson.

DANIEL E. FERRARI joined the Company in January 1995 as Vice President of Sales. From January 1994 to December 1994, Mr. Ferrari served as District Manager for Kraft USA products in the Southern California market area. From 1989 through 1993 while at Kraft USA he held the positions of Director of Sales for Kraft's Western Dairy Group and was District Manager at Kraft's Knudsen Division of Los Angeles. From 1984 to 1988, Mr. Ferrari was Western Regional Sales Manager for No Nonsense Fashions and from 1976 to 1984 he held various sales positions with Proctor & Gamble.

PATRICK A. CUSACK joined the Company in July 1994 as Vice President of Operations. From April 1989 to July 1994, Mr. Cusack held positions as Plant Manager and Division Service/Quality Manager of Operations for International Multifoods, Frozen Specialty Division in Riverside, California. Prior to that time, Mr. Cusack held various operational management positions with Pillsbury, Van De Kamps Division and North Consumer Products, a division of Siebe North, Inc., a manufacturer of personal safety products.

ANN M. GOOCH joined the Company in June 1988 as Director of Finance. She was appointed Treasurer of the Company in May 1991 and Vice President of Finance and Secretary in March 1992. From 1986 until 1988, Ms. Gooch served as Corporate Controller for Rusty Pelican Restaurants, Inc. from 1978 to 1986 she was employed by Deloitte & Touche, an international public accounting firm. Ms. Gooch is a certified public accountant.

NORMAN N. HABERMANN has served as Chairman of the Board of the Company since May 1991. From 1986 until February 1994, Mr. Habermann was President and Chief Executive Officer of the Restaurant Enterprises Group (formerly the restaurant division of W.R. Grace & Co.) an owner and operator of over 600 restaurants including Coco's, Carrows, El Torito, Reubens and others. He is now President of Scobrett Associates, Inc. which is involved in consulting and venture capital activities.

EBER E. JAQUES has been a director of the Company since 1989. From 1981 to 1988, Mr. Jaques served as Executive Vice President of Del Taco, Inc., which operated and franchised fast service Mexican-American restaurants. Mr. Jaques is currently Executive Vice President of Empire Entertainment, an entertainment company.

DAVID R. NEWSTADT has been a director of the Company since 1989. Mr. Newstadt is currently retired. From May 1986 through July 1987, Mr. Newstadt served as President and Chief Executive Officer of Sun-Diamond Growers of California, a cooperative of growers. From 1981 to 1985, he was President of the Best Foods Division of CPC International, a food processing corporation.

JAMES R. TOLLIVER has been a Director of the Company since July 1996. Since December 1987, Mr. Tolliver has been the President and sole owner of Sunset Specialty Foods, Inc., a Company that markets and distributes frozen pizza products to retail supermarket and export customers.

     Subject to modification by the Board of Directors, Mssrs. Habermann, Jaques and Newstadt receive an annual retainer of $2,500. In addition, each of these directors have been granted an option to purchase up to 800,000 shares of the Company's Common Stock at the fair market value of the Common Stock on the date of individual grants. Options granted to these directors become exercisable ratably over the period during the continuing service as a director and expire seven years from the date of grant. All directors are reimbursed for expenses incurred on behalf of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during its fiscal year ended June 30, 1996 to (i) the four most highly compensated current executive officers of the Company and (ii) all executive officers of the Company as a group.

NAME OF INDIVIDUAL
OR NUMBER OF                           CAPACITIES IN                  CASH
PERSONS IN GROUP                       WHICH SERVED              COMPENSATION(1)
----------------                       -------------             ------------
Michael W. Hogarty       President and Chief Executive Officer     $147,000

Daniel E. Ferrari        Vice President of Sales                   $ 52,000(2)

Patrick A. Cusack        Vice President of Operations              $ 70,000

Ann M. Gooch             Vice President of Finance,
                         Treasurer and Secretary                   $ 68,000

All executive officers
as a group (4 persons)   All capacities                            $337,000

--------------------

(1) The Company provides executive officers with certain personal benefits which do not exceed in value 10% of the officer's cash compensation or, as to all executive officers as a group, 10% of the aggregate cash compensation for the group.

(2) Mr. Ferrari began his employment with the Company in January 1995 and resigned in December 1995. He subsequently rejoined the Company in late June 1996. His current annual salary is $95,000.

EMPLOYMENT AGREEMENTS

     Mr. Hogarty has an employment agreement with the Company that provides for a minimum base salary of $150,000 per year. The employment agreement continues until Mr. Hogarty's death or voluntary resignation, until he is removed for cause or until all the members of the Board of Directors (except for Mr. Hogarty) determine that the Company is failing to make reasonable progress toward its business plan goals.

BONUS PLAN

     The Board of Directors has approved a bonus plan that provides for management bonuses. The bonus pool shall be allocated to key members of the management in accordance with a plan approved by the Board of Directors. As of this date, the Company has made no payments of bonuses.

STOCK OPTION PLAN

     The Company has adopted the 1988 Stock Option Plan for Key Employees (the "Plan"). All employees of the Company are eligible to receive options under the Plan. The maximum aggregate amount of stock to be issued upon exercise of all options granted under the Plan may not exceed 1,800,000 shares, subject to adjustment upon the occurrence of certain events such as a stock split, stock dividend, reorganization, merger or similar corporate change. Unless earlier terminated by the Board of Directors, the Plan will terminate in November 1998.

     The Plan provides for administration by the Board of Directors or if the Board of Directors authorizes, by a committee appointed by the Board (the "Committee"). The Board of Directors has a Compensation Committee of disinterested directors who, among their duties, will make recommendations to the Board of Directors regarding grants of options under the Plan. The Board of Directors has the authority, subject to the express provisions of the Plan, to determine the persons to be granted options, to determine whether options granted under the Plan are intended to be nonstatutory stock options or incentive stock options, to determine the terms and provisions of options, including the times at which such options shall be granted, the number of shares subject to each option, the option price and the duration of each option, to interpret and construe the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to make all other determinations necessary or advisable for the administration of the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of September 1, 1996 by (i) all stockholders known to the Company to be benefical owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all officers and directors of the Company as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

                                         SHARES OF
                                       THE COMPANY'S
                                       COMMON STOCK              PERCENT
NAME OF                                BENEFICIALLY           BENEFICIALLY
BENEFICIAL OWNER(1)(2)                     OWNED                  OWNED
----------------------                     -----                  -----
Michael W. Hogarty(4)                  123,252,220                78.7%
BT Capital Corporation(3)               18,000,000                11.5
Ann M. Gooch(5)                          6,297,193                 4.0
Daniel E. Ferrari(6)                     6,156,943                 3.9
Patrick A. Cusack(7)                     6,156,943                 3.9
James R. Tolliver(8)                     2,555,782                 1.6
Eber E. Jaques(9)                          729,500                  *
Norman N. Habermann(10)                    650,000                  *
David R. Newstadt(11)                      650,000                  *

All directors and
executive officers as
a group (8 persons)(12)                146,448,581                92.3

---------------
*    Less than 1%

(1) Unless otherwise indicated in these footnotes, the address of each person listed is c/o International Food and Beverage, Inc., 30152 Aventura, Rancho Santa Margarita, CA 92688.

(2) Does not give effect to the potential issuance of shares upon the exercise of (i) 316,666 shares granted to other members of management under the Company's Stock Option Plan (exercise prices between $.00177 and $.40 per share) and (ii) other options and warrants to acquire up to 122,000 shares (exercise price $.35 per share).

(3) The address of BT Capital Corporation is 280 Park Avenue, 32 West, New York, New York 10017. Represents shares owned by Mr. Hogarty over which BT Capital Corporation has an option. The exercise price is $.00177 and the option expires in December 1999.

(4) Included in Mr. Hogarty's beneficially owned shares are 18,000,000 shares of Common Stock which BT Capital Corporation has the right to purchase under an option agreement received in connection with the change in control transaction in December 1994 (exercise price of $.00177) expiring December 1999.

(5) Includes 3,078,471 shares which under a Stock Purchase Agreement with Mr. Hogarty are subject to certain purchase rights by him which expire in December 1998. Includes 140,000 shares which Ms. Gooch has the right to acquire upon exercise of outstanding options.

(6) Includes 4,309,860 shares which under a Stock Purchase Agreement with Mr. Hogarty are subject to certain purchase rights by him which expire in December 1998.

(7)  Includes 4,309,860 shares which under a Stock Purchase Agreement with
     Mr. Hogarty are subject to certain purchase rights by him which expire in December 1998.

(8) James R. Tolliver a Director of the Company is the President and sole owner of Sunset Specialty Foods, Inc., the shareholder.

(9) Includes 650,000 shares which Mr. Jaques has the right to acquire upon exercise of outstanding options.

(10) Includes 650,000 shares which Mr. Habermann has the right to acquire upon exercise of outstanding options.

(11) Includes 650,000 shares which Mr. Newstadt has the right to acquire upon exercise of outstanding options.

(12) Includes currently vested options held by directors and officers of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On various dates during the first six months of fiscal 1995 BT Capital Corporation ("BTCC") loaned a total of $700,000 to the Company pursuant to notes and a Security Agreement collateralized by the Company's accounts receivable and inventories. The proceeds were used primarily for working capital.

     On December 31, 1994 BTCC, MH Investments, Inc., a California corporation wholly-owned by Michael W. Hogarty, the Chief Executive Officer and President of the Company, and Michael W. Hogarty entered into agreements which provided for the sale by BTCC of 91.8% of the outstanding shares of Common Stock of the company to MH Investments, Inc. for $250,000. Concurrent with the foregoing transaction, the Company entered into a Tax Allocation Agreement with BTCC. The parties elected under Section 338(h)(10) of the Internal Revenue Code to treat the transaction as an asset acquisition for tax purposes. Under the terms of the Tax Allocation Agreement, BTCC agreed to pay to the Company $3,475,000 as full consideration for the potential tax benefits which have or may in the future inure to the benefit of BTCC and its affiliates with such amount paid by
(i) elimination of $2,675,000 of debt and interest owed to BTCC by the Company, and (ii) payment of $800,000 in cash and short term notes receivable. As a result of the Section 338(h)(10) election, BTCC and its affiliates will be entitled to use, subject to applicable limitations and restrictions, any net operating losses of the Company existing as of December 31, 1994.

     In connection with the foregoing transaction, MH Investments, Inc. has given BTCC a five year option to purchase up to 18,000,000 shares of Common Stock of the Company from MH Investments, Inc. at the same price per share paid by MH Investments, Inc.

     On various dates from June 1995 through January 1996 Mr. Hogarty loaned a total of $455,000 to the Company pursuant to notes and a Security Agreement collateralized by the Company's accounts receivable and inventories, subordinated in March 1996 to the Revolving Credit Agreement Lender. See accompanying footnotes to the audited financial statements for a description of the Agreement. The proceeds were used primarily for working capital.

     In February 1996, the Company entered into a "Manufacturing Services and Marketing Agreement" as amended, (the "Agreement") with Sunset Specialty Foods, Inc. ("Sunset") and James R. Tolliver, the sole owner of Sunset. The Agreement provides the terms by which the Company will contract manufacture product for Sunset, who heretofore has purchased product for sale to both domestic retail chains and export customers. Pursuant to the Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of

Common Stock for each $1.00 of pizza finished product produced and purchased during the two quarters ending December 31, 1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company issued or was obligated to issue 2,555,782 shares.

     With respect to each of the major transactions described above, the transactions were approved by a majority of the disinterested directors of the Company.

                                     PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   (1) Index to Financial Statements                                 PAGE
                                                                            ----

          Report of Independent Accountants. . . . . . . . . . . . . . .     F-1

          Balance Sheets of the Company as
          of June 30, 1996, June 30, 1995 and December 31, 1994. . . . .     F-2

          Statements of Operations for the year ended June 30, 1996, the six months ended June 30, 1995 and December 31, 1994
          and the year ended June 30, 1994 . . . . . . . . . . . . . . .     F-3

          Statement of Shareholders' Equity (Deficiency) for the year ended June 30, 1996, the six months ended June 30, 1995
          and December 31, 1994 and the year ended June 30, 1994 . . . .     F-4

          Statements of Cash Flows for the year ended June 30, 1996, the six months ended June 30, 1995 and December 31, 1994
          and the year ended June 30, 1994 . . . . . . . . . . . . . . .     F-5

          Notes to Financial Statements. . . . . . . . . . . . . . . . .     F-6

    (b) Reports on Form 8-K. There are no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

    (c)   Exhibits included or incorporated by reference herein:
          See Exhibit Index

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL FOOD AND BEVERAGE, INC.



                                        By:  /s/ Michael W. Hogarty
                                           --------------------------------
                                             Michael W. Hogarty
                                             Chief Executive Officer and
                                               President


Date:  October 7, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                                 TITLE                        DATE
---------                                 -----                        ----


/s/ Michael W. Hogarty             Chief Executive               October 7, 1996
--------------------------         Officer and President
Michael W. Hogarty                 (Principal Executive
                                   Officer) and Director


/s/ Ann M. Gooch                   Vice President of             October 7, 1996
-------------------------          Finance and Treasurer
Ann M. Gooch                       (Principal Financial
                                   and Accounting Officer)


/s/ Norman H. Habermann            Chairman of the Board         October 7, 1996
-------------------------
Norman N. Habermann




/s/ Eber E. Jaques                 Director                      October 7, 1996
-------------------------
Eber E. Jaques




/s/ David R. Newstadt              Director                      October 7, 1996
-------------------------
David R. Newstadt




/s/ James R. Tolliver              Director                      October 7, 1996
-------------------------
James R. Tolliver

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of International Food and Beverage, Inc.
Rancho Santa Margarita, California


We have audited the accompanying balance sheets of International Food and Beverage, Inc. as of June 30, 1996 and 1995, and December 31, 1994, and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year ended June 30, 1996, the six months ended June 30, 1995 and December 31, 1994 and the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food and Beverage, Inc. as of June 30, 1996 and 1995, and December 31, 1994, and the results of its operations and its cash flows for the year ended June 30, 1996, the six months ended June 30, 1995 and December 31, 1994 and the year ended June 30, 1994, in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.
Newport Beach, California
October 1, 1996

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                                 BALANCE SHEETS

                                                                           JUNE 30,       JUNE 30,       DECEMBER 31,
                                                                             1996           1995             1994
                                                                         ------------   ------------ --------------------
                                                                                                     (PREDECESSOR-NOTE 2)

                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $     20,000   $    192,000   $          -
  Accounts receivable, net of allowance for doubtful accounts of
     $70,000 at June 30, 1996 and 1995, $100,000 at December 31, 1994         505,000        186,000        379,000
  Inventories                                                                 643,000        504,000        858,000
  Prepaid expenses                                                              7,000         40,000         53,000
                                                                         ------------   ------------   ------------

        Total current assets                                                1,175,000        922,000      1,290,000

FIXED ASSETS                                                                  905,000      1,053,000      1,562,000

OTHER ASSETS, less accumulated amortization of
  $44,000 at December 31, 1994                                                                               51,000

GOODWILL, less accumulated amortization of
  $281,000 at December 31, 1994                                                                             694,000
                                                                         ------------   ------------   ------------

                                                                         $  2,080,000   $  1,975,000   $  3,597,000
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------


                                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt                 $    429,000   $    240,000   $  2,825,000
  Accounts payable                                                            840,000        502,000        791,000
  Accrued wages and benefits                                                  373,000        413,000        440,000
  Accrued commissions and marketing                                           181,000        446,000        661,000
  Other accrued expenses                                                      118,000        110,000        215,000
                                                                         ------------   ------------   ------------

        Total current liabilities                                           1,941,000      1,711,000      4,932,000

LONG-TERM DEBT                                                                756,000        373,000        413,000

COMMITMENTS

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Preferred Stock, par value $0.01 per share;
    1,000,000 shares authorized
  Common Stock, par value $0.01 per share;
    199,000,000 shares authorized, 154,763,438, 154,023,569 and
    153,923,529 shares issued and outstanding at June 30, 1996,
    1995 and December 31, 1994 respectively                                   394,000        387,000      1,539,000
  Additional paid-in capital                                                    1,000          1,000     20,126,000
  Retained earnings (deficit)                                              (1,012,000)      (497,000)   (23,413,000)
                                                                         ------------   ------------   ------------

                                                                             (617,000)      (109,000)    (1,748,000)
                                                                         ------------   ------------   ------------

                                                                         $  2,080,000   $  1,975,000   $  3,597,000
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------


                             See accompanying notes.

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                            STATEMENTS OF OPERATIONS

                                               YEAR        SIX MONTHS     SIX MONTHS        YEAR
                                               ENDED          ENDED          ENDED          ENDED
                                             JUNE 30,       JUNE 30,     DECEMBER 31,     JUNE 30,
                                               1996           1995           1994           1994
                                           ------------   ------------   ------------   ------------
                                                                          (PREDECESSOR  -  NOTE 2)
REVENUES                                   $  6,572,000   $  2,718,000   $  3,580,000   $ 10,703,000

COST OF SALES                                 5,374,000      2,212,000      3,279,000      8,385,000
                                           ------------   ------------   ------------   ------------
GROSS PROFIT                                  1,198,000        506,000        301,000      2,318,000

OPERATING EXPENSES:
  Selling and distribution                    1,135,000        702,000      1,412,000      2,927,000
  General and administration                    524,000        298,000        361,000      1,841,000
  Interest expense, net                          54,000          3,000        111,000        113,000
                                           ------------   ------------   ------------   ------------

                                              1,713,000      1,003,000      1,884,000      4,881,000
                                           ------------   ------------   ------------   ------------


NET LOSS                                   $   (515,000)  $   (497,000)  $ (1,583,000)  $ (2,563,000)
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

NET LOSS PER COMMON SHARE                  $       (.00)  $       (.00)  $       (.01)  $       (.02)
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 154,144,914    153,923,569    153,923,569    153,923,569
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------


                             See accompanying notes.

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
    FOR THE YEAR ENDED JUNE 30, 1996, THE SIX MONTHS ENDED JUNE 30, 1995 AND
               DECEMBER 31, 1994 AND THE YEAR ENDED JUNE 30, 1994

                                                                                         ADDITIONAL
                                    PREFERRED STOCK              COMMON STOCK              PAID-IN
                                 SHARES        AMOUNT        SHARES         AMOUNT         CAPITAL        DEFICIT         TOTAL
                                --------      --------     -----------    -----------   ------------   -------------   -----------
BALANCE at
  June 30, 1993                        -     $        -    153,923,569    $ 1,539,000   $ 20,126,000   $(19,267,000)   $ 2,398,000

Net loss                                                                                                 (2,563,000)    (2,563,000)
                              ----------     ----------    -----------    -----------   ------------   ------------    -----------
BALANCE at
  June 30, 1994                                            153,923,569      1,539,000     20,126,000    (21,830,000)      (165,000)

Net loss                                                                                                 (1,583,000)    (1,583,000)
                              ----------     ----------    -----------    -----------   ------------   ------------    -----------

BALANCE at
  December 31, 1994                                        153,923,569      1,539,000     20,126,000    (23,413,000)    (1,748,000)

Effect of "push-down"
  accounting in connection
  with change in control
  (Note 2)                                                                 (1,153,000)   (20,126,000)    23,413,000      2,134,000
                              ----------     ----------    -----------    -----------   ------------   ------------    -----------

BALANCE at
  January 1, 1995                                          153,923,569        386,000                                      386,000

Issuance of shares
  for services                                                 100,000          1,000          1,000                         2,000
Net loss                                                                                                   (497,000)      (497,000)
                              ----------     ----------    -----------    -----------   ------------   ------------    -----------

BALANCE at June 30, 1995                                   154,023,569        387,000          1,000       (497,000)      (109,000)

Issuance of shares
  for services                                                 739,869          7,000                                        7,000
Net loss                                                                                                   (515,000)      (515,000)
                              ----------     ----------    -----------    -----------   ------------   ------------    -----------

BALANCE at June 30, 1996               -     $        -    154,763,438    $   394,000   $      1,000   $ (1,012,000) $    (617,000)
                              ----------     ----------    -----------    -----------   ------------   ------------    -----------
                              ----------     ----------    -----------    -----------   ------------   ------------    -----------


                             See accompanying notes.

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR        SIX MONTHS    SIX MONTHS        YEAR
                                                                ENDED          ENDED         ENDED          ENDED
                                                              JUNE 30,       JUNE 30,    DECEMBER 31,     JUNE 30,
                                                                1996           1995          1994           1994
                                                             ----------     ----------   ------------   ------------
                                                                                          (PREDECESSOR  -  NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                   $(515,000)     $(497,000)   $(1,583,000)   $(2,563,000)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                            165,000         84,000        304,000        604,000
      Deferred interest on short and long-term debt                             2,000        111,000        110,000
      Deferred payments on litigation settlement                                                            550,000
      Issuance of Common Stock under distribution agreement      7,000
      Changes in assets and liabilities:
        Accounts receivable                                   (319,000)      (186,000)       297,000        (16,000)
        Inventories                                           (139,000)      (504,000)       (72,000)       (89,000)
        Prepaid expenses                                        33,000                        23,000        (38,000)
        Accounts payable                                       338,000        422,000         19,000        205,000
        Accrued wages and benefits                             (40,000)       137,000         31,000         18,000
        Accrued commissions and marketing                     (265,000)       408,000        125,000        346,000
        Other accrued expenses                                   8,000         43,000       (305,000)       134,000
                                                             ---------      ---------    -----------    -----------
          Net cash used by operating activities               (727,000)       (91,000)    (1,050,000)      (739,000)
                                                             ---------      ---------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                    (17,000)       (11,000)       (83,000)      (304,000)
  Cash used to satisfy net acquired liabilities of
    predecessor company                                                      (557,000)
                                                             ---------      ---------    -----------    -----------
          Net cash used by investing activities                (17,000)      (568,000)       (83,000)      (304,000)
                                                             ---------      ---------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                      684,000        100,000        700,000      1,290,000
  Principal payments on notes payable                         (112,000)       (49,000)       (48,000)       (62,000)
                                                             ---------      ---------    -----------    -----------
          Net cash provided by financing activities            572,000         51,000        652,000      1,228,000
                                                             ---------      ---------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                               (172,000)      (608,000)      (481,000)       185,000

CASH AND CASH EQUIVALENTS, beginning of period                 192,000        800,000        481,000        296,000
                                                             ---------      ---------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                     $  20,000      $ 192,000    $         0    $   481,000
                                                             ---------      ---------    -----------    -----------
                                                             ---------      ---------    -----------    -----------


                             See accompanying notes.

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE BUSINESS

International Food and Beverage, Inc. (the "Company"), manufactures and markets fully prepared pizzas, pizza components and specialty baked products to customers within the foodservice industry including retail supermarket service delicatessens, restaurants, hotels, sports and theme parks, and catering locations.

NOTE 2 - CHANGE IN CONTROL

On December 31, 1994, BT Capital Corporation ("BTCC"), MH Investments, Inc., a California corporation wholly-owned by Michael W. Hogarty, the Chief Executive Officer and President of the Company, and Michael W. Hogarty entered into agreements which provided for the sale of 91.8% by BTCC of the outstanding shares of Common Stock of the company to MH Investments, Inc. for $250,000. Concurrent with the foregoing transaction, the Company entered into a Tax Allocation Agreement with BTCC. The parties elected under Section 338(h)(10) of the Internal Revenue Code to treat the transaction as an asset acquisition for tax purposes. Under the terms of the Tax Allocation Agreement, BTCC agreed to pay to the Company $3,475,000 as full consideration for the potential tax benefits which have or may in the future inure to the benefit of BTCC and its affiliates with such amount paid by (i) elimination of $2,675,000 of debt and interest owed to BTCC by the Company, and (ii) payment of $800,000 in cash and short term notes receivable. As a result of the Section 338(h)(10) election, BTCC and its affiliates will be entitled to use, subject to applicable limitations and restrictions, any net operating losses of the Company existing as of December 31, 1994.

In connection with the foregoing transaction, MH Investments, Inc. has given BTCC a five year option to purchase up to 18,000,000 shares of Common Stock of the Company from MH Investments, Inc. at the same price per share paid by MH Investments, Inc.

For financial reporting purposes this transaction was recorded in conformity with Accounting Principles Board Opinion No. 16. Accordingly, the assets and liabilities as of January 1, 1995, and the results of operations for the six months ended June 30, 1995, reflect the "push-down" of the new controlling shareholder's basis, minority interest at its historical basis, and the consideration received from BTCC.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52-53 week period ending on the Saturday closest to June 30. The fiscal year end and period end dates for the periods being reported on herein are June 29, 1996, July 1, 1995, December 31, 1994 and July 2, 1994. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 and December 31 for the applicable period presented.

Accounts Receivable and Revenues

Substantially all of the Company's sales are made to full-line foodservice distributors, national foodservice chains, major regional supermarket chains or a related party who sells to such organizations. Concentrations of credit risk exist because of the concentration of the Company's customers within these industries and its dependence on a limited number of customers for a large portion of annual revenues. Such risk, however, is mitigated by the longevity of the Company's customer relationships and is considered a normal part of the foodservice, institutional and retail grocery industries. At June 30, 1996 and 1995, and December 31, 1994 approximately 80%, 50% and 80%, respectively, of trade accounts receivable were from five large distributor organizations, national foodservice chains, regional supermarket chain accounts, or a related party who sells to such organizations. For the years ending June 30, 1996, 1995 and 1994, approximately 85%, 85% and 75%, respectively, of revenues were generated from the Company's five largest customers with the aggregate of the various divisions of one of these customers accounting for approximately 44%, 47% and 50%, respectively, of revenues. During fiscal 1996 sales to a related party

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

were approximately $1,200,000 with an accounts receivable balance as of June 29, 1996 of $70,000 paid subsequent to year end within normal terms. The Company grants credit to its customers that is uncollateralized. Accordingly, the accounts receivale balance is subject to credit risk.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost (first-in, first-out method) or market.

Fixed Assets

Substantially all of the Company's fixed assets were acquired within the past six years. The historical acquisition cost of these assets was approximately $4,000,000, however, as a result of the application of "push-down" accounting in connection with the change in control these assets are reported currently on the Company's financial statements with a cost before accumulated depreciation and amortization of $1,154,000. Asset additions subsequent to December 31, 1994 are stated at cost. Depreciation is provided using the straight-line method over the shorter of the estimated useful life of an asset or the remaining lease term for leasehold improvements (three to seven years).

Significant improvements are capitalized. All maintenance and repair costs are charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

Other Assets

Other assets consisted primarily of costs capitalized in connection with a June 1990 debt restructuring. These costs were being amortized using the interest method over seven years, and were reduced to zero, effective January 1, 1995, in connection with the change in control of the Company (Note 2).

Goodwill

The excess of cost over the fair value of net assets acquired by the predecessor company was recorded as goodwill and amortized using the straight-line method over twenty-five years. The goodwill was reduced to zero effective January 1, 1995, in connection with the change in control of the Company (Note 2).

Income Taxes

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Common Share

Net loss per common share is based on the reported net loss divided by the weighted average number of common shares outstanding. Shares issuable under options have been excluded from the calculation in each period presented because of their antidilutive effect.

Cash and Cash Equivalents

The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management's Plans

Management's plans for achieving profitable future operations are focused on continued revenue enhancement through sales to new service deli and foodservice customers, the ongoing development of new products, and further penetration of the existing customer base. Management believes that existing cash balances, available financing capacity and anticipated cash flows, augmented only if neccessary by additional working capital, the availability of which, subject to an agreed upon limit, has been confirmed to the Company, would be sufficient to fund the Company's operations for fiscal 1997.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                           June 30,    June 30,   December 31,
                                            1996         1995        1994
                                          ---------   ---------   ------------
Raw materials                             $483,000    $303,000     $502,000
Finished goods                             160,000     201,000      356,000
                                          ---------   ---------   ------------
                                          $643,000    $504,000     $858,000
                                          ---------   ---------   ------------
                                          ---------   ---------   ------------

NOTE 5 - FIXED ASSETS

Fixed Assets consisted of the following:


                                         June 30,     June 30,    December 31,
                                          1996         1995          1994
                                       -----------   ----------   ------------
Machinery and equipment                $1,154,000    $1,137,000   $ 2,556,000
Leasehold improvements                                                715,000
Office furniture and equipment                                        122,000
Automobile                                                             45,000
                                       -----------   ----------   ------------
                                        1,154,000     1,137,000     3,438,000
Accumulated depreciation
    and amortization                     (249,000)      (84,000)   (1,876,000)
                                       -----------   ----------   ------------
                                       $  905,000    $1,053,000   $ 1,562,000
                                       -----------   ----------   ------------
                                       -----------   ----------   ------------

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - FIXED ASSETS (CONTINUED)

Substantially all of the Company's fixed assets were acquired within the past six years. The historical acquisition cost of these assets was approximately $4,000,000, however, as a result of the application of "push-down" accounting in connection with the change in control these assets are reported currently on the Company's financial statements with a cost before accumulated depreciation and amortization of $1,154,000.

Depreciation expense related to fixed assets totaled $165,000, $84,000, $281,000 and $545,000 for the periods ended June 30, 1996 and 1995, December 31, 1994 and June 30, 1994, respectively.

NOTE 6 - NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT

Notes payable consisted of the following:

                                         June 30,     June 30,     December 31,
                                          1996         1995           1994
                                       -----------   ----------   ------------
Revolving Credit Agreement with
   a financial services corporation     $329,000      $   -         $   -

Notes payable to bank and principal
   shareholder with interest at
   10%, due October 31, 1995
   collateralized by the Company's
   accounts receivable and
   inventories; canceled by the
   noteholder on December 31, 1994
   (Note 2)                                                          1,950,000

Note payable to bank and
   principal shareholder with
   interest at 10%, due October 31,
   1995 uncollateralized; canceled
   by the noteholder on December
   31, 1994 (Note 2)                                                   500,000

Related accrued interest due on
   the bank and principal
   shareholder obligations;
   canceled by the noteholder on
   December 31, 1994 (Note 2)                                          225,000

Notes payable to vendors for
   equipment purchases,
   collateralized by equipment            21,000        33,000          40,000

Note payable to bank, interest
   at 10.85%, collateralized by
   auto, payable monthly through
   August, 1998; repaid May,
   1996 upon disposal of the auto                       29,000          31,000

Note payable to an individual
   and principal shareholder with
   interest at 10.25%, due
   October 31, 1997
   collateralized by the Company's
   accounts receivable and
   inventories subordinated in
   March 1996 to the revolving
   credit agreement lender and
   reclassified as long term debt                      100,000

Current portion of long-term
debt (Note 7)                             79,000        79,000          79,000
                                       -----------   ----------   ------------
                                        $429,000      $240,000      $2,825,000
                                       -----------   ----------   ------------
                                       -----------   ----------   ------------

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT (CONTINUED)

On March 15, 1996, the Company entered into a Revolving Credit Agreement with a financial services corporation for an initial renewable term expiring on October 15, 1997. Advances under the Agreement are limited to 75% of eligible accounts receivable and 50% of eligible raw material inventory to a maximum of $100,000, as defined in the Agreement. The aggregate amount of the outstanding revolving advances shall not be greater than $500,000. The outstanding balances are collateralized by substantially all of the Company's assets. In addition, there is a continuing guaranty by the principal shareholder. The Agreement contains various restrictive covenants including restrictions on the issuance of stock, payment of dividends, sale of assets, and limitations on debt issuances, capital expenditures and liens without prior approval. Interest is at prime plus 6.0% (14.25% at June 29, 1996), with minimum interest charges of $2,500 per month.

Interest expense on notes payable for the periods ended June 30, 1996 and 1995, December 31, 1994 and June 30, 1994 was $21,000, $4,000, $114,000 and $7,000,
respectively.

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                         June 30,       June 30,     December 31,
                                                           1996           1995           1994
                                                       ------------   ------------   ------------
Notes payable to an individual and principal
   shareholder with interest at 10.25%, due
   October 31, 1997 collateralized by the
   Company's accounts receivable and
   inventories, subordinated in March 1996 to the
   Revolving Credit Agreement lender (Note 6)            $455,000      $       -      $       -

Licensing agreement settlement obligation,
   payable monthly through April 2001,
   collateralized by the Company's equipment
   existing as of June 30, 1993                           380,000        452,000        492,000
                                                         --------       --------       --------
                                                          835,000        452,000        492,000

Less current maturities                                   (79,000)       (79,000)       (79,000)
                                                         --------       --------       --------
                                                         $756,000       $373,000       $413,000
                                                         --------       --------       --------
                                                         --------       --------       --------

Interest expense on long-term debt for the periods ended June 30, 1996 and 1995, December 31, 1994 and June 30, 1994 was $32,000, $0, $0 and $110,000,
respectively. Interest costs paid in cash on all debt for the periods ended June 30, 1996 and 1995, December 31, 1994 and June 30, 1994 was $43,000, $4,000,
$4,000 and $7,000,  respectively.

Maturities of notes payable and long-term debt for each of the next five years ending June 30 are as follows:

                       1997                   $  429,000
                       1998                      534,000
                       1999                       79,000
                       2000                       79,000
                       2001                       64,000
                                              ----------
                                              $1,185,000
                                              ==========

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

Effective July 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". This change did not have a significant effect on the results of operations for the year ended June 30, 1994. Prior years' financial statements were not restated.

Through December 31, 1994 the Company was a member of its principal shareholder's affiliated group and was included in the group's consolidated federal income tax return and combined California franchise tax return. However, the Company computed the provision for income taxes in these financial statements by applying SFAS No. 109 as if the Company filed a separate income tax return.

The reconciliation of the effective tax rates and the U.S. statutory tax rates are as follows for the periods indicated:

                                              Year        Six Months     Six Months        Year
                                              Ended          Ended          Ended          Ended
                                            June 30,       June 30,     December 31,     June 30,
                                              1996           1995           1994           1994
                                            --------      ----------    ------------     --------
Tax benefit at statutory rate                (34.0)%        (34.0)%        (34.0)%        (34.0)%
State taxes, net of federal liability           .1                                         (5.4)
Other                                          1.1             .8             .8            0.7
Change in valuation allowance                 32.8           33.2           33.2           38.7
                                             -----          -----          -----          -----

                                               0.0%           0.0%           0.0%           0.0%
                                             -----          -----          -----          -----
                                             -----          -----          -----          -----

The significant components of the deferred income tax asset and (liability) are as follows:

                                     June 30,       June 30,    December 31,
                                       1996           1995          1994
                                    ----------     ----------   ------------
Property and equipment              $   3,000      $  10,000    $   584,000
Amortization                                                         (7,000)
Accrued liabilities                                                 176,000
Bad debts                                                            43,000
Inventory reserve                                                    34,000
Contributions carryforward             16,000          4,000         64,000
Tax credit carryforward                                               3,000
Net operating loss carryforward       374,000        254,000      7,608,000
Uniform capitalization of
  inventory costs                       2,000
Other                                   1,000          1,000          1,000
                                    ---------       --------    -----------
                                      396,000        269,000      8,506,000

Valuation Allowance                  (396,000)      (269,000)    (8,506,000)
                                    ---------       --------    -----------

Net deferred income taxes           $       0      $       0    $         0
                                    ---------       --------    -----------
                                    ---------       --------    -----------

As of June 30, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $968,000 and $484,000, respectively. The net operating loss carryforwards begin expiring in 2011 and 2001, respectively. During the year ended June 30, 1996 the Company paid income taxes of $800.

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - SHAREHOLDERS' EQUITY (DEFICIENCY):

Stock Options

Under the Company's 1988 Stock Option Plan for Key Employees (the "Plan") officers and employees are eligible to receive Incentive and Nonstatutory options to purchase shares of the Company's Common Stock. A maximum of 1,800,000 shares are authorized for grant at an exercise price equal to the fair market value of the stock on the date of grant. Options are exercisable over a period of time designated by the Board of Directors and generally expire 10 years from the date of grant. The Plan terminates in November 1998.

During 1996, 1995 and 1994 the Company granted Nonstatutory stock options to Non-employee Directors and other individuals and entities. All options are exercisable over a defined vesting period as set forth in each agreement and expire at various dates through January 2005.

At June 30, 1996 options outstanding and exercisable are as follows:

                                               Options        Options         Price Range
                                             Outstanding    Exercisable        Per Share
                                             -----------    -----------     ---------------
Incentive employee options                   $  590,000        457,000      $ .00177 to .40

Nonemployee director nonstatutory options     2,400,000      1,950,000        .00177 to .40

Nonstatutory options                            122,000        122,000                  .35
                                             ----------     ----------      ---------------
                                             $3,112,000      2,529,000      $ .00177 to .40
                                             ----------     ----------      ---------------
                                             ----------     ----------      ---------------

In the three years ended June 30, 1996 no options were exercised.

Warrants

In connection with a private placement offering completed in August 1991, the Company issued as partial consideration for services rendered a warrant that entitles the placement agent to purchase up to 694,125 shares of the Company's Common Stock at an exercise price of $.40 per share. The warrant expired unexercised on August 7, 1996.

NOTE 10 - COMMITMENTS

Leases

The Company has an operating lease for its manufacturing and corporate office facility. The lease, which expires in June 2000, requires monthly payments of approximately $25,000 through October 31, 1996 and thereafter is subject to annual adjustments of at least 4%, but not more than 7% based on the Consumer Price Index.

Building and equipment rent expense for the periods ended June 30, 1996 and 1995, December 1, 1994, and June 30, 1994 was $298,000, $156,000, $150,000 and
$249,000, respectively.

Future minimum lease commitments on noncancellable operating leases are as follows:

             For The Years Ended June 30,            Amount
             ----------------------------         ------------
                         1997                     $    310,000
                         1998                          322,000
                         1999                          333,000
                         2000                          346,000
                                                  ------------

                                                  $  1,311,000
                                                  ------------
                                                  ------------

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS (CONTINUED)

Stock Issuance

     In February 1996, the Company entered into a "Manufacturing Services and Marketing Agreement" as amended, (the "Agreement") with Sunset Specialty Foods, Inc. ("Sunset") and James R. Tolliver, the sole owner of Sunset. The Agreement provides the terms by which the Company will contract manufacture product for Sunset, who heretofore has purchased product for sale to both domestic retail chains and export customers. Pursuant to the Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the two quarters ending December 31, 1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company had issued 729,869 shares of Common Stock and is accounted for as a noncash transaction on the Statement of Cash Flows. In
August 1996 the Company issued an additional 1,825,913 shares of Common Stock in satisfaction of the commission earned as of June 29, 1996.

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

                                    EXHIBIT INDEX


EXHIBIT
NO.      DESCRIPTION
---      -----------

3.01 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.01 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1993).

3.02 Bylaws (incorporated by reference to Exhibit 3.02 to the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1991, the "Registration Statement").

4.01     Specimen Common Stock Certificate (incorporated by reference to
         Exhibit 4.01 to the Registration Statement).

10.1 Employment Agreement, dated March 15, 1988, as amended January 5, 1989, and November 9, 1990 between Michael W. Hogarty and the Company (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.2 Standard Form Industrial Lease, dated August 31, 1989, between Tijeras Partnership, as landlord, and the Company (incorporated by reference to Exhibit 10.13 to the Registration Statement).

10.3 1988 Stock Option Plan for Key Employees of International Food and Beverage, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement).

10.4 Lease Amendment, dated December 8, 1992 to the Standard Form Industrial Lease, dated August 31, 1989, between Tijeras Partnership, as landlord, and the Company (incorporated by reference to Exhibit
         10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1993).

10.5 Promissory Note of the Company dated June 29, 1995, in the principal amount of $100,000 in favor of Michael W. Hogarty. Promissory Notes of the Company in substantially the same form as in Exhibit 10.5 herein were issued at various times between October 16, 1995 and January 31, 1996 in the total principal amount of $355,000 in favor of Michael W. Hogarty (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995).

10.6 Loan and Security Agreement, dated June 29, 1995 between the Company and Michael W. Hogarty (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995).

10.7 Loan and Security Agreement, dated March 15, 1996 between Fremont Business Credit and the Company and related documents and agreements executed in connection therewith.

10.8 Building lease Estoppel Certificate dated December 11, 1995 to Ms. Nancee Ehlers Boldman and Ms. Sally Ehlers Stillion as Purchasers of the real property subject to the building lease included in this
         Exhibit Index as Exhibit 10.2 and Exhibit 10.4.

22.1 Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registration Statement).

27       Financial Data Schedule.