Form 10-Q
period 1996-09-28
INTERNATIONAL FOOD & BEVERAGE INC /DE/
filed 1996-11-12
CIK 880584

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 28, 1996
                              ----------------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number    33-43621
                      ----------------

                    INTERNATIONAL FOOD AND BEVERAGE, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                              33-0307734
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 30152 Aventura, Rancho Santa Margarita, California                92688
-----------------------------------------------------       -------------------
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

Yes  /X/    No
   ------      ------

     The number of shares of Common Stock outstanding as of October 31, 1996
was:   156,589,351
    -----------------

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                   FINANCIAL STATEMENTS AND OTHER INFORMATION

                                     INDEX

                                                                    PAGE NUMBER
                                                                    -----------
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements


         Statements of Operations
            for the three months ended
            September 28, 1996 and September 30, 1995                     1

         Balance Sheets as of September 28, 1996
            and June 29, 1996                                             2

         Statements of Cash Flows for the three months
            ended September 28, 1996 and September 30, 1995               3

         Notes to Financial  Statements                                   4

    Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations        5

PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                            6


SIGNATURES                                                                6

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                             ----------------------------
                                                     (Unaudited)

                                             SEPTEMBER 28,  SEPTEMBER 30,
                                                 1996           1995
                                             -------------  -------------
REVENUES                                      $  1,993,000   $  1,576,000
COST OF SALES                                    1,603,000      1,229,000
                                              ------------   ------------

GROSS PROFIT                                       390,000        347,000

OPERATING EXPENSES:
  Selling and distribution                         334,000        259,000
  General and administrative                       141,000        137,000
  Interest expense                                  31,000          4,000
                                              ------------   ------------

                                                   506,000        400,000
                                              ------------   ------------

NET LOSS                                      $   (116,000)  $    (53,000)
                                              ------------   ------------
                                              ------------   ------------

NET LOSS PER COMMON SHARE                     $       (.00)  $       (.00)
                                              ------------   ------------
                                              ------------   ------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                 155,666,362    154,029,569
                                              ------------   ------------
                                              ------------   ------------


                            See accompanying notes.

                     INTERNATIONAL FOOD AND  BEVERAGE, INC.

                                BALANCE SHEETS

                                                     SEPTEMBER 28,    JUNE 29,
                                                        1996           1996
                                                    -------------   ------------
                                                     (Unaudited)
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $   15,000    $   20,000
   Accounts receivable                                   326,000       505,000
   Inventories                                           604,000       643,000
   Prepaid expenses                                        4,000         7,000
                                                      ----------    ----------
        Total current assets                             949,000     1,175,000

FIXED ASSETS                                             871,000       905,000
                                                      ----------    ----------
                                                      $1,820,000    $2,080,000
                                                      ----------    ----------
                                                      ----------    ----------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Notes payable and current maturities of
     long-term debt                                   $  359,000    $  429,000
   Accounts payable                                      838,000       840,000
   Accrued wages and benefits                            344,000       373,000
   Accrued commissions and marketing                     174,000       181,000
   Other accrued expenses                                 90,000       118,000
                                                      ----------    ----------
        Total current liabilities                      1,805,000     1,941,000

LONG-TERM DEBT                                           730,000       756,000

SHAREHOLDERS' EQUITY (DEFICIENCY)                       (715,000)     (617,000)
                                                      ----------    ----------
                                                      $1,820,000    $2,080,000
                                                      ----------    ----------
                                                      ----------    ----------


                            See accompanying notes.

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                           STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                             ----------------------------
                                                                      (Unaudited)

                                                             SEPTEMBER 28,  SEPTEMBER 30,
                                                                 1996           1995
                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                    $(116,000)     $(53,000)
   Adjustments to reconcile net loss to net
    cash used by operating activities
     Depreciation and amortization                                39,000        42,000
     Issuance of Common Stock under distribution agreement        18,000
     Changes in assets and liabilities:
        Accounts receivable                                      179,000       (93,000)
        Inventories                                               39,000       (40,000)
        Prepaid expenses                                           3,000        13,000
        Accounts payable                                          (2,000)      227,000
        Accrued wages and benefits                               (29,000)      (65,000)
        Accrued commissions and marketing                         (7,000)      (88,000)
        Accrued expenses                                         (28,000)       10,000
                                                               ---------      ---------
           Net cash provided by (used in) operating activities    96,000       (47,000)
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                      (5,000)      (14,000)
                                                               ---------      ---------
           Net cash used by investing activities                  (5,000)      (14,000)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                           (96,000)      (24,000)
                                                               ---------      ---------
           Net cash provided by (used in) financing activities   (96,000)      (24,000)
                                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH                                   (5,000)      (85,000)

CASH AND CASH EQUIVALENTS, beginning of year                      20,000       192,000
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                       $  15,000      $107,000
                                                               ---------      ---------
                                                               ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $  19,000      $  3,000
   Income taxes                                                        0             0

                            See accompanying notes.

                     INTERNATIONAL FOOD AND BEVERAGE, INC.


NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements, which have not been audited by independent public accountants, reflect all adjustments necessary to present fairly the data for the periods presented therein. The results of operations for the three month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 1997.

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

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three month period ended September 28, 1996 of $1,993,000 increased approximately 26% when compared with revenues of $1,576,000 in the prior year comparable period. This revenue increase resulted primarily from the addition late in fiscal 1996 of new foodservice customers and an increase in revenues in contract manufacturing for a customer who sells to both domestic retail chains and export customers. The Company continues to market its pizzas and crusts nationally to retail supermarket service delicatessen customers and major foodservice accounts. Beginning in May 1996, the Company began a private label program producing a line of pizzas being sold in the frozen food section of a major national grocery retailer.

The gross profit margin of 19.6% for the three months ended September 28, 1996 declined versus the prior year comparable period gross margin of 22.0%. The current year margin reflects higher material costs (principally in cheese) offset only partially by improvements realized in operating efficiencies and a higher level of overhead absorption. In the first quarter of fiscal 1997 cheese, the Company's most significant ingredient cost, was at unprecedented high levels with prices that were approximately 25% higher than during the comparable prior year period. To offset the higher material costs the Company has, where possible, raised prices. These price increases however were primarily affected beginning late in fiscal 1996 and in certain cases not until late September 1996. In addition, fixed overhead per unit sold remains high at the Company's low level of production. The Company projects an increase in its gross profit contribution rate given recent price increases and assuming the Company achieves increased production volume. Additionally, gross profit would be further benefited if cheese prices return to historical price levels. In late October 1996 the price of cheese did begin a downward trend but prices remain unpredictable.

Selling, general and administrative expenses for the quarter ended September 28, 1996 decreased as a percent of sales versus the prior year comparable period to 23.8% from 25.1% primarily due to the increased revenues. The Company does not anticipate having to add substantially to fixed overhead costs to support revenue growth of fifty to one hundred percent of its current revenue level assuming a similar mix of products and customers.

As a result of higher borrowings interest expense increased from $4,000 to $31,000 for the current fiscal first quarter versus the comparable prior year period. The resulting loss for the three month period ended September 28, 1996 was $116,000 versus a reported loss for three months ended September 30, 1995 of $53,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $96,000 for the three month period ended September 28, 1996 versus cash used in operating activities of $47,000 in the comparable prior year period. The cash provided by operations was generated primarily from the reduction in accounts receivable and inventories since June 29, 1996, the proceeds of which were used to satisfy accounts payable and accrued expenses as well as pay down the Company's revolving line of credit. Management believes that the Company becomes cash positive from operations if it achieves a sustained average monthly revenue rate of approximately $700,000 at current sales prices and product mix.

In March 1996 the Company entered into a $500,000 revolving line of credit agreement collateralized by eligible accounts receivable and inventories. Throughout most of September and October 1996 the outstanding borrowing under this credit facility averaged approximately $300,000. The Company believes that this credit facility will be adequate to fund the Company's short term working capital requirements.

The Company's primary emphasis remains revenue generation through increased sales to existing and new customers. It is also aggressively evaluating opportunities ranging from contract manufacturing for others to the acquisition of a synergistic product line or company.

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, regarding management's expectations concerning gross profit contribution, cheese prices, volume, the adequacy of funds from the existing credit facility and the level at which the Company's operations become cash positive. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations.

                          PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  None.

(b) No reports on Form 8-K were filed during the three months ended September 28, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 1996           INTERNATIONAL FOOD AND BEVERAGE, INC.
     --------------------

                                   /s/  Michael W. Hogarty
                                  -------------------------------------
                                   Michael W. Hogarty
                                   President and Chief Executive Officer

                                   /s/ Ann M. Gooch
                                  -------------------------------------
                                   Ann M. Gooch
                                   Vice President of Finance
                                   (Principal Financial and Accounting Officer)