Form 10-Q
period 1996-12-28
INTERNATIONAL FOOD & BEVERAGE INC /DE/
filed 1997-02-11
CIK 880584

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   DECEMBER 28, 1996

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

Yes     X         No
    ---------         ---------

     The number of shares of Common Stock outstanding as of January 31, 1997 was: 156,599,351

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

                      FINANCIAL STATEMENTS AND OTHER INFORMATION

                                        INDEX


                                                                    PAGE NUMBER
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

         Statements of Operations for the three months and six months
         ended December 28, 1996 and December 30, 1995                      1

         Balance Sheets as of December 28, 1996
         and June 29, 1996                                                  2

         Statements of Cash Flows for the six months
         ended December 28, 1996 and December 30, 1995                      3

         Notes to Financial Statements                                      4

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations              5


PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                              6


SIGNATURES                                                                  6

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             STATEMENTS OF OPERATIONS
                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                        (Unaudited)                   (Unaudited)
                                 DECEMBER 28,   DECEMBER 30,  DECEMBER 28,  DECEMBER 30,
                                    1996           1995           1996         1995
                                ------------  ------------   ------------  ------------
REVENUES                        $ 2,079,000   $ 1,433,000    $ 4,072,000   $ 3,009,000
COST OF SALES                     1,618,000     1,215,000      3,221,000     2,444,000
                                -----------   -----------    -----------   -----------
GROSS PROFIT                        461,000       218,000        851,000       565,000

OPERATING EXPENSES:
     Selling and distribution       379,000       247,000        713,000       506,000
     General and administrative     151,000       139,000        292,000       276,000
     Interest expense                29,000         8,000         60,000        12,000
                                -----------   -----------    -----------   -----------
                                    559,000       394,000      1,065,000       794,000
                                -----------   -----------    -----------   -----------

NET LOSS                        $   (98,000)  $  (176,000)   $  (214,000)  $  (229,000)
                                ===========   ===========    ===========   ===========


NET LOSS PER COMMON SHARE       $      (.00)  $      (.00)   $      (.00)  $      (.00)
                                ===========   ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     156,591,878   154,023,569    156,129,120   154,023,569
                                ===========   ===========    ===========   ===========

                               See accompanying notes.
                                        -1-

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

                                BALANCE SHEETS

                                                      DECEMBER 28,    JUNE 29,
                                                          1996          1996
                                                      -----------    ---------
                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $   22,000   $   20,000
     Accounts receivable                                 571,000      505,000
     Inventories                                         532,000      643,000
     Prepaid expenses                                      5,000        7,000
                                                      ----------   ----------

         Total current assets                          1,130,000    1,175,000

FIXED ASSETS                                             837,000      905,000
                                                      ----------   ----------

                                                      $1,967,000   $2,080,000
                                                      ==========   ==========


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Notes payable and current maturities
       of long-term debt                              $  462,000   $  429,000
     Accounts payable                                    883,000      840,000
     Accrued wages and benefits                          379,000      373,000
     Accrued commissions and marketing                   236,000      181,000
     Other accrued expenses                              110,000      118,000
                                                      ----------   ----------

          Total current liabilities                    2,070,000    1,941,000

LONG-TERM DEBT                                           710,000      756,000

SHAREHOLDERS' EQUITY (DEFICIENCY)                       (813,000)    (617,000)
                                                      ----------   ----------
                                                      $1,967,000   $2,080,000
                                                      ==========   ==========

                             See accompanying notes.
                                      -2-

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                          STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED
                                                     ---------------------------
                                                             (Unaudited)
                                                    DECEMBER 28,   DECEMBER 30,
                                                        1996            1995
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                        $  (214,000)  $  (229,000)
     Adjustments to reconcile net loss to
       net cash provided by operating activities
         Depreciation and amortization                    80,000        84,000
         Issuance of Common Stock under
           distribution agreement                         18,000
         Changes in assets and liabilities:
            Accounts receivable                          (66,000)     (138,000)
            Inventories                                  111,000        60,000
            Prepaid expenses                               2,000        24,000
            Accounts payable                              43,000       343,000
            Accrued wages and benefits                     6,000       (48,000)
            Accrued commissions and marketing             55,000      (343,000)
            Accrued expenses                              (8,000)       (9,000)
                                                     -----------    -----------
                Net cash provided by (used in)
                  operating activities                    27,000      (256,000)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to fixed assets                           (12,000)      (25,000)
                                                     -----------   -----------
                Net cash used by investing
                  activities                             (12,000)      (25,000)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable              39,000       190,000
     Principal payments on notes payable                 (52,000)      (49,000)
                                                     -----------   -----------
                Net cash provided by (used in)
                  financing activities                   (13,000)      141,000
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH                            2,000      (140,000)

CASH AND CASH EQUIVALENTS, beginning of year              20,000       192,000
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $    22,000   $    52,000
                                                     ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                        $    57,000   $    12,000
     Income taxes                                              0             0


                             See accompanying notes.
                                      -3-

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements, which have not been audited by independent public accountants, reflect all adjustments necessary to present fairly the data for the periods presented therein. The results of operations for the six month period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 1997.

NOTE 2 - CHANGE IN CONTROL

A change in control transaction occurred December 31, 1994 and was recorded in conformity with Accounting Principles Board Opinion No. 16. Accordingly, assets and liabilities as of January 1, 1995 were restated and the results of operations since that time reflect the "push-down" of the new controlling shareholder's basis, minority interest at its historical basis, and the consideration received from the former controlling shareholder. The historical acquisition cost of the company's fixed assets was approximately $4,000,000, however, as a result of "push-down" accounting these assets are reported currently on the Company's financial statements with a cost after
accumulated depreciation of $837,000.   See footnotes to the audited
financial statements for a more detailed description of the transaction.

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the six month period ended December 28, 1996 of $4,072,000 increased 35% when compared with revenues of $3,009,000 in the prior year comparable period. Revenues for the most recent quarter increased 45% when compared with revenues in the comparable three month period of the prior year. The Company's business expanded with sales increases from retail grocery, foodservice and contract manufacturing customers. In May 1996, the Company introduced a line of pizzas which are sold under a private label brand in the frozen food section of a major national grocery retailer. The Company expects private label frozen pizza sales to continue to grow and recently added a second major grocery retailer private label program with initial shipments in February 1997. The Company does, however, expect a decrease in its contract manufacturing sales due to product changes and inherent uncertainties surrounding several of the contract manufacturer's customers.

The gross profit margin for the six months ended December 28, 1996 increased to 20.9% versus the prior year comparable period gross margin of 18.8%. In the most recent three month period, gross profit margin increased to 22.2% versus 15.2% in the comparable prior year period. The current year margin improvements result from the decrease in cheese prices beginning late in October 1996 to more normal historical pricing levels, a more favorable customer mix purchasing higher margin products, and the benefit derived from a higher level of overhead absorption as a result of increased sales.
Despite margin improvements, fixed overhead per unit sold remains high at the Company's low level of production. The Company would realize an increase in its gross profit contribution rate assuming the Company is able to achieve increased production volume and ingredient prices remain stable.

Selling, general and administrative expenses for the six months as well as the quarter ended December 28, 1996 decreased as a percent of sales versus the prior year comparable periods to 24.7% and 25.5% from 26.0% and 26.9%, respectively, primarily due to increased revenues. The Company does not anticipate having to add substantially to fixed overhead costs to support revenue growth of fifty to one hundred percent of its current revenue level assuming a similar mix of products and customers.

As a result of higher borrowings in the current fiscal year, interest expense for the six months and quarter ended December 28, 1996 increased to $60,000 and $29,000 from $12,000 and $8,000 for the comparable prior year periods, respectively. The resulting loss for the six month and three month periods ended December 28, 1996 was $214,000 and $98,000 versus reported comparable prior year period losses of $229,000 and $176,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27,000 for the six month period ended December 28, 1996 versus cash used in operating activities of $256,000 in the comparable prior year period. The cash provided by operations during the current fiscal year was generated primarily from additional balance sheet financing. Such cash together with a small increase in the outstanding borrowings were adequate to finance nominal fixed asset additions and service the Company's long term debt obligations during the period. Management believes that the Company will experience positive cash flow when it achieves a sustained average monthly revenue rate of approximately $750,000 at current sales prices and product mix.

In March 1996, the Company entered into a $500,000 revolving line of credit agreement collateralized by eligible accounts receivable and inventories. Throughout January and into February 1997 the outstanding borrowings under this credit facility averaged approximately $450,000. The Company has received from its lender a temporary approval for an increase in the line limit to $550,000, subject to available collateral, with a request for a permanent

                        INTERNATIONAL FOOD AND BEVERAGE, INC.

increase in the limit to $750,000 pending completion of their quarterly audit and loan committee approval. At the Company's current level of operations management believes that this credit facility will be adequate to fund the Company's short term working capital requirements. There is no assurance that the Company will be successful in obtaining the additional financing.

The Company's primary emphasis remains revenue generation through increased sales to existing and new customers. It is also aggressively evaluating opportunities ranging from contract manufacturing for others to the acquisition of a synergistic product line or company.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, regarding management's expectations concerning gross profit contribution, cheese prices, volume, the adequacy of funds from the existing credit facility, the efforts to obtain an increase in the credit facility and the level at which the Company's operations become cash positive. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and unforeseen increases in the level of expenses incurred in the Company's operations.

                             PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) None.

(b) No reports on Form 8-K were filed during the three months ended December 28, 1996.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    FEBRUARY 10, 1997               INTERNATIONAL FOOD AND BEVERAGE, INC.


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