Form 10-Q
period 1997-03-29
INTERNATIONAL FOOD & BEVERAGE INC /DE/
filed 1997-05-12
CIK 880584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                 March 29, 1997
                              ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number                        33-43621
                      --------------------------------------------------------

                     INTERNATIONAL FOOD AND BEVERAGE, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                33-0307734
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

30152 Aventura, Rancho Santa Margarita, California              92688
--------------------------------------------------            ----------
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

The number of shares of Common Stock outstanding as of April 15, 1997 was:
                                  156,599,351
                                  -----------

                     INTERNATIONAL FOOD AND BEVERAGE, INC.

                  FINANCIAL STATEMENTS AND OTHER INFORMATION

                                     INDEX


                                                                   PAGE NUMBER

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Statement of Operations for the three months
               and nine months ended March 29, 1997
               and March 30, 1996                                            1

             Balance Sheets as of March 29, 1997
               and June 29, 1996                                             2

             Statements of Cash Flows for the nine months
               ended March 29, 1997 and March 30, 1996                       3

             Notes to Financial Statements                                   4

    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations              5

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                6

SIGNATURES                                                                   6

                    INTERNATIONAL FOOD AND BEVERAGE, INC.

                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          STATEMENTS OF OPERATIONS


                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          ------------------------     ------------------------
                           MARCH 29,    MARCH 30,       MARCH 29,     MARCH 30,
                             1997         1996            1997          1996
                          -----------  -----------     -----------  -----------
                                (Unaudited)                   (Unaudited)

REVENUES                  $ 1,893,000  $ 1,375,000     $ 5,965,000  $ 4,384,000
COST OF SALES               1,449,000    1,179,000       4,670,000    3,623,000
                          -----------  -----------     -----------  -----------
GROSS PROFIT                  444,000      196,000       1,295,000      761,000

OPERATING EXPENSES:
  Selling and distribution    364,000      214,000       1,077,000      720,000
  General and administrative  146,000      120,000         438,000      396,000
  Interest expense             36,000       14,000          96,000       26,000
                          -----------  -----------     -----------  -----------
                              546,000      348,000       1,611,000    1,142,000
                          -----------  -----------     -----------  -----------
NET LOSS                   $ (102,000)  $ (152,000)     $ (316,000)  $ (381,000)
                          -----------  -----------     -----------  -----------
                          -----------  -----------     -----------  -----------


NET LOSS PER COMMON SHARE      $ (.00)      $ (.00)         $ (.00)      $ (.00)
                          -----------  -----------     -----------  -----------
                          -----------  -----------     -----------  -----------
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING      156,599,351  154,033,569     156,285,864  154,027,854
                          -----------  -----------     -----------  -----------
                          -----------  -----------     -----------  -----------


                            See accompanying notes.

                    INTERNATIONAL FOOD AND  BEVERAGE, INC.

                                 BALANCE SHEETS

                                                    MARCH 29,         JUNE 29,
                                                      1997              1996
                                                   -----------      -----------
                                                   (Unaudited)

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  57,000        $  20,000
  Accounts receivable                                  440,000          505,000
  Inventories                                          580,000          643,000
  Prepaid expenses                                       5,000            7,000
                                                   -----------      -----------
    Total current assets                             1,082,000        1,175,000

FIXED ASSETS                                           844,000          905,000
                                                   -----------      -----------
                                                  $  1,926,000     $  2,080,000
                                                   -----------      -----------
                                                   -----------      -----------

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable and current maturities
    of long-term debt                               $  412,000       $  429,000
  Accounts payable                                   1,070,000          840,000
  Accrued wages and benefits                           338,000          373,000
  Accrued commissions and marketing                    182,000          181,000
  Other accrued expenses                               142,000          118,000
                                                   -----------      -----------
    Total current liabilities                        2,144,000        1,941,000

LONG-TERM DEBT                                         697,000          756,000

SHAREHOLDERS' EQUITY (DEFICIENCY)                     (915,000)        (617,000)
                                                   -----------      -----------

                                                  $  1,926,000     $  2,080,000
                                                   -----------      -----------
                                                   -----------      -----------


                            See accompanying notes.

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

                            STATEMENTS OF CASH FLOWS


                                                         NINE MONTHS ENDED
                                                   ----------------------------
                                                    MARCH 29,        MARCH 30,
                                                      1997              1996
                                                   -----------      -----------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $  (316,000)     $  (381,000)
  Adjustments to reconcile net loss to
       net cash provided by operating activities
    Depreciation and amortization                      122,000          126,000
    Issuance of Common Stock under
       distribution agreement                           18,000
    Changes in assets and liabilities:
      Accounts receivable                               65,000          (72,000)
      Inventories                                       63,000           43,000
      Prepaid expenses                                   2,000           31,000
      Accounts payable                                 230,000          129,000
      Accrued wages and benefits                       (35,000)         (77,000)
      Accrued commissions and marketing                  1,000         (327,000)
      Accrued expenses                                  24,000            4,000
                                                   -----------      -----------
        Net cash provided by (used in)
           operating activities                        174,000         (524,000)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                            (61,000)         (15,000)
                                                   -----------      -----------

        Net cash used by investing activities          (61,000)         (15,000)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                               456,000
  Principal payments on notes payable                  (76,000)         (74,000)
                                                   -----------      -----------

        Net cash provided by (used in)
            financing activities                       (76,000)         382,000
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH                         37,000         (157,000)
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, beginning of year            20,000          192,000
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period             $  57,000        $  35,000
                                                   -----------      -----------
                                                   -----------      -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                           $  96,000        $  19,000
  Income taxes                                               0                0


                            See accompanying notes.

                     INTERNATIONAL FOOD AND BEVERAGE, INC.


NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements, which have not been audited by independent public accountants, reflect all adjustments necessary to present fairly the data for the periods presented therein. The results of operations for the nine month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 1997.

NOTE 2 - CHANGE IN CONTROL

A change in control transaction occurred December 31, 1994 and was recorded in conformity with Accounting Principles Board Opinion No. 16. Accordingly, assets and liabilities as of January 1, 1995 were restated and the results of operations since that time reflect the "push-down" of the new controlling shareholder's basis, minority interest at its historical basis, and the consideration received from the former controlling shareholder. The historical acquisition cost of the Company's fixed assets was approximately $4,000,000, however, as a result of "push-down" accounting these assets are reported currently on the Company's financial statements with a cost after accumulated depreciation of $844,000. See footnotes to the audited financial statements for a more detailed description of the transaction.

                      INTERNATIONAL FOOD AND BEVERAGE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the nine month period ended March 29, 1997 of $5,965,000 increased approximately 36% when compared with revenues of $4,384,000 in the prior year comparable period. Revenues for the most recent quarter increased approximately 38% when compared with revenues in the comparable three month period of the prior year. For the year to date period, each segment of the Company's business expanded with sales growth to retail grocery, foodservice and contract manufacturing customers. In May 1996, the Company introduced a line of pizzas which are sold under a private label brand in the frozen food section of a major national grocery retailer. The Company recently added a second major grocery retailer private label program with initial sales to this customer made in late February 1997. The Company experienced a decrease in its contract manufacturing sales during the most recent quarter as a result of product changes for one of the contract manufacturer's domestic customers and continuing uncertainties surrounding further shipments for export. Accordingly, revenue increases during the most recent three month period roughly offset the sales decline in contract manufacturing resulting in revenues for the quarter which were nearly flat as compared with the prior two fiscal quarters. The Company continues to market its pizzas and crusts nationally to retail supermarket customers (service delicatessen and frozen food sections) and major foodservice accounts.

The gross profit margin for the nine months ended March 29, 1997 increased to 21.7% versus the prior year comparable period gross margin of 17.4%. In the most recent three month period, gross profit margin increased to 23.4% versus 14.3% in the comparable prior year period. The current year margin improvements result from the decrease in cheese prices beginning late in October 1996 to more normal historical pricing levels, a more favorable customer mix purchasing higher margin products and the benefit derived from a higher level of overhead absorption as a result of increased sales. Despite margin improvements, fixed overhead per unit sold remains high at the Company's low level of production. The Company would realize an increase in its gross profit contribution rate assuming the Company is able to achieve increased production volume and ingredient prices remain stable.

Selling, general and administrative expenses for the nine months and quarter ended March 29, 1997 were roughly comparable as a percent of sales versus the prior year comparable periods at 25.4% and 26.9% versus 25.5% and 24.3%, respectively. Selling and administrative overhead remained relatively constant in dollars through each of the comparable periods decreasing as a percent of revenues given the sales increases, offset by increases in commissions and marketing as a percent of revenues. These increases in commissions and marketing expenses result from the continuing shift to higher margin programs replacing contract manufacturing revenues that are priced without commission or marketing. The Company does not anticipate having to add substantially to fixed overhead costs to support revenue growth of fifty to one hundred percent of its current revenue level assuming a similar mix of products and customers.

As a result of higher borrowings in the current fiscal year, interest expense for the nine months and quarter ended March 29, 1997 increased to $96,000 and $36,000 from $26,000 and $14,000 for the comparable prior year periods, respectively. The resulting loss for the nine month and three month periods ended March 29, 1997 was $316,000 and $102,000 versus reported comparable prior year period losses of $381,000 and $152,000, respectively.

                      INTERNATIONAL FOOD AND BEVERAGE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $174,000 for the nine month period ended March 29, 1997 versus cash used in operating activities of $524,000 in the comparable prior year period. The cash provided by operations during the current fiscal year was generated primarily from additional balance sheet financing. Such cash was adequate to finance nominal fixed asset additions and service the Company's long term debt obligations during the period. Management believes that the Company will experience positive cash flow when it achieves a sustained average monthly revenue rate of approximately $750,000 at current sales prices and product mix.

In March 1996, the Company entered into a $500,000 revolving line of credit agreement collateralized by eligible accounts receivables and inventories. Throughout April and into May 1997 the outstanding borrowings under this credit facility averaged approximately $400,000 to $450,000. In April 1997, the Company received from its lender approval for an increase in the line limit to $750,000. At the Company's current level of operations, management believes that this credit facility will be adequate to fund the Company's short term working capital requirements or that there are alternatives for additional debt or equity financing, if required. There is no assurance that the Company would be successful in obtaining the necessary additional financing.

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

(a)  None.

(b) No reports on Form 8-K were filed during the three months ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 12, 1997              INTERNATIONAL FOOD AND BEVERAGE, INC.
---------------------

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