Form 10-K
period 1997-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-18
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-43621

INTERNATIONAL FOOD & BEVERAGE, INC. (1)
(Exact name of registrant as specified in its charter)

Delaware
State or jurisdiction of incorporation or organization)

33-0307734
I.R.S. Employer Identification No.)

30152 Aventura, Rancho Santa Margarita, California (2)   92688 (2)
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number:  (714) 858-8800 (2)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for
the past 90 days.  Yes   X    No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K []. Not Applicable.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999: Common Stock, par value $0.001 per share -- $32,416,985. As of March 25, 1999, the registrant had 177,302,997 shares of common stock issued and outstanding.

(1)As of February 17, 1999, the name was change to: Internet
Business's International, Inc.

(2) As of March 1, 1999, the address and telephone number was changed to: 3900 Birch Street, Suite 111, Newport Beach, California 92660;
(949) 833-0261

TABLE OF CONTENTS

PART I
									 PAGE
	ITEM 1.  BUSINESS							3

	ITEM 2.  PROPERTIES						7

	ITEM 3.  LEGAL PROCEEDINGS					7

	ITEM 4.  SUBMISSION TO MATTERS TO VOTE
          	   OF SECURITY HOLDERS					7

PART II
	ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS			7

	ITEM 6.  SELECTED FINANCIAL DATA				8

	ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
		   OPERATIONS						9

	ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	13

	ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
			ACCOUNTANTS ON ACCOUNTING AND
			FINANCIAL DISCLOSURE				13

PART III
	ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT						13

	ITEM 11.  EXECUTIVE COMPENSATION				16

	ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT				17

	ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS						18

PART IV
	ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
                AND REPORTS ON FORM 8-K				19

SIGNATURES									21


PART I.

ITEM 1.  BUSINESS.

Introduction.

International Food & Beverage, Inc. ("Company") manufactures a complete line of pizzas, pizza components, and specialty baked products and markets them nationally through foodservice customers which include retail supermarket service delicatessens as well as restaurants, hotels, sport and theme parks, and other catering locations. The Company utilizes its proprietary manufacturing process to produce premium quality HAND-TOSSED crusts that deliver the unique taste, texture and appearance of fresh pizzeria pizzas.

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

Market.

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

Products.

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

Sales and Marketing.

The Company markets products under its own brand names (JUKEBOX-Registered Trademark-, MAMA MIA ITALIANO-TM-, MAMA MIA HOMESTYLE-TM- and MAMMA GINA'S); sells its products under foodservice distributor private labels, including Sysco Corporation's IMPERIAL and ARREZZIO labels and S.E. Rykoff/John Sexton and Company's BELLAGIO-Registered Trademark-label; and is the primary supplier to Safeway, Inc. under a controlled PIZZERIA FRESCA label and SAFEWAY Brand private label.

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

Seasonality.

The Company's retail pizza business experiences moderate seasonality with the highest sales periods occurring between fall and early spring. Foodservice sales are comparatively stable throughout the calendar year.

Customers.

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

Suppliers.

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

Competition.

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

Regulation.

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

Employees.

The Company currently employs approximately 50 people. No employee of the Company is a member of a collective bargaining unit and the Company is unaware of any attempt by its employees to organize such units. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

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

The Company's manufacturing facility is equipped with a single baking and topping line. The facility contains sufficient space for future installation of a second baking and topping line.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's Common Stock is not quoted on NASDAQ but has been traded in the over-the-counter market since approximately October 1987. There has been relatively little trading in the Company's Common Stock and there can be no assurance that a more active market will develop or be sustained. Throughout the two years ended June 30, 1997 the high and low bid quotations for the Company's Common Stock has been less than or equal to $.01 per share. The high and low bid quotations represent prices between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Throughout the two years ended June 30, 1997 there has been considerable disparity between the quoted bid and ask prices, regularly approaching as much as a $.10 per share spread. Accordingly, the market price for shares of the Company's Common Stock may be highly volatile, with a limited public float.

The approximate number of holder of records of the Company's
Common Stock on September 1, 1997 was 500.

The Company has not and does not expect to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data for the years ended June 30, 1997 and 1996, for the six months ended June 30, 1995 and December 31, 1994, and for the years ended June 30, 1994 and 1993 are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. The selected financial data for the six months ended June 30, 1995 and December 31, 1994, and the years ended June 30, 1994 and 1993 are derived from the audited financial statements of the Company which are not included herein.

       Years ended    	Six Months Ended (1)     Years Ended
          June 30     	December 31    June 30    June 30
     1993       1994  	1994           1995   	 1996     1997
Statement of Operations Data:
(In thousands, except for share data)

Revenues
     $ 8,446   $10,703   $ 3,580       $2,718    $6,572  $7,358

Cost of sales
       8,257     8,385     3,279        2,212	  5,374   5,847

Gross profit
         189     2,318       301          506     1,198   1,511

Selling and distribution
     Expense
       2,534     2,927     1,412          702     1,135   1,512

General and administrative
     Expense
       1,180     1,841       361           29       524     407

Interest expense, net
         139       113       111            3        54     122

Net income (loss)
      (3,331)   (2,563)   (1,583)        (497)     (515)   (530)

Net income (loss) applicable to
     common shareholders
      (3,657)   (2,563)   (1,583)        (497)     (515)   (530)





       Years ended	   Six Months Ended (1)	  Years Ended
         June 30		   December 31  June 30      June 30
     1993      1994        1994	    1995 	  1996    1997

Statement of Operations Data:
(In thousands, except for share data)

Net income (loss)
per common share

     (0.04)   (0.02)       (0.01)	     nil	   nil	nil

Weighted average shares
Outstanding

    88,169    53,924      153,924     153,924   154,145   154,763

		June 30,
                   	1993	  1994     1995	   1996     1997
Balance Sheet Data:
(In thousands)

Current assets        $1,691  $2,019    $  922   $1,175    $711

Fixed assets           2,001   1,760     1,053      905     800

Total assets           4,591   4,547     1,975    2,080   1,511

Current liabilities    1,617   2,396     1,711    1,941   1,947

Long-term debt           504   2,316       373      756     677

Shareholders' equity
     (deficiency)      2,398    (165)     (109)    (617) (1,113)


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

Results of Operations.

Fiscal 1997 Compared To Fiscal 1996

Revenues for the twelve month period ended June 30, 1997 of $7,358,000 increased approximately 11% when compared with revenues of
$6,572,000 in the prior year.   This revenue increase is due to a
full year of contract manufacturing for a marketing company that sells to both domestic retail chains and export customers. The Company continues to market its pizzas and crusts nationally to retail supermarket service delicatessen customers and major foodservice accounts. Beginning in May 1996, the Company began a private label program producing a line of pizzas being sold in the frozen food section of a major national grocery retailer.

The gross profit margin of 20.5% for the twelve months ended
June 30, 1997 was roughly comparable to the gross margin of 18.2% reported for twelve months ended June 30, 1996. Current year margins in the past twelve months reflect cost reduction improvements combined with gains in operating efficiencies.

Fixed overhead per unit sold remains high at the Company's low level of production. The Company anticipates an increase in its gross profit contribution rate given recent price increases and assuming the Company is able to achieve increased production volume. Additionally, gross profit would be further benefited if cheese prices return to historical price levels.

The improvement as a percent of sales in fiscal 1997 versus the fiscal year 1996 reflects the impact of a full year of operations following restructuring and cost containment efforts that were initiated early in calendar 1995. The Company does not anticipate having to add substantially to fixed overhead costs to support revenue growth of fifty to one hundred percent of its current revenue level assuming a similar mix of products and customers.

The resulting loss for the twelve month period ended June 30, 1997 was $530,000 versus a reported loss for the year ended June 30, 1996 of $515,000.

Fiscal 1996 Compared to Fiscal 1995.

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

The gross profit margin of 18.2% for the twelve months ended
June 30, 1996 was roughly comparable to the gross margin of 18.6% reported for the six months ended June 30, 1995. Current year margins in the past twelve months reflect cost reduction improvements combined with gains in operating efficiencies, offset by higher material costs (principally in cheese) that have occurred over the past six months. To combat the higher material costs the Company raised prices. These price increases however were primarily made beginning late in fiscal 1996 and in certain cases not until September 1996. Fixed overhead per unit sold remains high at the Company's low level of production. The Company anticipates an increase in its gross profit contribution rate given recent price increases and assuming the Company is able to achieve increased production volume. Additionally, gross profit would be further benefited if cheese prices return to historical price levels.

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

The resulting loss for the twelve months ended June 30, 1996 was $515,000 versus a reported loss for the six months ended June
30,
1995 of $497,000.

Inflation.

The moderate rate of inflation over the past few years has had an insignificant impact on the Company's sales and results of operations during the period.

Liqiudity and Capital Resources.

Net cash provided by operating activities was $169,000 for the twelve month period ended June 30, 1997. This cash results largely from (i) accounts receivable of $251,000, (ii) inventories of $220,000, and (iii) depreciation and amortization of $166,000.

Capital Expenditures.

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

Net Operating Loss Carryforwards.

As of June 30, 1997, the Company, had net operating loss carryforwards for federal and state purposes of approximately
$505,437 and $505,437, respectively. These carryforwards begin to expire in 2011 and 2001, respectively.

Year 2000 Issue.

	The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

	The Company is in the process of developing an ongoing program of communication with suppliers and vendors to determine the extent to which those companies are addressing Year 2000 compliance issues. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000.

	The Company's Year 2000 plans are based on management's best estimates. Based on currently available information, management does not believe that the Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations;
however, because of the uncertainties in this area, no assurances can be given in this regard.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities
Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The
Company disclaims any intent or obligation to update "forward looking statements".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is set forth in "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 15, 1998, the Company engaged the services of Henry Schiffer C.P.A., a P.C., of Beverly Hills, California to provide an audit of its financial statements for the fiscal years ended June 30,
1997 and 1996.  Mr. Schiffer is not associated with the June 30,
1995
audited financial statements nor any other financial statements prior to the June 30, 1996 financial statements. The former accountants, Coopers & Lybrand of Newport Beach, California, declined to stand for re-election for the 1997 engagement. The decision to change accountants was approved by the Company's Board of Directors with the selection of the successor accountant. The Company and its former accountants had no disagreements during the fiscal year ended June 30, 1997 or any prior periods, and through the date they declined to stand for re-election.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company and their ages as of September 1, 1997 are as follows:

     Name                Age        Position

Michael W. Hogarty       54   	President, Chief
						Executive Officer
                                    and Director

Daniel E. Ferrari        48        	Vice President of Sales

Patrick A. Cusack        49        	Vice President of Operations

Ann M. Gooch             40        	Vice President of Finance,
                                    Secretary and Treasurer

Norman N. Habermann (1)  64        	Chairman of the Board

Eber E. Jaques (1)       58        	Director

David R. Newstadt (1)    67  		Director

James R. Tolliver		 51        	Director

(1)  Member of the audit and compensation committees.

Each member of the Board of Directors of the Company is elected for a one-year term and until his successor is elected and qualified.

Michael W. Hogarty.

Mr. Hogarty has been President and Chief Executive Officer and a director of the Company since March 1988. From December 1984 to December 1987, Mr. Hogarty was the President and Chief Executive Officer of Edy's Grand Ice Cream, Dreyer's Grand Ice Cream's midwest and eastern subsidiary, a manufacturer and marketer of ice cream and related products. From July 1978 to December 1984, Mr. Hogarty was President and Chief Executive Officer of S.B. Thomas, Inc., the specialty baking subsidiary of CPC International, a food processing corporation and Executive Vice President of S.B. Thomas, Inc., from 1974 to 1978. Mr. Hogarty previously served as a Vice President of Johnson and Johnson.

Daniel E. Ferrari.

Mr. Ferrari joined the Company in January 1995 as Vice
President of Sales. From January 1994 to December 1994, Mr. Ferrari served as District Manager for Kraft USA products in the Southern California market area. From 1989 through 1993 while at Kraft USA he held the positions of Director of Sales for Kraft's Western Dairy Group and was District Manager at Kraft's Knudsen Division of Los Angeles. From 1984 to 1988, Mr. Ferrari was Western Regional Sales Manager for No Nonsense Fashions and from 1976 to 1984 he held various sales positions with Proctor & Gamble.

Patrick A Cusack.

Mr. Cusack joined the Company in July 1994 as Vice President of Operations. From April 1989 to July 1994, Mr. Cusack held positions as Plant Manager and Division Service/Quality Manager of Operations for International Multifoods, Frozen Specialty Division in Riverside,
California. Prior to that time, Mr. Cusack held various operational management positions with Pillsbury, Van De Kamps Division and North Consumer Products, a division of Siebe North, Inc., a manufacturer of personal safety products.

Ann M.  Gooch.

Ms. Gooch joined the Company in June 1988 as Director of
Finance. She was appointed Treasurer of the Company in May 1991 and Vice President of Finance and Secretary in March 1992. From 1986 until 1988, Ms. Gooch served as Corporate Controller for Rusty Pelican Restaurants, Inc. from 1978 to 1986 she was employed by Deloitte & Touche, an international public accounting firm. Ms. Gooch is a certified public accountant.

Norman N. Habermann.

Mr. Habermann has served as Chairman of the Board of the Company since May 1991. From 1986 until February 1994, Mr.
Habermann
was President and Chief Executive Officer of the Restaurant
Enterprises Group (formerly the restaurant division of W.R. Grace & Co.) an owner and operator of over 600 restaurants including Coco's, Carrows, El Torito, Reubens and others. He is now President of
Scobrett Associates, Inc. which is involved in consulting and venture capital activities.

Eber E. Jaques.

Mr. Jaques has been a director of the Company since 1989. From 1981 to 1988, he served as Executive Vice President of Del Taco, Inc., which operated and franchised fast service Mexican-American restaurants. Mr. Jaques is currently Executive Vice President of Empire Entertainment, an entertainment company.

David R. Newstadt.

Mr. Newstadt has been a director of the Company since 1989; he is currently retired. From May 1986 through July 1987, Mr. Newstadt served as President and Chief Executive Officer of Sun-Diamond Growers of California, a cooperative of growers. From 1981 to 1985, he was President of the Best Foods Division of CPC
International, a food processing corporation.

James R. Tolliver.

Mr. Tolliver has been a Director of the Company since July
1996. Since December 1987, Mr. Tolliver has been the President and sole owner of Sunset Specialty Foods, Inc., a Company that markets and distributes frozen pizza products to retail supermarket and export customers.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company during its fiscal year ended June 30, 1997 to (i) the four most highly compensated current executive officers of the Company and (ii) all executive officers of the Company as a group:

Name of Individual
or Number of              	Capacities in		Cash
Persons in Group			Which Served	Compensation (1)

Michael W. Hogarty       	President and
					Chief Executive
					Officer			$150,000

Daniel E. Ferrari        	Vice President
					of Sales			$ 95,000 (2)

Patrick A. Cusack        	Vice President
					of Operations		$ 70,000

Ann M. Gooch             	Vice President
					of Finance,
                         	Treasurer and
					Secretary			$ 68,000

All executive officers
as a group (4 persons)   	All capacities		$383,000

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

Employment Agreements.

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

Bonus Plan.

The Board of Directors has approved a bonus plan that provides for management bonuses. The bonus pool is to be allocated to key members of the management in accordance with a plan approved by the Board of Directors. As of this date, the Company has made no payments of bonuses.

Stock Option Plan.

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

The Plan provides for administration by the Board of Directors or if the Board of Directors authorizes, by a committee appointed by the Board (the "Committee"). The Board of Directors has a Compensation Committee of disinterested directors who, among their duties, will make recommendations to the Board of Directors regarding grants of options under the Plan. The Board of Directors has the authority, subject to the express provisions of the Plan, to determine the persons to be granted options, to determine whether options granted under the Plan are intended to be non-statutory stock options or incentive stock options, to determine the terms and provisions of options, including the times at which such options shall be granted, the number of shares subject to each option, the option price and the duration of each option, to interpret and construe the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to make all other determinations necessary or advisable for the administration of the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of September 1, 1997 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock;
(ii) each director; and (iii) all officers and directors of the Company as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

					Shares of
Name of         			Common Stock		Percent
Beneficial Owner(1)(2)    Beneficially Owned	Beneficially Owned

Michael W. Hogarty(3)		124,409,179			78.71%
BT Capital Corporation(4)	 18,000,000			11.39
Ann M. Gooch(5)                 6,338,214			 4.01
Daniel E. Ferrari(6)            6,211,766			 3.93
Patrick A. Cusack(7)            6,211,766			 3.93
Shares of
All directors and
executive officers as
a group(4 persons)(8)		143,170,925			90.58

(1) Unless otherwise indicated in these footnotes, the address of each person listed is c/o International Food and Beverage, Inc., 30152 Aventura, Rancho Santa Margarita, California 92688.
(2) Does not give effect to the potential issuance of shares upon the exercise of (i) 316,666 shares granted to other members of management under the Company's Stock Option Plan (exercise prices between $.00177 and $.40 per share) and (ii) other options and warrants to acquire up to 122,000 shares (exercise price $.35 per share).

(3) Included in Mr. Hogarty's beneficially owned shares are 18,000,000 shares of Common Stock which BT Capital Corporation has the right to purchase under an option agreement received in connection with the change in control transaction in December 1994 (exercise price of $.00177) expiring December 1999.

(4) The address of BT Capital Corporation is 280 Park Avenue, 32 West, New York, New York 10017. Represents shares owned by Mr. Hogarty over which BT Capital Corporation has an option. The exercise price is $.00177 and the option expires in December 1999.

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

(8) Includes currently vested options held by directors and officers of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Index to Financial Statements and Schedules			Page


Report of Independent Accountants . . . . . .. . . . . . . 	F-1

Balance Sheets of the Company as
of June 30, 1997 and June 30, 1996 . . . . . . . . . . . . 	F-2

Statements of Operations for the year
ended June 30,1997, the year ended
June 30, 1996, and the six months ended
June 30, 1995 and December 31, 1994 . . . . . . . . . . . 	F-3

Statements of Shareholders' Equity
Deficiency) for the year ended
June 30, 1997, the year ended June 30, 1996, and
the six months ended June 30, 1995 and
December 31, 1994 . . . . . . . . . . . . . . . . . . . .   F-4

Statements of Cash Flows for the year
ended June 30,1997,the year ended
June 30, 1996, and the six months ended
June 30, 1995 and December 31, 1994 . . . . . . . . . . .	F-5

Notes to Financial Statements . . . . . . . . . . . . . .	F-6

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

					INTERNET BUSINESS'S INTERNATIONAL,
INC.
					(formerly known as International
					Food & Beverage, Inc.)


Dated: April 28, 1999		By: /s/ Albert R. Reda
					   Albert R. Reda
					   Chief Executive Officer, Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Albert R. Reda
Albert R. Reda		Chief Executive Officer,
				Secretary, and Director		April 28, 1999

/s/ Arnold Sock
Arnold Sock			President and Director		April 28, 1999

/s/ Louis Cherry
Louis Cherry		Chairman of the Board and
				Treasurer (Principal
				Financial and Accounting
				Officer)				April 28, 1999

/s/ Greg Stack
Greg Stack			Director				April 28, 1999



REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Stockholders of International Food & Beverage, Inc.

I have audited the accompanying balance sheets of International Food & Beverage, Inc. at June 30, 1997 and 1996, and the related statements of income, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. The Company ceased operations on January 18, 1998 and will not resume until management has unsuccessfully raised the funds needed to acquire the necessary working capital.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food & Beverage, Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Henry Schifffer C.P.A., a P.C.
Beverly Hills, California
April 1, 1998


INTERNATIONAL FOOD & BEVERAGE, INC.
BALANCE SHEET

						Year Ended		Year Ended
                                   June 30, 1996 	June 30, 1997
CURRENT ASSETS
Current Assets:
Cash and cash equivalents		$   20,000          $    28,000
Accounts receivable, net of
allowance for doubtful accounts
of $40,000 at 6-30-97 & $70,000
at 6-30-96					   505,000              254,000
Inventories					   643,000              423,000
Prepaid expenses				     7,000                6,000

Total current asset			 1,175,000              711,000

Fixed Assets				   905,000              800,000

Total Assets				$2,080,000           $1,511,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICT)

CURRENT LIABILITIES:
Notes payable and current
maturities of long-term debt		$  429,000           $  408,000
Accounts payable		               840,000              918,000
Accrued wages and benefits             373,000              207,000
Accrued commissions and marketing      181,000              261,000
Other accrued expenses			   118,000              153,000

Total current liabilities            1,941,000            1,947,000

LONG TERM DEBT                         756,000              677,000

COMMITMENTS:
SHAREHOLDERS' EQUITY (DEFICT):
Preferred Stock, par value $0.01
per share;1,000,000 shares
authorized Common Stock, par
value $0.01 per share;
199,000,000 shares authorized,
158,060,194, and 154,763,438
shares issued and outstanding at
June 30, 1997 and 1996,
Respectively				   394,000             428,000
Additional paid-in capital	           1,000               1,000
Retained earnings (deficit)  		(1,012,000)         (1,542,000)
Total Shareholders'
Equity(Deficit)				  (617,000)         (1,113,000)

Total Liabilities &
Shareholders' Equity (Deficit)	$2,080,000          $1,511,000

See Accompanying Notes to Financial Statement

INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF OPERATIONS

 Six Months Ended		Six Months Ended    Year Ended        Year
Ended
 December 31, 1994	June 30, 1995	  June 30, 1996     June
30, 1997

REVENUES

$3,580,000			$2,718,000	        $6,572,000
$7,358,000

COST OF SALES

 3,279,000               2,212,000           5,374,000
5,847,000

GROSS PROFIT
   301,000			   506,000           1,198,000
1,511,000

OPERATING EXPENSES:
Selling and distribution
  1,412,000			   702,000       	   1,135,000
1,512,000
General and administration
    361,000			   298,000	           524,000
407,000
Interest expense, net
    111,000			     3,000              54,000
122,000

  1,884,000              1,003,000           1,713,000
2,041,000

NET LOSS
$(1,583,000)            $ (497,000)         $ (515,000)       $
(530,000)

NET LOSS PER
COMMON SHARE
$ nil 			$ nil	                $ nil              $
nil

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING

 153,923,569           153,923,569         154,144,914
154,763,438


See Accompanying Notes to Financial Statement

INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

Six Months Ended    Six Months Ended    Year Ended        Year Ended
December 31, 1994   June 30, 1995	    June 30, 1996     June 30,
1997

Common Stock:
Balance, beginning
of year

$ 1,539,000 	   $    386,000 *      $387,000         $ 394,000

Common Stock issued and
capital contributions

	0                     1,000           7,000		 34,000

Balance, end of year

  1,539,000			  387,000         394,000           428,000

Additional Paid In Capital
Balance, beginning of year

 20,126,000				  0 *         1,000             1,000

Common Stock issued and
capital contributions

	0                     1,000               0			0

Balance, end of year

 20,126,000                 1,000           1,000             1,000

Retained Earnings (Deficit)
Balance, beginning of year

(21,830,000)			   0 *     (497,000)       (1,012,000)

Net income (loss)

 (1,583,000)   		  (497,000)      (515,000)         (530,000)

Balance, end of year

(23,413,000)              (497,000)    (1,012,000)       (1,542,000)

Total stockholders' equity (deficit)

 (1,748,000)              (109,000)      (617,000)       (1,113,000)


* Effect of "push-down" accounting in connection with change in control of registrant. See Note 2 to the accompanying Notes to Financial Statements.


See Accompanying Notes to Financial Statements


INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF CASH FLOWS

Six Months Ended		Six Months Ended   Year Ended      Year
Ended
December 31, 1994		June 30, 1995	 June 30, 1996   June 30,
1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss

$(1,583,000)		$(497,000)	       $(515,000)
$(530,000)

Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization

    304,000                84,000	         165,000
166,000

Issuance of Common Stock under
distribution agreement

   							     7,000
34,000

Deferred interest on debt

    110,000			  111,000              2,000

Deferred payments on litigation settlement

				  550,000

Changes in assets and liabilities:
Accounts receivable
    297,000              (186,000)          (319,000)
251,000


Inventories

    (72,000)             (504,000)          (139,000)
220,000

Prepaid expenses

    (38,000)               23,000	          33,000
1,000

Accounts payable

     19,000               422,000	         338,000
78,000

Accrued wages and benefits

     31,000               137,000 	         (40,000)
(166,000)

Accrued commissions and marketing

    125,000               408,000	        (265,000)
80,000

Other accrued expenses

   (305,000)               43,000	           8,000
35,000

Net cash provided by (used in)
operating activities

 (1,050,000)              (91,000)          (727,000)
169,000


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets

    (83,000)              (1l,000)           (17,000)
(61,000)

Cash used to satisfy net acquired
liabilities of predecessor company

  				 (557,000)

Net cash provided by (used in)
investing activities

    (83,000)             (568,000)           (17,000)
(61,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable

    700,000               100,000            684,000

Principal payments on notes payable

    (48,000)        	  (49,000)          (112,000)
(100,000)

Net cash provided by (used in)
financing activities

    652,000                51,000            572,000
(100,000)

NET INCREASE (DECREASE) IN CASH

   (481,000)             (608,000)          (172,000)
8,000

CASH AND CASH EQUIVALENTS,
beginning of period

     481,000              800,000            192,000
20,000

CASH AND CASH EQUIVALENTS,
end of period

     $      0           $ 192,000           $ 20,000         $
28,000

See Accompanying Notes to Financial Statement

INTERNATIONAL FOOD & BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996

Note 1 - Description of the Business

International Food & Beverage, Inc. (the "Company"), manufactures and markets fully prepared pizzas, pizza components and specialty baked products to customers within the food service industry including retail supermarket service delicatessens, restaurants, hotels, sports and theme parks, and catering locations.

Note 2 - Change in Control

On December 31, 1994, BT Capital Corporation ("BTCC"), MH Investments, Inc., a California corporation wholly owned by Michael
W. Hogarty, the Chief Executive Officer and President of the Company, and Michael W. Hogarty entered into agreements which provided for the sale of 91.8% by BTCC of the outstanding shares of Common Stock of the company to MH Investments, Inc. for $250,000. Concurrent with the foregoing transaction the Company entered into a Tax Allocation Agreement with BTCC. The parties elected under Section 338(h)(10) of the Internal Revenue Code to treat the transaction as an asset acquisition for tax purposes. Under the terms of the tax Allocation Agreement, BTCC agreed to pay to the company $3,475,000 as full consideration for the potential tax benefits which have or may in the future inure to the benefit of BTCC and its affiliates with such amount paid by (i) elimination of $2,675,000 of debt and interest owed to BTCC by the Company, and (ii)payment of $800,000 in cash and short term notes receivable. As a result of the Section 338(h)(10) election, BTCC and its affiliates will be entitled to use, subject to applicable limitations and restrictions, any net operating losses of the company existing as of December 31, 1994.

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

Note 3 - Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year is the 52-53 week period ending on the Saturday closest to June 30. The fiscal year end and period end dates for the periods being reported on herein are June 29, 1996 and June 28, 1997. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 for thc applicable period presented.

Accounts Receivable and Revenues

Substantially all of the Company's sales are made to full-line food service distributors, national food service chains major regional supermarket chains or a related party who sells to such organizations. Concentrations of credit risk exist because of the concentration of the Company's customers within these industries and its dependence on a limited number of customers for a large portion of annual revenues. Such risk, however, is mitigated by the longevity of the Company's customer relationships and is considered a normal part of the food service, institutional and retail grocery industries.

Inventories

Inventories consist of furnished goods and raw materials and are stated at the lower of cost (first-in, first-out method) or market.

Fixed Assets

Substantially all of the Company's fixed assets were acquired within the past six years. The historical acquisition cost of these assets was approximately $4,000,000, however, as a result of the application of "push-down" accounting in connection with the change of control these assets are reported currently on the Company's financial statements with a cost before accumulated depreciation and amortization of $1,154,000. Asset additions subsequent to December 31, 1994 are stated at cost. Depreciation is provided using the straight-line methods over the shorter of the estimated useful life of an asset or the remaining lease term for leasehold improvements (three to seven years).

Significant improvements are capitalized. All maintenance and repair costs are charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

Other Assets

Other assets consisted primarily of cost capitalized in connection with a June 1990 debt restructuring. These costs were being amortized using the interest method over seven years, and were reduced to zero, effective January 1, 1995, in connection with the change in control of the Company.

Goodwill

The excess of cost over the fair value of net assets acquired by the predecessor company was recorded as goodwill and amortized using the straight-line method over twenty-five years. Th goodwill was reduced to zero effective January 1, 1995, in connection with the change on control of the Company.

Income Taxes

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income taxed are recognized for the tax consequences in future years of difference between the tax bases of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Common Share

Net loss per common share is based on the reported net loss divided by the weighted average number of common shares outstanding. Shares issuable under options have been excluded from the calculation in each period presented because of their anti-dilutive effect.

Cash and Cash Equivalents

The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrues expenses and notes payable approximates fair value.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimated and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 - Commitments

Leases

The company has an operating lease for its manufacturing and corporate office facility. The lease, which expires in June 2000, requires monthly payments of approximately $25,000 through October 31, 1996 and thereafter is subject to annual adjustments of at least 4%, but not more than 7% based on the Consumers Price
Index.

Building and equipment rent expense for the periods ended June 30, 1996 and 1995. December 1, 1994, and June 30, 1994 was $298,000,
$156,000, $150,000 and $249,000, respectively.

Future minimum lease commitments on non-cancellable operating leases are as follows:

	For the years ended June 30			Amount

		1998                            $   322,000
		1999						333,000
		2000						346,000

							  $ 1,001,000

Note 5 - Stock Issuance

	In February 1996, the Company entered into a "Manufacturing Service and Marketing Agreement" as amended, (the Agreement") with Sunset Specialty Foods, Inc. ("Sunset") and James R. Tolliver, the sole owner of Sunset. The Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $ 1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of Common Stock for each $ 1.00 of pizza finished product produced and purchased during the two quarters ending December 31,1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company has issued 729,869 shares of Common Stock and is accounted for as a non-cash transaction on the Statement of Cash Flows. In August 1996 the Company issued an additional 1,825,913 shares of Common Stock in satisfaction of the commissions earned as of June 29, 1996.



EXHIBIT INDEX


Exhibit No.		Description

3.01     		Certificate of Incorporation, as amended
			(incorporated by reference to
         		Exhibit 3.01 of the Registrant's Annual
			Report on Form 10-K for the
         		fiscal year ended June 26, 1993).

3.02			Bylaws (incorporated by reference to Exhibit 3.02
to the
			Company's registration statement on Form S-1 filed with
			the Securities and Exchange Commission on October
29, 1991,
			the "Registration Statement").

4.01     		Specimen Common Stock Certificate (incorporated by
			reference to Exhibit 4.01 to the Registration
Statement).

10.1     		Employment Agreement, dated March 15, 1988, as
			amended January 5, 1989, and November 9, 1990 between
			Michael W. Hogarty and the Company (incorporated by reference to Exhibit 10.11 to the Registration Statement).

10.2     		Standard Form Industrial Lease, dated August 31,
			1989, between Tijeras Partnership, as landlord,
and the
			Company (incorporated by reference to Exhibit
10.13
			to the Registration Statement).

10.3			1988 Stock Option Plan for Key Employees of
			International Food and Beverage, Inc.
(incorporated by
			reference to Exhibit 10.19 to the Registration
Statement).

10.4     		Lease Amendment, dated December 8, 1992 to the
			Standard Form Industrial Lease, dated August 31,
1989,
			Between Tijeras Partnership, as landlord, and the Company
			(incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the
fiscal
			year ended June 26, 1993).

10.5     		Promissory Note of the Company dated June 29,
1995,
			in the principal amount of $100,000 in favor of Michael W.
			Hogarty. Promissory Notes of the Company in substantially
			the same form as in Exhibit 10.5 herein were issued at
			various times between October 16, 1995 and January
31,
         		1996 in the total principal amount of $355,000 in favor of
			Michael W. Hogarty (incorporated by reference to
Exhibit
			10.6 of the Registrant's Annual Report on Form 10-
K for the
			fiscal year ended June 30, 1995).

10.6     		Loan and Security Agreement, dated June 29, 1995
			between the Company and Michael W. Hogarty
(incorporated
			by reference to Exhibit 10.7 of the Registrant's
Annual
			Report on Form 10-K for the fiscal year ended
			June 30, 1995).

10.7     		Loan and Security Agreement, dated March 15, 1996
			between Fremont Business Credit and the Company and related
			documents and agreements executed in connection therewith
			(incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the
fiscal
			year ended June 30, 1996).

10.8			Building lease Estoppel Certificate dated December
11, 1995
			to Ms. Nancee Ehlers Boldman and Ms. Sally Ehlers
Stillion
			as Purchasers of the real property subject to the
building
			lease included in this Exhibit Index as Exhibit
10.2 and
			Exhibit 10.4  incorporated by reference to Exhibit
10.8
			of the Registrant's Annual Report on Form 10-K for the
			fiscal year ended June 30, 1996).

22.1			Subsidiaries (incorporated by reference to Exhibit
22.1
			to the Registration Statement).

27       		Financial Data Schedule.