Form 10-Q
period 1999-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-19
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-43621

INTERNET BUSINESS S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
	Delaware							33-0307734
	(State or jurisdiction of  incorporation		I.R.S. Employer
	or organization)						Identification No.)

3900 Birch Street, Suite 111, Newport Beach, California	92660
(Address of principal executive offices)			(Zip Code)

Registrant s telephone number:  (949) 833-0261

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. Not Applicable.

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 10, 1999: Common Stock, par value $0.001 per share -- $27,085,595. As of May 10, 1999, the registrant had 177,302,997 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION					 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF MARCH 31, 1999
	AND JUNE 30, 1998                                       3

	STATEMENTS OF OPERATIONS FOR THE THREE
	AND NINE MONTHS ENDED MARCH 31, 1999
	AND MARCH 31, 1998                                      4

	STATEMENTS OF CASH FLOWS FOR THE NINE
	MONTHS ENDED MARCH 31, 1999 AND
	MARCH 31, 1998                                         5

	NOTES TO FINANCIAL STATEMENTS                          6

	ITEM 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9

PART II

	ITEM 1.  LEGAL PROCEEDINGS                            11

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS    11

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES              11

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS                                   11

	ITEM 5.  OTHER INFORMATION                            11

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K             24

SIGNATURE                                                   25







PART I.

ITEM 1.  FINANCAL STATEMENTS.

INTERNET BUSINESS S INTNERATIONAL, INC.
BALANCE SHEETS (Unaudited)
                                 June 30, 1998        March 31, 1999

ASSETS
	CURRENT ASSETS:
	Cash and cash equivalents	$  1,102	$      0
	Accounts Receivable	0	0
	Inventories	0	0
	Prepaid expenses	       0	     0

	Total current assets	   1,102	       0

FIXED ASSETS	       0	0
OTHER ASSETS:
	Web Sites		1,120,000
	Prepaid advertising		164,160
	Note Receivable: Iron Horse Holdings		2,500,000

	Total Assets	$      1,102	$3,784,160

LIABILITIES AND SHAREHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable and current
maturities of long-term debt	$       0	$     0
	Accounts payable	1,819,644	0
	Accrued wages and benefits	0	0
	Accrued commissions
	and marketing	0	0
	Other accrued expenses	      0	0

	Total current liabilities	1,819,644	0

LONG TERM DEBT:	455,000	0

SHAREHOLDERS  EQUITY (DEFICIT):
	Preferred Stock Issued	0	2,090,000
	Preferred Stock Subscribed	0	300,000
	Common Stock	428,000	1,572,187
	Additional paid-in capital	1,000	303,428
	Retained earnings (deficit)	(2,702,542)	(2,221,087)
	Current earnings (deficit)		2,214,813

Total Shareholders  Equity	(2,273,542)	3,784,160
	Total Liabilities
	& Shareholders  Equity	$      1,102	$3,784,160






INTERNET BUSINESS S INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

		       Three Months Ended            	Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
		1998	1999	1998	1999

REVENUES
		$  72,000	$     0	$2,376,000	$     0

COST OF SALES
		371,839	0	2,346,839	0

GROSS PROFIT
		(299,839)	0	29,161	0

EXTRAORDINARY INCOME
Debt forgiveness
					2,274,644

OPERATING EXPENSES:
Selling and distribution
		7,000	0	424,998	0

General and administration
		39,000	18,231	296,002	55,943

Interest expense, net
		19,000	0	69,000	0

Total Operating Expenses
		65,000	18,231	790,000	55,943

GAIN (LOSS) ON
DISPOSITION
		(299,703)		(299,703)

OTHER INCOME
					2,386

NET INCOME (LOSS)
		$(664,542)	$(18,231)	$(1,060,542)	$2,221,087

NET INCOME (LOSS) PER
COMMON SHARE
		$(nil)	$(nil)	$(nil)	$0.01

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
		154,763,438	177,302,997	154,763,438	177,302,997


See Accompanying Notes to Financial Statements


INTERNET BUSINESS S INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                       Nine Months Ended
		March 31, 1998	March 31, 1999

	CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income (Loss)	(1,060,542)	$2,221,087
	Adjustments for non-cash items:
	Debt forgiveness		(2,274,644)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities:
	Depreciation and amortization	0	0
	Changes in assets
	and liabilities:
	Accounts receivable	154,000	0
	Inventories	422,000	0
	Prepaid expenses	(2,417)	0
	Accounts payable	183,913	52,455
	Accrued wages and benefits	(28,273)	0
	Accrued commissions and marketing	(44,792)	0
Other accrued expenses	(37,839)	0

	Net cash provided by (used in)
	operating activities	(413,950)	(1,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to, and
	reduction of, fixed assets	800,000	0

	Net cash provided by (used in)
	investing activities	800,000	0

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Principal payments on
	notes payable	(413,009)	0

	Net cash provided by (used in)
	financing activities	(413,009)	0

	NET INCREASE (DECREASE) IN CASH	(26,959)	(1,102)

	CASH AND CASH EQUIVALENTS,
	beginning of period	28,000	1,102

	CASH AND CASH EQUIVALENTS,
	end of period	$   1,041	$       0


See Accompanying Notes to Financial Statements


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999

Note 1.  Description of the business

Internet Business s International, Inc. (the Company), was in the manufacturing business, these operations ceased as of December 31, 1997. In December 1998 after new management was in place, a decision was made to change the company into an Internet Company offering E-commerce, internet access as an Internet Service Provider, hosting through our own server and other enhancements and service through and for the Internet. It was also determined to change the companies name to better reflect the companies operation: Internet Business s International, Inc. The management began after the first of the year looking for ways to implement the Company s operations.

Note 2.  Change in Control

In November 1998 new stock holders bought majority control from Michael W. Hogarty, and other stock holders in a private transaction. Immediately after the stock ownership changed Michael W. Hogarty resigned as the Chief Executive Officer and President of the Company, and Michael W. Hogarty who was also the sole director resigned after nominating and electing two new directors from the group that bought the controlling shares of stock.

Note 3.  Summary of Significant Accounting Policies

Fiscal Year

The Company s fiscal year was the 52-53 week period ending on the Saturday closest to June 30. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 and March 31 for the applicable period presented.

Accounts Receivable and Revenues

With the new venture for the company into E-commerce, revenues will be generated though credit card sales over the Internet, minimizing the risk of bad debt.

Inventories

With this new line of business inventories will be kept to a minimum.
 .
Fixed Assets

All of the Company s fixed assets will be Internet related. The exact extent of what this will consist of will be determined with time.


Other Assets

Other assets will consists primarily of software for Internet programs and other related assets.

Goodwill

Due to the change in the new nature of the business the company will not include goodwill in it s financial reports at this time.

Income Taxes

The Company follows Statement of Financial Accounting Standards
(SPAS) No. 109, Accounting for Income Taxes. Under this method, deferred income taxed was recognized for the tax consequences in future years of difference between the tax bases of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences were expected to affect taxable income. Valuation allowances were established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stockholders Equity Common Share

Stockholders equity common share is based on the reported net equity divided by the weighted average number of common shares outstanding.

Cash Equivalents

The Company considered highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of the Company s cash and cash equivalents, accounts receivable, accounts payable, accrues expenses and notes payable approximates fair value.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 4.  Commitments

Leases

The company doesn t lease current corporate office facility. A more permanent base of operation will be determined after the fist of the year.

Note 5.  Stock Issuance

Current stock authorized

The company is currently authorized to issue up to 199,000,000 share of common stock and 1,000,000 of preferred stock.

Issued and outstanding stock

Common Stock. The Company by the end of this quarter had issued
177,302,997 common shares of which 134,499,037 are restricted. Of the restricted 8,004,025 will become free trading on July 21, 1999.

Preferred Stock . There was 23,900 shares of Preferred Stock issued by the end of this Quarter.

Preferred Stock Issuance

On December 15, 1998 the Company entered into an agreement with Iron Horse Holdings, Inc. (IHHI) wherein IHHI agreed to buy up to 25,000 the Company s preferred shares at the price of at the price of $100.00 per share. Shares purchased under this agreement are to be issued to IHHI or its designee. Payment for shares sold under this agreement is to be in the form of a promissory note bearing interest at the rate of 9% per annum, and the obligation created thereby is to be secured by a blanket, or all inclusive security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under this agreement directly to the shareholder(s) of record at the time such payment becomes due.

By the end of the quarter ending March 31, 1999 23,900 shares were issued according to the agreement with IHHI. The balance of the shares to be issued 0f 1,100 at a par value of $100.00 per share or $110,000.00 are being treated as additional paid in capital, and are included as such on the balance sheet.

Common Stock Issuance

On December 15, 1998 the company agreed to issue common shares to Iron Horse Holdings, Inc. IHHI for IHHI to pay it s bills in exchange for the issuance of restricted common stock. Under the terms to this agreement, the Company issued an additional 9,154,999 shares by March 31, 1999.
On December 21, 1998 the company agreed to acquire several internet sites with issuance of common stock. Under to the terms of this agreement 8,000,000 shares were issued.

By  the end of this  quarter the company issued an additional
2,087,791 shares for advertising and site maintenance.

 At the end of June 30, 1998 there were 158,060,207 shares issued the total to shares since that date as identified above added an additional 19,242,790 shares bring the total to 177,302,997.

Note 6.  Extraordinary Income

After review by legal consul about the collectability of the company s unsecured prior debts, it was determined by management to show those debts as uncollectable. Therefore management has decided to write those debts off and according to the Internal Revenue Code that uncollectable debt has to be shown as extraordinary income.

Note 7.  Net Loss Carry Forward

The Net Loss Carry Forward that incurred due to the prior operation if the Company will be used to offset the impact of the Extraordinary Income as indicated above.

Note 8.  Wages Payable

The corporate officers are due wages for the months of November 1998 to March 1999. In lieu of cash payments, the officers will take additional shares of stock at the higher of $.02 per share or market price of the stock at the end of each month. These shares will not be issued until the Company is current with it s filings as required by State, and Federal Governments. The wages are for $15,000.00 per month for two of the officers. Another officer that started in February of 1999 will receive $5,000.00 per month under the same terms and condition as stated above.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FIINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the nine month period ended March 31, 1999 of $0 decreased 100% when compared with revenues of $2,376,000 in the prior year comparable period due to the shut down of operations of the Company on December 31, 1997.


Liquidity and Capital Resources.

Net cash used by the Company was $1,102 for the three month period ended March 31, 1999 versus cash used in operating activities of $413,950 in the comparable prior year period.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on March 31, 1999.

Year 2000 Issue.

	The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company s ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company currently believes that its systems are Year 2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising or sponsorship of web services, which could have a material adverse effect on its business, results of operations, and financial condition. The Company s Year 2000 plans are based on management s best estimates.

Forward Looking Statements.

The foregoing Management s Discussion and Analysis, and the discussion set forth under Item 5 Other Information, contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as comptemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company s business strategies, continued growth in the Company s markets, projections, and anticipated trends in the Company s business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company s control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company s products, competitive pricing pressures, changes in the market price of ingredients used in the Company s products and the level of expenses incurred in the Company s operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update forward looking statements.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company s stockholders during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

Introduction

The Company, after January 1, 1999, has been engaged in the development, operation and marketing of a number of commercial internet web sites (as contrasted to the pizza production business that the Company was previously engaged in under former management). The Company is an internet company that offers a branded network of comprehensive information, communication and shopping (auction) web sites, using technology which it has either developed itself, or for which it has acquired licenses.

The Company first announced its web sites in March of 1999. As of the date of this filing, the Company has three such internet web sites. Two of these web sites act as subject-focused discussion forums on which the web site visitor can exchange messages with other visitors, thereby creating a community of interest focused on a central, underlying theme. The discussion themes for these two forums are sports and film. The license that the Company holds allows it to quickly expand to as many different subject themes necessary. The current discussion sites, known as SportzFanz.com and FilmFanz.com, derive income from the sale of the advertising which is displayed to the web site s visitors. The Company makes these properties available without charge to users. The remaining current web site, www.AuctionWinner.com, provides a real-time auction facility to its users, wherein, for a fee, the user can list various items for public bidding and sale to the bidder with the highest offer at the time of the auction s closing. The Company believes that User-Contributed Content, as embodied in the Company s internet offerings, will allow a maximum of interesting, diverse, and continuously-updated, web site content at minimum cost and administrative overhead.

The Company s SportzFanz.com web site offers a comprehensive, intuitive and user-friendly system to access aggregated information content, communication services, and user community services. The web site includes a hierarchical, subject-based index of user-contributed messages focused on its underlying theme of sports discussion. Users can either browse the listings by subject matter, or use a rapid keyword search facility that scans the contents of the entire directory or any subcategory within the web site. Through sponsorship and advertising arrangements with merchants, the Company offers its user-members the opportunity to purchase goods and services.

The following explanation will address the new business line for the Company, as well as many of the risks associated with this business.

Market

The market for internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and management expects that competition will continue to intensify. Negative competitive developments could have a material adverse effect on the Company s business and on the trading price of its stock. The Company competes with many other providers of online navigation, information and community services. As the Company expands the scope of its internet services, it will compete directly with a greater number of internet sites and other media companies across a wide range of different online services.

The Company also competes in vertical markets where competitors may have advantages in expertise, brand recognition, and other factors. Many companies offer directly competitive products or services information and community services, including, among others:
America Online, Inc.; Yahoo!; CNET, Inc. (Snap); Excite, Inc.; Infoseek Corporation (including Go network); Lycos, Inc. (including HotBot and Tripod); Microsoft Corporation (msn.com); and Netscape Communications Corporation (Netcenter). In the past several months, there have been a number of significant acquisitions and strategic plans announced among and between these companies. These include: The Walt Disney Company acquiring a significant interest in Infoseek; AOL acquiring Netscape; @Home Networks, Inc., a provider of high speed internet access serving the cable television infrastructure and the largest shareholder of which is AT&T, acquiring Excite, Inc.; NBC acquiring an interest in Snap, a subsidiary of CNET; USA Networks and Ticketmaster Online-Citysearch, Inc. announcing that they intend to combine their services with Lycos, Inc.

The effect of these completed and pending acquisitions on the Company cannot be predicted with certainty, but all of these competitors are aligned with companies that are significantly larger or more well established than the Company. As a result, each of them will have access to significantly greater financial, marketing and, in certain cases, technical resources than the Company. For example, assuming that its acquisition by @Home Networks is approved, Excite will significantly enhance its access to knowledge about broadband transmission technology.

These acquisitions, if consummated, will also result in many of these companies gaining access to significantly greater marketing resources. For example, the combination of Lycos with USA Networks and Ticketmaster Online-Citysearch, Inc. will permit Lycos to access significant television resources for marketing and other purposes.
In addition, Infoseek and The Walt Disney Company recently entered into an agreement whereby Disney gains a significant interest in Infoseek. The parties have introduced a portal and navigation service entitled Go.com, which is supported by Disney s substantial promotional and media resources. Similarly, Snap, by virtue of its relationship with NBC, has and will continue to be supported by NBC s substantial promotional and media resources. Several large media companies, including both Time Warner, Inc. and CBS, have announced that they are contemplating internet navigation services and are attempting to become gateway sites for web users. These and other competitors are expected to continue to make substantial marketing expenditures to promote their online properties. The Company may be required to increase its sales and marketing expenditures significantly in response to these efforts, which may materially impair its operating results and may not be successful.

The recent announcements of the proposed acquisitions listed above will result in greater competition as they consolidate more users of the internet on a single service and incorporate communication and community into their offerings. For example, Netscape announced an agreement with Excite under which Excite will be the most prominent navigational service within the Netcenter web site and will therefore bring Excite s communication and community features to the Netcenter s users. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to those offered by the Company into their browsers or their browsers pre-set home pages. In addition, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for internet users, such as the Regional Bell Operating Companies, long-distance providers and cable companies such as AT&T/TCI through @Home Networks and Excite, Inc., or Internet Service Providers (ISPs) such as Microsoft and AOL, currently offer and could further develop, acquire or license internet community, communications and commerce services that compete with those offered by the Company. Any of these companies could take actions that would make it more difficult for consumers to find and use the Company s services.

A large number of web sites and online services, such as the Microsoft Network, AOL, and Netscape (Netcenter), other web navigation companies such as Excite, Lycos, and Infoseek, and high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features (such as auctions, chat services, message boards, email and personal calendaring) that may be competitive with the services the Company offers. A number of companies, including Hotmail (acquired by Microsoft) and WhoWhere? Inc. (acquired by Lycos), offer web-based email service similar to those the Company offers on its discussion web sites. These companies are expected to continue to provide such services in tandem with larger navigational sites and online services. In order to effectively compete, the Company may need to expend significant internal engineering resources or acquire other technologies and companies to provide such capabilities.

Competition for Advertising Expenditures.

The Company competes with online services, other web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers total advertising budgets. Management believes that the number of companies selling web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements, which could reduce its advertising revenues. In addition, its sales may be adversely affected to the extent that its competitors offer superior advertising services that better target users or provide better reporting of advertising results.

Principal Competitive Factors.

Management believes that the principal competitive factors in its markets are: brand recognition; ease of use; comprehensiveness; personalization; independence; quality and responsiveness of search results and other services; the availability of high-quality, targeted content and focused value-added products and services; access to end users; and with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics. Competition among current and future suppliers of internet informational, communication, community and commerce services, high-traffic web sites and ISPs, as well as competition with other media for advertising placements, could result in significantly lower prices for advertising and reductions in advertising revenues.

The Company also faces competition with respect to the acquisition of strategic businesses and technologies. Many of its existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than the Company does. In addition, providers of internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and AOL. It is difficult to predict with certainty what the effects will be of the proposed acquisition of Netscape by AOL or Excite by @Home Networks, but it will likely increase the Company s competitive in several respects, including their additional access to end users and the ability to provide a more comprehensive offering to advertisers and sponsors. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with its competitors. These larger companies may use their substantial media resources to promote and enhance their own services. Greater competition resulting from such relationships could have a material adverse effect on the Company s business.

The Company regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success. The Company relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Effective trademark, copyright, and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the internet. The distinctive elements of the Company s web sites may not be protectible under copyright law. Management cannot guarantee that the steps the Company has taken to protect its proprietary rights will be adequate. Many parties are actively developing communication, community, e-commerce, and other web-related technologies. Management believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, management believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, management is aware that a number of patents have been issued in the areas of electronic commerce, online auctions, web-based information, online direct marketing, fantasy sports, common web graphics formats and mapping technologies. Management anticipates that additional third-party patents will be issued in the future. From time to time these parties may assert patent infringement claims against the Company. Management cannot guarantee that it would be able to license such patents on reasonable terms. The Company may incur substantial expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that the Company has infringed such third-party patent rights, the Company could incur substantial monetary liability and be prevented from using the rights in the future.

Employees

As of the date of this filing, the Company had 3 full-time employees. The Company s future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

Risk Factors

In addition to the other information in this Report (including under the captions Competition and Proprietary Rights), the following factors may be encountered in the operation of the Company under its current plan of business:

a.  Limited Operating History

The Company has only begun operations as an internet company since January 1, 1999. Therefore, the Company has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving its growth plan depends on, among other things, the Company s: ability to continue to develop and extend its brand; ability to develop new web site properties; ability to maintain and increase the levels of traffic on its internet properties; development or acquisition of services or products equal or superior to those of the Company s competitors; ability to effectively generate revenues through sponsored services and placements on the Company s internet web site properties; ability to effectively integrate the technology and operations of businesses or technologies which the company may acquire; ability to successfully develop and offer new personalized web-based services, such as e-mail services, to consumers without errors or interruptions in service; and ability to identify, attract, retain and motivate qualified personnel. Furthermore, the success of the Company s growth plan depends on factors outside its control including, among other things: the adoption by the market of the web as an advertising medium; the successful sale of web-based advertising by the Company s sales agents; and the relative price stability for web-based advertising, despite competition and other factors that could reduce market prices for advertising. The Company may not be successful in implementing its growth plan or continuing to operate its business as anticipated.

b.  Anticipation of Increased Operating Expenses

Because of the Company s limited operating history and the uncertain nature of the rapidly-changing markets it serves, the accurate prediction of future results of operations is difficult or impossible. The Company currently expects that its operating expenses will increase significantly as the sales and marketing operations are expanded and as the Company continues to develop and extend its brand. As a result, the Company may experience significant losses on a quarterly and annual basis.

c.  Operating Results May Fluctuate

The Company expects to derive the majority of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. As noted above, the Company expects its operating expenses to increase significantly over the near term. To the extent its expenses increase but its revenues do not, its business, operating results, and financial condition will be materially and adversely affected. Operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. These factors include: the level of usage of the internet; demand for internet advertising; the addition or loss of advertisers; the level of user traffic on the Company s online media properties; the advertising budgeting cycles of individual advertisers; the mix of types of advertising the Company sells (targeted advertising generally has higher rates); the amount and timing of capital expenditures and other costs relating to the expansion of its operations; the introduction of new products or services by the Company or its competitors; pricing changes for internet-based advertising; the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements; technical difficulties with respect to the online web site properties that the Company may develop; costs incurred with respect to acquisitions; negative general economic conditions and resulting effects on media spending; and economic conditions specific to the internet and online media.

A key element of the Company s strategy is to generate advertising revenues through sponsored services and placements by third parties in its online media properties in addition to banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by the sponsor from business originated through the Company placement, in return for minimum levels of user impressions to be provided by the Company. These arrangements expose the Company to potentially significant financial risks, including: the risk that the Company fails to deliver required minimum levels of user impressions or click throughs (in which case, these agreements typically provide for adjustments to the fees payable thereunder or make good periods); the risk that sponsors do not renew the agreements at the end of their term or that they renew at lower rates; and the risk that the arrangements do not generate anticipated levels of shared transaction revenue, or that sponsors default on the payment commitments in such agreements (as has occurred in the past).

As a result of these financial risks, the Company cannot guarantee that it will achieve significant revenue from these sponsorship arrangements. In addition, because the Company has limited experience with these arrangements, management is unable to determine what effect they will have on gross margins and results of operations.

d.  Dependence on Continued Growth in Use of the Internet;
Technological Change

The Company s future success is dependent upon continued growth in the use of the internet and the web in order to support the sale of advertising on its online web site properties. web-based advertising is relatively new, and it is difficult to predict the extent of further growth, if any, in web advertising expenditures. The internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. To the extent that the internet continues to experience significant growth in the number of users and level of use, the internet infrastructure may not be able to support the demands placed upon it by such growth and the performance or reliability of the web may be adversely affected.

The market for internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. To the extent that higher bandwidth internet access becomes more widely available through cable modems or other technologies, the Company may be required to make significant changes to the design and content of its online properties in order to compete effectively. Failure to effectively adapt to these or any other technological developments may adversely affect its business, operating results, and financial condition.

The markets for the Company s products and media properties have only recently begun to develop, are rapidly evolving, and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult for management to predict whether, or how fast, these markets will grow. the Company cannot guarantee either that the market for its products and media properties will continue to develop or that demand for its products or media properties will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if its products and media properties do not sustain market acceptance, its business, operating results, and financial condition may be materially and adversely affected.

e.  Risks Associated with Brand Development

The Company believes that establishing and maintaining its brand is a critical aspect of its efforts to attract and expand its user and advertiser base. Management also believes that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Company s brand will depend largely on its success in providing high-quality products and services. In order to attract and retain internet users and to promote and maintain its brand, the Company may find it necessary to increase expenditures devoted to creating and maintaining brand loyalty. In the event of any breach or alleged breach of security or privacy involving its services, or if any third party undertakes illegal or harmful actions utilizing its community, communications or commerce services, the Company could suffer substantial adverse publicity and impairment of its brand and reputation. If the Company is unable to provide high-quality products and services or otherwise fails to promote and maintain its brand, or if it incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, its business, operating results, and financial condition may be materially and adversely affected.

f.  Reliance on Advertising Revenues

The Company expects to derive a substantial portion of its revenues from the sale of advertisements on its web pages under short-term contracts. Most of its advertising customers have limited experience with the web as an advertising medium. The Company s continuing ability to generate significant advertising revenues will depend upon, among other things: advertisers acceptance of the web as an effective and sustainable advertising medium; the development of a large base of users of its services possessing demographic characteristics attractive to advertisers; and its ability to continue to develop and update effective advertising delivery and measurement systems.

No standards have yet been widely accepted for the measurement of the effectiveness of web-based advertising. Management cannot be certain that such standards will develop sufficiently to support web-based advertising as a significant advertising medium. In addition, adverse economic conditions can significantly impact advertisers ability and willingness to spend additional amounts on advertising generally, and on web-based advertising specifically. Management cannot be certain that the advertisers will determine that banner advertising is an effective advertising medium. Certain advertising filter software programs are available that limit or remove advertising from an internet user s desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the internet. The Company s advertising customers may not accept the internal and third- party measurements of impressions received by advertisements on the Company s online web site properties and such measurements may contain errors. The Company currently relies on its external advertising sales agents for advertising sales, which involves additional risks and uncertainties. As a result of these factors, the Company may not be able to sustain or increase current advertising sales levels. Failure to do so may have a material adverse effect on its business, operating results, and financial position.

g.  The Company Depends Substantially on Third Parties

The Company depends substantially upon third parties for several critical elements of its business including, among others, technology and infrastructure, distribution activities.

h.  Technology and Infrastructure

In January, 1999, the Company entered into an agreement with Verio Webhosting, through Verio s authorized services reseller, under which Verio will provide the Company s principal internet connections. Any disruption in the internet access provided by this provider or any to handle current or higher volumes of use may have a material adverse effect on its business, operating results, and financial condition.

i.  Possible Inability to Successfully Enhance or Develop Properties

To remain competitive, the Company must continue to enhance and improve the functionality, features, and content of its web site properties. The Company may not be able to successfully maintain competitive user response times or implement new features and functions, which will involve the development of increasingly complex technologies. Personalized information services, such as its web-based email messaging services, message boards, and other community features, require significant expense. The Company cannot guarantee that this additional expenses will be offset by additional revenues from these services.

A key element of its business strategy is the development and introduction of new particular demographic characteristics, and geographic areas. The Company may not be successful in developing, introducing, and marketing such web site properties and such properties may not achieve market acceptance, enhance its brand name recognition, or increase user traffic. Furthermore, enhancements of or improvements to the Company s new properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of its brand name. Its ability to successfully develop additional targeted media properties depends on use of the Company to promote such properties. If use of the Company s web site properties does not continue to grow, its ability to establish other targeted properties would be adversely affected. If the Company fails to effectively develop and introduce such new properties, or such properties fail to achieve market acceptance, its business, results of operations, and financial condition may be adversely affected.

j.  Risks of Equity Investments in Other Companies

The Company may, from time to time, make equity investments in affiliated companies that are involved in complementary. Any investments in such companies may not result in any return, nor can there be any assurance as to the timing of any such return, or that the Company may lose its entire investment. Losses resulting from such investments may have a material adverse effect on its operating results.

k.  Management of Potential Growth and Integration of Acquisitions

The Company s growth may place substantial strains on its financial systems and its systems to, train, and manage its employee base. The process of managing advertising within large, high traffic web is an increasingly important and complex task. The relies on both internal and licensed third-party advertising inventory management and analysis systems. To the extent that the Company does not have the appropriate advertising inventory or any extended failure of its advertising management system results in incorrect advertising insertions, the Company may be exposed to make good obligations with its advertising customers, which, by displacing advertising inventory, could defer advertising revenues. Failure of its advertising management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely reports on advertising results also could negatively affect its relationships with advertisers. The Company s systems, procedures, or controls may not be adequate to support its operations, particularly with regard to support and service. Its management may not be able to achieve the rapid execution necessary to fully exploit its market opportunity. Any inability to effectively manage growth may have a material adverse effect on its business, operating results, and financial condition.

As part of its business strategy, the Company may, from time to time, make acquisitions or enter into other forms of business combinations. These transactions are accompanied by a number of risks, including: the difficulty of assimilating the operations and personnel of the acquired companies; the potential disruption of its ongoing business and distraction of management; the difficulty of incorporating acquired technology or content and rights into its products and media properties; he correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; the failure to successfully develop an acquired in-process technology could result in the impairment of amounts currently capitalized as intangible assets; unanticipated expenses related to technology integration; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with employees and customers as a result of any integration of new management personnel; and the potential unknown liabilities associated with acquired businesses. The Company may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

l.  Risk of Capacity Constraints and Systems Failures

The Company is dependent on its ability to effectively withstand a high volume of use of its online web site properties. Accordingly, the performance of its online web site properties is critical to its reputation, its ability to attract advertisers to its web sites, and to achieve market acceptance of its products and web site properties. Any system failure that causes an interruption or an increase in response time of its products and media properties could result in less traffic to its web sites and, if sustained or repeated, could reduce the attractiveness of its products and media properties to advertisers and licensees. An increase in the volume of queries conducted through its products and media properties could strain the capacity of the software or hardware the Company has deployed, which could lead to slower response time or system failures. In addition, as the number of web pages and users increase, its products and media properties and infrastructure may not be able to scale accordingly. Personalized information services, such as web-based email-type messaging services and other community and communication facilities, and the posting of photographs on its auction properties, involve increasingly complex technical and operational challenges that may strain its development and operational resources. The Company may not be able to successfully implement and scale such services to the extent required by any growth in the number of users of such services. Failure to do so may affect the goodwill of users of these services, or negatively affect its brand and reputation.

	The Company is dependent on third parties for much of its technology and infrastructure (See The Company Depends Substantially on Third Parties above). The Company s operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. In addition, substantially all of its network infrastructure is located in the State of Utah. The Company does not have multiple site capacity in the event of any such occurrence. Despite its implementation of network security measures, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. The Company does not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Such events may have a material adverse effect on its business, operating results, and financial condition.

m.  Dependence on Key Personnel

The Company is substantially dependent on the continued services of its key personnel. The Company expects that it will need to hire additional personnel in all areas. The competition for such personnel in its industry is intense. The Company may experience difficulties in hiring personnel with the right training or experience, particularly in technical areas. The Company does not maintain key person life insurance for any of its personnel. If the Company does not succeed in attracting new personnel, or retaining and motivating existing personnel, its business will be adversely affected.

n.  Government Regulation and Legal Uncertainties

There are currently few laws or regulations directly applicable to access to or commerce on the internet. Due to the increasing popularity and use of the internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose the Company to substantial liability. Such legislation could also dampen the growth in use of the web, decrease the acceptance of the web as a communications and commercial medium, or require the Company to incur significant expense in complying with any new regulations. In addition, several telecommunications carriers, including America s Carriers Telecommunications Association, are seeking to have telecommunications over the web regulated by the FCC in the same manner as other telecommunications services.

Because the growing popularity and use of the web has burdened the existing telecommunications infrastructure and many areas with high web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the web, potentially decreasing the demand for its products and media properties. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Company s opportunity to derive financial benefit from such activities.

Also, Congress recently passed (and the President has signed into law) the Digital Millenium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children s Online Protection Act and the Children s Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, Congress recently passed (and the President has signed into law) the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. The Company is currently reviewing these pieces of legislation, and cannot currently predict the effect, if any, that such legislation will have on its business. There can be no assurance that such legislation will not impose significant additional costs on its business or subject the Company to additional liabilities.

In addition, a number of other countries have announced or are considering additional regulation. For example, a recent European Commission privacy directive restricts the use of personal information without the consent of both the individual and that individual s government. Such restrictions could jeopardize the future of e-commerce in and with the European Union. In addition, the European Commission is expected in the near future to propose a directive concerning the liability of online service providers for activities that take place using their services. Such laws and regulations could fundamentally impair the Company s ability to provide internet services, or substantially increase the cost of doing so. Moreover, the applicability to the internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain. The Company may be subject to claims that its services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the internet could have a material adverse effect on its business, operating results, and financial condition. Due to the global nature of the web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute the Company for violations of their laws. The Company might unintentionally violate such laws. Such laws may be modified, or new laws enacted, in the future. Any such developments may have a material adverse effect on its business, results of operations, and financial condition.


o.  Liability for the Company s Services

The Company hosts a wide variety of information, community, communications and commerce services that enable individuals to exchange information, generate content, conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of information that may be posted online by its users. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, the Company could be exposed to liability through content and materials that may be posted by users in auctions, message boards, clubs, chat rooms, or other interactive community-building services. Such claims might include, among others, that by providing hypertext links to web sites operated by third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites, or that the Company is responsible for legal injury caused by statements made to, actions taken by or content generated by, participants in its message board services, clubs, or other community building services. It is also possible that if any information which may, in the future, be provided through its services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in detrimental reliance on such information. The Company offers web-based e-mail type messaging services, which expose it to potential risks, such as liabilities or claims resulting from lost or misdirected messages, illegal or fraudulent use of messages, or interruptions or delays in messaging services. Investigating and defending such claims is expensive, even to the extent such claims do not result in liability.

The Company may also, from time to time, enter into arrangements to offer third-party products and services under the Company s brand or via distribution on its properties. While its agreements with these parties would provide that the Company will be indemnified against liabilities, such indemnification may not be adequate. The Company may be subject to claims concerning such services or content by virtue of its involvement in marketing, branding or providing access to such services. Any such claims may have a material adverse effect on its business, results of operations, and financial condition.

p.  Potential Commerce-Related Liabilities and Expenses

As part of its business, the Company enters into agreements with advertisers, sponsors, content providers, service providers, and merchants under which the Company is entitled to receive a share of revenue from the purchase of goods and services by users of its web site properties. Such arrangements may expose the Company to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services. These activities expose the Company to a number of additional risks and uncertainties, including: potential liabilities for illegal activities that may be conducted by participating merchants; products liability or other tort claims relating to goods or services sold through hosted commerce sites; consumer fraud and false or deceptive advertising or sales practices; breach of contract claims relating to merchant transactions; claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from e-commerce transactions; and claims that may be brought by merchants as a result of their exclusion from its commerce services or losses resulting from any downtime or other performance failures in its hosting services.

In March, 1999, the Company launched AuctionWinner.com, a service that hosts online auctions for a wide variety of goods and services. Auction services expose the Company to a number of significant additional risks. For example, the Company does not pre-screen the types of goods offered on its auctions, it is aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities may be traded on the auction web site. The Company might not be able to prevent the unlawful exchange of goods on its service, and may be subject to civil or criminal liability for unlawful activities carried out by users through its service. In addition, while the Company takes no responsibility for delivery of payment or goods to any user of its auctions, the Company anticipates that users who did not receive the purchase price or the goods that were to have been exchanged may register complaints with the Company or seek to hold the Company liable. The Company also anticipates that it will receive complaints from buyers as to the quality of the goods purchased through its auctions, as well as complaints alleging that comments posted by participants of the service concerning other participants are unfair or defamatory. Any claims or litigation arising from the Company s auction activities could be costly. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of these auctions could damage its reputation and diminish the value of its brand name. In addition, the Company anticipates that it will receive in the future, communications alleging that certain items sold through its auctions, or text and images posted by users in auction listings, infringe third-party copyrights, trademarks or other intellectual property rights. While its user policies prohibit the sale of goods and posting of materials which may infringe third-party intellectual property rights, an allegation of infringement may result in costly litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. A report on Form 8-K has been filed during the third quarter of the fiscal year covered by this Form 10-Q report. This report, dated February 17, 1999, covered the following items:

On February 17, 1999, pursuant to a resolution of the Board of Directors of the registrant, dated January 4, 1999, the company changed its name from International
Food & Beverage, Inc. to Internet Business s
International, Inc. On March 1, 1999, the address of the registrant was changed to: 3900 Birch Street, Suite 111,
Newport Beach, California 92660; (949) 833-0261.

    	(b)   Exhibits included or incorporated by reference herein:
See Exhibit Index.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET BUSINESS S
INTERNATIONAL, INC.



Dated: May 10, 1999		By: /s/ Albert R. Reda
						Albert R. Reda
						Chief Executive Officer

EXHIBIT INDEX


Exhibit No.					Description

3.01		Certificate of Incorporation, as amended (incorporated by
reference to Exhibit 3.01 of the Registrant s Annual Report on Form
10-K for the fiscal year ended June 26, 1993).

3.02		Certificate of Amendment of International Food &
Beverage, Inc. changing its name to Internet Business s
International, Inc.

3.03		Bylaws (incorporated by reference to Exhibit 3.02 to the
Company s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1991, the
Registration Statement).

4.01		Specimen Common Stock Certificate (incorporated by
reference to Exhibit 4.01 to the Registration Statement).

22.1		Subsidiaries (incorporated by reference to Exhibit 22.1
to the Registration Statement).

27		Financial Data Schedule.