Form 10-Q
period 1997-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-20
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1997

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


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION					 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF SEPTEMBER 30, 1997
	AND JUNE 30, 1997	3

	STATEMENTS OF OPERATIONS FOR THE
	THREE MONTHS ENDED SEPTEMBER 30, 1997
	AND SEPTEMBER 30, 1996	4

	STATEMENTS OF CASH FLOWS FOR THE THREE
	MONTHS ENDED SEPTEMBER 30, 1997 AND
	SEPTEMBER 30, 1996 	5

	NOTES TO FINANCIAL STATEMENTS	6

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II

	ITEM 1.  LEGAL PROCEEDINGS	12

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	12

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	12

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	12

	ITEM 5.  OTHER INFORMATION	12

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	12

SIGNATURES	13







PART I.

ITEM 1.  FINANCAL STATEMENTS.

INTERNATIONAL FOOD & BEVERAGE, INC.
BALANCE SHEETS (Unaudited)

			June 30, 1997	September 30, 1997
ASSETS
	CURRENT ASSETS:
	Cash and cash equivalents	$     28,000	$
2,041
	Accounts receivable, net
	of allowance for doubtful
	accounts of $40,000
at 6-30-97	254,000	318,813
	Inventories	254,000	279,839
	Prepaid expenses 	  6,000	8,417

	Total current assets	423,000	609,110

FIXED ASSETS:	800,000	725,000

	Total Assets	$1,511,000	$1,334,110

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
	Notes payable and
	current maturities
	of long term debt	$   408,000	$  466,398
	Accounts payable	918,000	1,211,744
	Accrued wages and benefits	207,000	178,727
	Accrued commissions and
	Marketing	261,000	216,208
	Other accrued expenses	153,000	115,161

	Total current liabilities	1,947,000	2,188,238

LONG TERM DEBT:	677,000	643,802

SHAREHOLDERS' EQUITY (DEFICIT):
	Preferred Stock	0	0
	Common Stock	428,000	428,000
	Additional paid-in capial	1,000	1,000
	Retained earnings (deficit)	(1,542,000)	(1,542,000)
	Currennt earnings (deficit)		(384,930)

	Total Shareholders' Equity	(1,113,000)	(1,497,930)

	Total Liabilities &
	Shareholders' Equity	$1,511,000	$1,334,110

See Accccompanying Notes to Financial Statements

INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended	Three Months Ended
		September 30, 1996	September 30, 1997

REVENUES	$1,993,000	$1,929,434

COST OF SALE	1,603,000	1,693,137

	GROSS PROFIT	390,000	236,297


OPERATING EXPENSES:
	Selling and distribution	334,000	352,617
	General and administration	141,000	227,713
	Interest expense, net	31,000	40,897

	Total Operating Expenses	506,000	621,227


NET INCOME (LOSS)	$ (116,000)	$ (384,930)

NET INCOME (LOSS) PER COMMON SHARE	$(nil)	$(nil)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	155,666,362	154,763,438


See Accccompanying Notes to Financial Statements

INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

			    Three Months Ended
			September 30, 1996  September 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(116,000)	$(384,930)
Adjustments to reconcile
net income (loss)
to net cash provided by
(used in) operating activities:
	Depreciation and amortization	39,000	75,000
	Issuance of Common Stock under
	distribution agreement	18,000
	Changes in assets and liabilities:
	Accounts receivable	179,000	(64,813)
	Inventories	39,000	143,161
	Prepaid expenses	3,000	(2,417)
	Accounts payable	(2,000)	293,744
	Accrued wages and benefits	(29,000)	(28,273)
	Accrued commissions
	and marketing	(7,000)	(44,792)
	Other accrued expenses	(28,000)	(37,839)

	Net cash provided by (used in)
	  operating activities	96,000	(51,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to, and reduction
	  of, fixed assets	(5,000)	0

	Net cash provided by (used in)
	  investing activities	(5,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuance
	 of notes payable	0	0
	Principal payments on
	  notes payable	(96,000)	25,200

	Net cash provided by (used in)
	  financing activities	(96,000)	25,200

NET INCREASE (DECREASE) IN CASH	(5,000)	(25,959)

CASH AND CASH EQUIVALENTS,
	beginning of period	20,000	28,000

CASH AND CASH EQUIVALENTS,
	end of period	$   15,000	$      2,041

See Accccompanying Notes to Financial Statements


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

Note 1.  Description of the Business

International Food & Beverage, Inc. (the "Company"), manufactures and markets fully prepared pizzas, pizza components and specialty baked products to customers within the food service industry including retail supermarket service delicatessens, restaurants, hotels, sports and theme parks, and catering locations.

Note 2.  Change in Control

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

Note 3.  Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year is the 52-53 week period ending on the Saturday closest to June 30. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 and September 30 for thc applicable periods presented.


Accounts Receivable and Revenues

Substantially all of the Company's sales were made to full-line food service distributors, national food service chains major regional supermarket chains or a related party who sells to such organizations. Concentrations of credit risk exist because of the concentration of the Company's customers within these industries and its dependence on a limited number of customers for a large portion of annual revenues. Such risk, however, was mitigated by the longevity of the Company's customer relationships and was considered a normal part of the food service, institutional and retail grocery industries.

Inventories

Inventories consisted of finished goods and raw materials and were stated at the lower of cost (first-in, first-out method) or market; as of the date of these financials there was no inventory.

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

Significant improvements were capitalized. All maintenance and repair costs had been charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortizations are removed from the accounts and any resulting gain or loss is reflected in operations.

Other Assets

Other assets consisted primarily of cost capitalized in connection with a June 1990 debt restructuring. These costs were being amortized using the interest method over seven years, and were reduced to zero, effective January 1, 1995, in connection with the change in control of the Company.

Goodwill

The excess of cost over the fair value of net assets acquired by the Predecessor Company was recorded as goodwill and amortized using the straight-line method over twenty-five years. The goodwill was reduced to zero, effective January 1, 1995, in connection with the change on control of the Company.



Income Taxes

The Company follows Statement of Financial Accounting Standards ("SPAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income taxed was recognized for the tax consequences in future years of difference between the tax bases of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences were expected to affect taxable income. Valuation allowances were established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Common Share

Net loss per common share is based on the reported net loss divided by the weighted average number of common shares outstanding. Shares issuabel under options have been excluded from the calculation in each period presented because of their antidilutive effect.

Cash Equivalents

The Company considered highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrues expenses and notes payable approximates fair value.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimated and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4.  Commitments

Leases

The company has an operating lease for its manufacturing and corporate of office facility. The lease, which expires in June 2000, requires monthly payments of approximately $25,000 through October 31, 1996 and thereafter is subject to annual adjustments of at least 4%, but not more than 7% based on the Consumers Price Index.






Note 5.  Stock Issuance

Stock Issuance

In February 1996, the Company entered into a "Manufacturing Service and Marketing Agreement" as amended, (the Agreement") with Sunset Specialty foods, Inc. ("Sunset") and James R. Tolliver, the sole owner of Sunset. The Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the two quarters ending December 31,1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company has issued 729,869 shares of Common Stock and is accounted for as a noncash transaction on the Statement of Cash Flows. In August 1996 the Company issued an additional 1,825,913 shares of Common Stock in satisfaction of commissions earned as of June 29, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the three month period ended September 30, 1997 of $1,929,434 decreased approximately 3% when compared with revenues of $1,993,000 in the prior year comparable period. In May 1996, the Company introduced a line of pizzas which are sold under a private label brand in the frozen food section of a major national grocery retailer. The Company recently added a second major grocery retailer private label program with initial sales to this customer made in late February 1997. Revenue increases during the most recent three month period roughly offset the sales decline in contract manufacturing resulting in revenues for the quarter which were nearly flat as compared with the prior year period. The Company continues to market its pizzas and crusts nationally to retail supermarket customers (service delicatessen and frozen food sections) and major foodservice accounts.

The gross profit margin for the three months ended September 30, 1997 decreased to approximately 12.2% versus the prior year comparable period gross margin of approximately 19.6%. The current year margin deterioration resulted from an increase is cost of sales. Fixed overhead per unit sold remains high at the Company's low level of production. The Company would realize an increase in its gross profit contribution rate assuming the Company is able to achieve increased production volume and ingredient prices remain stable.

Selling, general and administrative expenses for the three months ended September 30, 1997 were approximately 30.1% of sales versus the prior year comparable period at approximately 23.8%. Selling and administrative overhead increased slightly through each of the comparable periods due in part to increases in commissions and marketing as a percent of revenues. These increases in commissions and marketing expenses result from the continuing shift to higher margin programs replacing contract manufacturing revenues that are priced without commission or marketing. The Company does not anticipate having to add substantially to fixed overhead costs to support revenue growth of fifty to one hundred percent of its current revenue level assuming a similar mix of products and customers.

As a result of higher borrowings in the current fiscal year, net interest expense for the three months ended September 30, 1997 increased to $40,897 from $31,000 for the comparable prior year period. The resulting loss for the three months ended September 30, 1997 was $384,930 versus reported comparable prior year period loss of $116,000.

Inflation.

The moderate rate of inflation over the past few years has had an insignificant impact on the Company's sales and results of operations during the period.

Liqiudity and Capital Resources.

Net cash used in operating activities was $51,159 for the three month period ended September 30, 1997 versus cash provided by operating activities of $96,000 in the comparable prior year period. Management believes that the Company will experience positive cash flow when it achieves a sustained average monthly revenue rate of approximately $750,000 at current sales prices and product mix.

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

Capital Expenditures.

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

Net Operating Loss Carryforwards.

For the quarter ended September 30, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $430,634 and $429,373, respectively. These carryforwards begin to expire in 2011 and 2001, respectively.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. There are no reports on Form 8-K filed during the first quarter of the fiscal year covered by this report.

    	(b) Exhibits included or incorporated by reference herein: See Exhibit Index



SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNET BUSINESS'S INTERNATIONAL, INC.



Dated: May 10, 1999			By: /s/ Albert R. Reda
				Albert R. Reda
			Chief Executive Officer


EXHIBIT INDEX

Exhibit No.					Description

3.01		Certificate of Incorporation, as amended
(incorporated by reference to Exhibit 3.01 of the Registrant's
Annual Report on Form 10-K for the fiscal year ended June 26,
1993).

3.02		Bylaws (incorporated by reference to Exhibit 3.02 to
the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1991, the
"Registration Statement").

4.01		Specimen Common Stock Certificate (incorporated by
reference to Exhibit 4.01 to the Registration Statement).

10.1		Employment Agreement, dated March 15, 1988, as
amended January 5, 1989, and November 9, 1990 between Michael W.
Hogarty and the Company (incorporated by reference to Exhibit
10.11 to the Registration Statement).

10.2		Standard Form Industrial Lease, dated August 31,
1989, between Tijeras Partnership, as landlord, and the Company
(incorporated by reference to Exhibit 10.13 to the Registration
Statement).

10.3		1988 Stock Option Plan for Key Employees of
International Food & Beverage, Inc. (incorporated by reference to
Exhibit 10.19 to the Registration Statement).

10.4		Lease Amendment, dated December 8, 1992 to the
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
11, 1995 to Ms. Nancee Ehlers Boldman and Ms. Sally Ehlers Stillion as Purchasers of the real property subject to the building lease included in this Exhibit Index as Exhibit 10.2 and
Exhibit 10.4 (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

22.1		Subsidiaries (incorporated by reference to Exhibit
22.1 to the Registration Statement).

27		Financial Data Schedule.