Form 10-K
period 1998-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-20
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-43621

INTERNATIONAL FOOD & BEVERAGE, INC. (1)
(Exact name of registrant as specified in its charter)

Delaware						33-0307734
(State or jurisdiction of incorporation	I.R.S. Employer
or organization)					Identification No.)

30152 Aventura, Rancho Santa Margarita, California (2) 	92688
(2)
(Address of principal executive offices)			(Zip Code)

Registrant s telephone number:  (714) 858-8800 (2)

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

(1)As of February 17, 1999, the name was change to: Internet
Business s International, Inc.

(2) As of March 1, 1999, the address and telephone number was changed to: 3900 Birch Street, Suite 111, Newport Beach, California 92660; (949) 833-0261.


TABLE OF CONTENTS

PART I									PAGE

	ITEM 1.  BUSINESS							3

	ITEM 2.  PROPERTIES						7

	ITEM 3.  LEGAL PROCEEDINGS					7

	ITEM 4.  SUBMISSION TO MATTERS TO VOTE
	OF SECURITY HOLDERS						7

PART II
	ITEM 5.  MARKET FOR REGISTRANT S COMMON EQUITY
	AND RELATED STOCKHOLDER MATTERS				7

	ITEM 6.  SELECTED FINANCIAL DATA				8

	ITEM 7.  MANAGEMENT S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS		9

	ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12

	ITEM 9.  CHANGES IN AND DISAGREEMENTS
	WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE						12

PART III
	ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
	REGISTRANT								12

	ITEM 11.  EXECUTIVE COMPENSATION				14

	ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT						15

	ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
	TRANSACTIONS							16

PART IV
	ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
	AND REPORTS ON FORM 8-K						17

SIGNATURES									18


PART I.

ITEM 1.  BUSINESS.

Introduction.

International Food and Beverage, Inc. (Company) manufactured a complete line of pizzas, pizza components, and specialty baked products and marketed them nationally through foodservice customers which include retail supermarket service delicatessens as well as restaurants, hotels, sport and theme parks, and other catering locations. The Company utilized its proprietary manufacturing process to produce premium quality HAND-TOSSED crusts that deliver the unique taste, texture and appearance of fresh pizzeria pizzas.

Since 1986 the Company continued to develop its distinctive product line and strong industry relationships. From 1986 through early 1990 the Company relied solely on a number of outside contract manufacturers for production but in 1990 opened the bakery section of its state-of-the-art 50,000 sq. ft. facility. The Company s manufacturing plant was completed in mid-1993 with the addition of a USDA certified pizza topping section, providing the capacity to produce a much improved line of premium quality pizzas at a significantly reduced cost.

In July 1995 the Company entered into an agreement with a marketing and sales organization under which the Company provides manufacturing and distribution services. Pizzas were produced for shipment to domestic customers and for export to Pacific Rim countries. However, the Company ceased operations as of December
31, 1997.

Market.

Pizza is America s favorite food according to the trade press with estimated annual sales at $30 billion within the United States. Over the past decade, pizza has become the nation s leading take-home and home-delivered food while category growth continues. American-style pizza has also become popular around the world as various cultures accept the value, convenience, nutrition and, most of all, fun of eating pizza!

The Company sold primarily to customers within the retail supermarket and the foodservice/catering segments of this market. SUPERMARKET BUSINESS MAGAZINE and Chicago-based Information Resources, Inc. estimate that 1995 annual sales of pizza at retail supermarkets reached nearly $3 billion and that over the past five years pizza has been one of the supermarkets fastest growing categories.

The Company believes the sales of pizza at foodservice locations
(other than pizzeria restaurants or institutional feeding locations) exceeds $5 billion annually and that pizza sales continue to grow in these locations.

Products.

The Company s product line consisted of fully prepared pizzas (cheese pizzas or pizzas complete with assorted meat and/or vegetable toppings) available on a variety of crusts; various sizes, shapes and styles of hand-made pizza crusts; and a variety of cheeses, topping ingredients, and packaging supplies which are purchased for resale to customers. Additionally, the Company manufactured Gourmet Italian Cheese Crusts (similar to the Boboli-Registered Trademark-product from CPC International) and other specialty flavored bread products.

The Company manufactured and distributed nationally a line of HAND-TOSSED pizzas. Unlike competitive products which are either stamped into a mold or die cut from a sheet of dough, the Company s crusts were hand-formed and then hearth baked to provide the taste, texture and appearance of fresh pizzeria quality. Utilizing a variety of dough recipes, the Company produced its crusts and baked products in a highly automated manufacturing process that nearly replicated the steps performed in a pizzeria restaurant. A number of products involved hand-stretching and hand-tossing of dough pieces to form desired shapes while preserving the naturally fermented gases that contribute to product taste and texture. While costing slightly more than competitive pizza crusts, the Company s products were viewed by executive chefs and service deli merchandisers as superior in quality to either stamped or die cut crusts available from competitive suppliers. The Company s proprietary baking process evolved over the years with an important breakthrough achieved late in 1994 that ensured a significantly crispier crust with more yeasty flavor and fresh made texture.

Many of the Company s products had been developed after collaborative efforts with executive chefs and research and development personnel of the Company s major customers. The Company offered a custom development service to these large customers whereby premium quality products can be designed to meet specific operator requirements for serving application, taste and distinctiveness, and to satisfy preparation constraints. These signature products satisfied the customers need for unique offerings while adding to the Company s capability and technical expertise.

The Company s products and programs were generally designed to replace or be alternatives to traditional component programs which are more labor, ingredient and space intensive. In addition, these other programs resulted in products which are inconsistent in appearance and sometimes lacking in availability due to peaks and valleys in consumption demand. Increasingly, customers are searching for labor friendly alternatives that offer ready-to-top or fully prepared pizzas that are hand-made in appearance and deliver pizzeria quality in taste and texture.

Sales and Marketing.

The Company marketed products under its own brand names (JUKEBOX-Registered Trademark-, MAMA MIA ITALIANO-TM-, MAMA MIA HOMESTYLE-TM-and MAMMA GINA S); sold its products under foodservice distributor private labels, including Sysco Corporation s IMPERIAL and ARREZZIO labels and S.E. Rykoff/John Sexton and Company s BELLAGIO-Registered Trademark- label; and is the primary supplier to Safeway, Inc. under a controlled PIZZERIA FRESCA label and SAFEWAY Brand private label.

The Company s sales efforts were conducted by an in-house sales management team together with field merchandisers assigned to specific accounts. The Company s sales organization directed its primary efforts at identifying large regional or national accounts and distributor organizations, presenting product and program offerings tailored to each user and managing the resulting implementation and customer relationships. Additionally, the sales organization managed independent food brokers in various regions throughout the United States and also worked in concert with sales organizations provided by full-line foodservice distributors who service individual end user customers.

The majority of the Company s foodservice business was conducted through traditional foodservice distribution channels. Sales to retail customers were made direct or with the assistance of specialized brokers, with shipments generally made directly to the customers warehouses.

The Company generally sold its products pursuant to customer purchase orders and filled orders within ten days of receipt. Because purchase orders were filled shortly after receipt, backlog was not material to the Company s retail or foodservice businesses. Substantially all of the Company s domestic products were delivered to customers by independent trucking companies or picked up by customers at one of the Company s warehouses. With regard to the Company s export sales (to Korea only), backlog of orders were normal and the Company received payment in full at time of shipment.

Seasonality.
The Company s retail pizza business experienced moderate seasonality with the highest sales periods occurring between fall and early spring. Foodservice sales are comparatively stable throughout the calendar year.

Customers.

The Company sold its products to full line foodservice distributors, direct to major foodservice customer s warehouses, and to retail grocery warehouses and distributors throughout the United States. Products sold to foodservice distributors were resold to end user customers ranging in size from national accounts to multi-unit regional organizations to single location accounts. Given the fact that the Company focused its own selling efforts on national and multi-unit regional accounts, the majority of its foodservice sales were to these types of organizations.

The Company s retail customers included, among others, Safeway Inc., Von s Grocery Company and Albertson s. Its principal foodservice distributor customers were Sysco Corporation, U.S. Foodservice (recently acquired S.E. Rykoff/John Sexton and Company), Martin-Brower, MBM Foodservice and Alliant Foodservice (formerly Kraft Foodservice). These distributor organizations in turn sold to end user customers of the Company including restaurant chains such as Friendly s Ice Cream, Golden Corral Restaurants, Marie Callender s Restaurants, Old Country Buffet Restaurants, and Tony Roma s; hotel chains such as Marriott, Radisson and Doubletree; theme and event centers such as Knott s Berry Farm, Anaheim Stadium and the Great Western Forum; transportation terminals such as Host Airport locations; and military locations such as Camp Pendleton.

Suppliers.

The Company believed that the raw materials utilized in manufacturing its products, which principally included flour, cheese, tomatoes, spices, meat products, and packaging materials, were readily available from a number of potential suppliers. The Company utilized at least two sources of supply for each of its key raw material categories although pricing and production volumes dictated that the majority of purchases for an item be made from a single principal supplier. Although the Company did not maintain contracts with most of its suppliers, the Company believed that there were numerous alternative sources of supply available to meet production requirements.

Many of the Company s raw materials were agricultural commodities; consequently, the prices the Company paid for its materials vary over time due to commodity market conditions including demand, crop yield and weather. The Company believed that normal historical commodity price variations would not have a material effect on gross profit margins beyond the extent to which raw material cost increases could be passed on to the Company s customers.

Competition.

The Company faced significant competition in the marketing and sale of its products. The Company competed with a number of national organizations and numerous regional companies, which have significantly greater financial, manufacturing, marketing and distribution resources than the Company. The Company believed that the principal competitive factors in the marketing of pizza and specialty baked products are quality, price, ease of preparation, and variety of product offerings. See Management s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources .

Regulation.

The Company s manufacturing facility and its products were subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture, and by other state and local authorities in jurisdictions in which the Company s products were processed or sold. The manufacturing facility was subject to periodic inspection by federal, state and local authorities. The Company believed that its manufacturing facility was in substantial compliance with all material governmental laws and regulations and that all material permits and licenses relating to their operations had been maintained.

Employees.

The Company currently employs no employees.

ITEM 2.  PROPERTIES.

The Company s principal executive offices and 50,000 square feet manufacturing facility were located at 30152 Aventura, Rancho Santa Margarita, California 92688. The Company leased that facility pursuant to a ten year lease, with two 5-year renewal options, at a monthly rent of $25,000 exclusive of insurance and taxes. The Company also utilized public warehouses for finished goods storage. Utilization of these warehouses was the result of arrangements with large distributor organizations to facilitate mixed load shipments of private label products, accommodation to certain customers to ensure convenient small lot shipments to local operating units or temporary storage for finished goods inventory when levels exceed the storage capacity of the Company s own on-site freezer.

This lease ceased on the eviction of the Company from these facilities on January 1, 1998. All assets of the Company were sold at auction on March 13, 1998 and the proceeds used to reduce liability to secured creditors. During the week of the auction on March 13, 1998, the tenant improvements were either auctioned or reverted to the landlord.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company s stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.	MARKET FOR REGISTRANT S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS.

The Company s Common Stock is not quoted on NASDAQ but has been traded in the over-the-counter market since approximately October 1987. There has been relatively little trading in the Company s Common Stock and there can be no assurance that a more active market will develop or be sustained. Throughout the two years ended June 30, 1998 the high and low bid quotations for the Company s Common Stock has been less than or equal to $.01 per share. The high and low bid quotations represent prices between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. The market price for shares of the Company s Common Stock may be highly volatile, with a limited public float.

The approximate number of holder of records of the Company s Common Stock on September 1, 1998 was 618. The Company has not and does not expect to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data for the years ended June 30, 1998, 1997, and 1996, for the six months ended June 30, 1995 and December 31, 1994, and for the year ended June 30, 1994 are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. The selected financial data for the year ended June 30, 1996, the six months ended June 30, 1995 and December 31, 1994, and the year ended June 30, 1994 are derived from the audited financial statements of the Company which are not included herein.

Year ended	Six Months Ended (1)		Years Ended
June 30	December 31	  June 30		June 30
1994		1994		  1995	1996		1997		1998

Statement of Operations Data:
(In thousands, except per share data)

Revenues
$10,703	$ 3,580	$2,718	$6,572	$7,358	$2,378

Cost of sales
  8,385	  3,279	 2,212	 5,374	 5,847	 2,248

Gross profit
  2,318	    301	   506	 1,198	 1,511	    30

Selling and distribution expense
  2,927	  1,412	   702	 1,135	 1,512	   525

General and administrative expense
  1,841	    361	    29	   524	   407	   297

Interest expense, net
    113	    111	     3	    54	   122	    69

Net income (loss)
 (2,563)	 (1,583)	  (497)	  (515)	  (530)	(1,160)

Net income (loss) applicable to common shareholders
 (2,563)	 (1,583)	  (497)	  (515)	  (530)	(1,160)

Net income (loss) per common share
  (0.02)	  (0.01)	   nil	   nil	   nil	  nil

Weighted average shares  outstanding
153,924	153,924	153,924	154,145	154,763	158,060


						June 30,
		1994		1995		1996		1997		1998
Balance Sheet Data:
(In thousands)

Current assets
		$2,019	$  922	$1,175	$   711	$     1

Fixed assets
		 1,760	 1,053	   905	    800		0

Total assets
		 4,547	 1,975	 2,080	  1,511		1

Current liabilities
		 2,396	 1,711	 1,941	  1,947	  1,820

Long-term debt
		 2,316	   373	   756	   677	    455

Shareholders  equity (deficiency)
		  (165)	  (109)	  (617)	(1,113)	 (2,273)


(1) A change in control transaction occurred December 31, 1994 and was recorded in conformity with Accounting Principles Board Opinion No. 16. Accordingly, assets and liabilities as of January 1, 1995, and the results of operations for the six months ended June 30,1995, reflect the push-down of the new controlling shareholder s basis, minority interest at its historical basis, and the consideration received from BT Capital Corporation. See accompanying footnotes to the audited financial statements for a description of the transaction.

The company has not paid dividends in any of the periods presented.

ITEM 7. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Fiscal 1998 Compared To Fiscal 1997

Revenues for the twelve month period ended June 30, 1998 of
$2,378,000 decreased approximately 68% when compared with revenues of $7,358,000 in the prior year. This revenue decrease in due to the shut down of Company operations and closing of the business on January 18, 1998.

The gross profit margin of 1.3% for the twelve months ended June 30, 1998 is a significant decrease from the gross margin of 20.5% reported for twelve months ended June 30, 1997. Current year margins in the past twelve months reflect decrease and shutdown of operations at the end of calendar year 1997. Selling, general and administrative expenses for the 1998 fiscal year were almost half those of fiscal year 1997 due to the slowdown of operations of the Company approaching the close of operations as of January 1, 1998.

The resulting loss for the twelve month period ended June 30, 1998 was $1,160,542 versus a reported loss for the year ended June 30, 1997 of $530,000.

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

Fixed overhead per unit sold remains high at the Company s low level of production. The Company anticipates an increase in its gross profit contribution rate given recent price increases and assuming the Company is able to achieve increased production volume. Additionally, gross profit would be further benefited if cheese prices return to historical price levels.

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

Inflation.

The moderate rate of inflation over the past few years has had an insignificant impact on the Company s sales and results of operations during the period.

Liquidity and Capital Resources.

Net cash used by operating activities was $197,553 for the twelve month period ended June 30, 1998. This cash results largely from
(i) accounts receivable of $254,000, (ii) inventories of $423,000, and (iii) accounts payable of $901,226.

Capital Expenditures.

	There were no material capital expenditures during the 1998 fiscal year.

Net Operating Loss Carryforwards.

For the fiscal year ended June 30, 1998, the Company had net operating loss carryforwards for federal and state purposes of approximately $1,263,675 and $1,262,857, respectively. These carryforwards begin to expire in 2011 and 2001, respectively.

Year 2000 Issue.

	The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issuue may be experienced before, n, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company s ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

	The Company was in the process of developing an ongoing program of communication with suppliers and vendors to determine the extent to which those companies are addressing Year 2000 compliance issues.

Forward Looking Statements.

The foregoing Management s Discussion and Analysis contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company s business strategies, continued growth in the Company s markets, projections, and anticipated trends in the Company s business and the industry in
which it operates.  The words  believe,   expect,   anticipate,
 intends,   forecast,   project,  and similar expressions identify
forward-looking statements. These forward-looking statements are based largely on the Company s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company s control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company s products, competitive pricing pressures, changes in the market price of ingredients used in the Company s products and the level of expenses incurred in the Company s operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate.
The Company disclaims any intent or obligation to update forward looking statements .

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information with respect to this Item is set forth in Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 15, 1998, the Company engaged the services of Henry Schiffer C.P.A., a P.C., of Beverly Hills, California to provide an audit of its financial statements for the fiscal years ended June 30, 1998 and 1997. Mr. Schiffer is not associated with the June 30, 1995 audited financial statements nor any other financial statements prior to the June 30, 1996 financial statements. The former accountants, Coopers & Lybrand of Newport Beach, California, declined to stand for re-election for the 1997 engagement. The decision to change accountants was approved by the Company s Board of Directors with the selection of the successor accountant. The Company and its current accountant had no disagreements during the fiscal year ended June 30, 1998 or any prior periods.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company and their ages as of September 1, 1998 are as follows:

	Name				Age		Position

Michael W. Hogarty		55		President, Chief
							Executive Officer
							and Director

Daniel E. Ferrari			49		Vice President of Sales

Patrick A. Cusack			50		Vice President of
							Operations

David R. Newstadt (1)		68		Director


(1)  Member of the audit and compensation committees.

Each member of the Board of Directors of the Company is elected for a one-year term and until his successor is elected and qualified.

Michael W. Hogarty.

Mr. Hogarty has been President and Chief Executive Officer and a director of the Company since March 1988. From December 1984 to December 1987, Mr. Hogarty was the President and Chief Executive Officer of Edy s Grand Ice Cream, Dreyer s Grand Ice Cream s midwest and eastern subsidiary, a manufacturer and marketer of ice cream and related products. From July 1978 to December 1984, Mr. Hogarty was President and Chief Executive Officer of S.B. Thomas, Inc., the specialty baking subsidiary of CPC International, a food processing corporation and Executive Vice President of S.B. Thomas, Inc., from 1974 to 1978. Mr. Hogarty previously served as a Vice President of Johnson and Johnson.

Daniel E. Ferrari.

Mr. Ferrari joined the Company in January 1995 as Vice President of Sales. From January 1994 to December 1994, Mr. Ferrari served as District Manager for Kraft USA products in the Southern California market area. From 1989 through 1993 while at Kraft USA he held the positions of Director of Sales for Kraft s Western Dairy Group and was District Manager at Kraft s Knudsen Division of Los Angeles. From 1984 to 1988, Mr. Ferrari was Western Regional Sales Manager for No Nonsense Fashions and from 1976 to 1984 he held various sales positions with Proctor & Gamble.

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

Subject to modification by the Board of Directors, Mr. Newstadt receives an annual retainer of $2,500. In addition, this director has been granted an option to purchase up to 800,000 shares of the Company s Common Stock at the fair market value of the Common Stock on the date of individual grants. Options granted to these directors become exercisable ratably over the period during the continuing service as a director and expire seven years from the date of grant. All directors are reimbursed for expenses incurred on behalf of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company during its fiscal year ended June 30, 1998 to (i) the four most highly compensated current executive officers of the Company and (ii) all executive officers of the Company as a group:

Name of Individual
or Number of		Capacities in		Cash
Persons in Group		Which Served		Compensation (1) (2)

Michael W. Hogarty	President and Chief
				Executive Officer			$150,000

Daniel E. Ferrari		Vice President of Sales		$ 95,000

Patrick A. Cusack		Vice President
				of Operations			$ 70,000

All executive officers
as a group (3 persons)	All capacities			$315,000

(1) The Company provided executive officers with certain personal benefits which do not exceed in value 10% of the officer s cash compensation or, as to all executive officers as a group, 10% of the aggregate cash compensation for the group.

(2) The Company was paying the executive officers compensation at this annual rate until the Company ceased operations on January 1, 1998. Therefore, the actual compensation paid was approximately 50% of the amounts shown.

Employment Agreements.

Mr. Hogarty had an employment agreement with the Company that provides for a minimum base salary of $150,000 per year. The employment agreement continued until the Company ceased operations on January 1, 1998.

Bonus Plan.

The Board of Directors had approved a bonus plan that provided for management bonuses. The bonus pool was allocated to key members of the management in accordance with a plan approved by the Board of Directors. The Company made no payments of bonuses.

Stock Option Plan.

The Company has adopted the 1988 Stock Option Plan for Key Employees (the Plan ). All employees of the Company are eligible to receive options under the Plan. The maximum aggregate amount of stock to be issued upon exercise of all options granted under the Plan may not exceed 1,800,000 shares, subject to adjustment upon the occurrence of certain events such as a stock split, stock dividend, reorganization, merger or similar corporate change. Unless earlier terminated by the Board of Directors, the Plan will terminate in November 1998.

The Plan provides for administration by the Board of Directors or if the Board of Directors authorizes, by a committee appointed by the Board (the Committee ). The Board of Directors has a Compensation Committee of disinterested directors who, among their duties, will make recommendations to the Board of Directors regarding grants of options under the Plan. The Board of Directors has the authority, subject to the express provisions of the Plan, to determine the persons to be granted options, to determine whether options granted under the Plan are intended to be non-statutory stock options or incentive stock options, to determine the terms and provisions of options, including the times at which such options shall be granted, the number of shares subject to each option, the option price and the duration of each option, to interpret and construe the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to make all other determinations necessary or advisable for the administration of the Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company s Common Stock as of September 1, 1998 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all officers and directors of the Company as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

					Shares of
Name of				Common Stock		Percent
Beneficial Owner (1)(2)		Beneficially		Beneficially
					Owned				Owned

Michael W. Hogarty (3)		108,252,272			68.49%
BT Capital Corporation (4)	 18,000,000			11.38
Daniel E. Ferrari (5)		  3,078,471			 1.95
Patrick A. Cusack (6)		  3,078,471			 1.95
Shares of
All directors and
executive officers as
a group (3 persons) (7)		132,409,214			83.77

(1) Unless otherwise indicated in these footnotes, the address of each person listed is c/o International Food & Beverage, Inc., 30152 Aventura, Rancho Santa Margarita, California 92688.
(1) Does not give effect to the potential issuance of shares upon the exercise of (i) 316,666 shares granted to other members of management under the Company s Stock Option Plan (exercise prices between $.00177 and $.40 per share) and (ii) other options and warrants to acquire up to 122,000 shares (exercise price $.35 per share).
(1) Included in Mr. Hogarty s beneficially owned shares are 18,000,000 shares of Common Stock which BT Capital Corporation has the right to purchase under an option agreement received in connection with the change in control transaction in December 1994 (exercise price of $.00177) expiring December 1999.
(1) The address of BT Capital Corporation is 280 Park Avenue, 32 West, New York, New York 10017. Represents shares owned by Mr. Hogarty over which BT Capital Corporation has an option. The exercise price is $.00177 and the option expires in December 1999.
(1) Includes 4,309,860 shares which under a Stock Purchase Agreement with Mr. Hogarty are subject to certain purchase rights by him which expire in December 1998.
(1) Includes 4,309,860 shares which under a Stock Purchase Agreement with Mr. Hogarty are subject to certain purchase rights by him which expire in December 1998.
(1) Includes currently vested options held by directors and officers of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On various dates during the first six months of fiscal 1995 BT Capital Corporation ( BTCC ) loaned a total of $700,000 to the Company pursuant to notes and a Security Agreement collateralized by the Company s accounts receivable and inventories. The proceeds were used primarily for working capital.

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

On various dates from June 1995 through January 1996 Mr. Hogarty loaned a total of $455,000 to the Company pursuant to notes and a Security Agreement collateralized by the Company s accounts receivable and inventories, subordinated in March 1996 to the Revolving Credit Agreement Lender. See accompanying footnotes to the audited financial statements for a description of the Agreement. The proceeds were used primarily for working capital.

In February 1996, the Company entered into a Manufacturing Services and Marketing Agreement as amended, (the Agreement ) with Sunset Specialty Foods, Inc. ( Sunset ) and James R. Tolliver, the sole owner of Sunset. The Agreement provides the terms by which the Company will contract manufacture product for Sunset, who heretofore has purchased product for sale to both domestic retail chains and export customers. Pursuant to the Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the two quarters ending December 31, 1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company issued or was obligated to issue 2,555,782 shares.

With respect to each of the major transactions described above, the transactions were approved by a majority of the disinterested directors of the Company.

PART IV.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K.

	(a)	Index to Financial Statements and Schedules 	Page

Report of Independent Accountant . . . . . . . . . . . . 	F-1

        	Balance Sheets of the Company as
        	of June 30, 1998 and June 30, 1997 . . . . . 	F-2

        	Statements of Operations for the
		year ended June 30, 1998, the year
		ended June 30, 1997, and the year
		ended June 30, 1996 . . . . . . . . . . . . .	F-3

Statement of Shareholders  Equity (Deficiency)
	for the year ended June 30, 1998, the
	year ended June 30, 1997, and the year
	ended June 30, 1996 . . . . . . . . . . . . . . . .	F-4

Statements of Cash Flows for the year ended
	June 30, 1998, the year ended
	June 30, 1997, and the year ended
	June 30, 1996 . . . . . . . . . . . . . . . . . . .	F-5

	Notes to Financial Statements. . . . . . . . . . .	F-6

(b)	Reports on Form 8-K.  There are no reports
	on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c) Exhibits included or incorporated by reference herein See
Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						INTERNET BUSINESS S
						INTERNATIONAL, INC.
						(formerly known as International
						Food & Beverage, Inc.)


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

May 10, 1999

/s/ Arnold Sock
Arnold Sock


President and Director

May 10, 1999

/s/ Louis Cherry
Louis Cherry


Chairman of the Board and
Treasurer (Principal Financial and
Accounting Officer)

May 10, 1999
/s/ Greg Stack
Greg Stack


Director

May 10, 1999


REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors and Stockholders of International Food & Beverage, Inc.

I have audited the accompanying balance sheets of International Food & Beverage, Inc. at June 30, 1998 and 1997, and the related statements of income, stockholders deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. The Company ceased operations on January 18, 1998 and will not resume until management has successfully raised the funds needed to acquire the necessary working capital.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food & Beverage, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Henry Schiffer C.P.A., a P.C.
Beverly Hills, California
May 5, 1999




INTERNATIONAL FOOD & BEVERAGE, INC.
BALANCE SHEETS

						June 30, 1997	June 30, 1998

ASSETS

CURRENT ASSETS:
	Cash and cash equivalents		$   28,000	$   1,102
	Accounts receivable, net
	of allowance for doubtful
	accounts of $40,000 at 6-30-97	   254,000	        0
	Inventories					   423,000	        0
	Prepaid expenses				     6,000	        0

	Total current asset			   711,000	    1,102

FIXED ASSETS:					   800,000		  0

	 Total Assets				$1,511,000	$   1,102
LIABILITIES AND SHAREHOLDERS  EQUITY (DEFICT)

CURRENT LIABILITIES:
	Notes payable and current
	maturities of long-term debt		$  408,000	$       0
	Accounts payable				  918,000	1,819,644
	Accrued wages and benefits		  207,000		  0
	Accrued commissions
	  and marketing				  261,000		  0
	Other accrued expenses			  153,000		  0

	Total current liabilities		 1,947,000	1,819,644

LONG TERM DEBT:					   677,000	  455,000

SHAREHOLDERS  EQUITY (DEFICT):
	Preferred Stock, par value
	  $0.01 per share; 1,000,000
	  shares authorized Common
	  Stock, par value $0.01 per
	  share; 199,000,000 shares
	  authorized, 158,060,194, and
	  154,763,438 shares issued and
	  outstanding at June 30, 1998
	  and 1997, respectively		   428,000	   428,000
	Additional paid-in capital		     1,000	     1,000
	Retained earnings (deficit)		(1,542,000)	(2,702,542)

	Total Shareholders  Equity
	  (Deficit)					(1,113,000)	(2,273,542)

	Total Liabilities &
	  Shareholders  Equity
	  (Deficit)					$1,511,000	 $   1,102

See Accompanying Notes to Financial Statement

INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF OPERATIONS


			Year Ended		Year Ended		Year Ended
			June 30, 1996	June 30, 1997	June 30, 1998

REVENUES
			$6,572,000		$7,358,000		$ 2,378,000

COST OF SALES
			 5,374,000		 5,847,000		  2,247,839

GROSS PROFIT
			 1,198,000		 1,511,000		     30,161

OPERATING EXPENSES:
  Selling and distribution
			 1,135,000		 1,512,000		   524,998

General and administration
			  524,000		  407,000		   297,002
	Interest expense
			   54,000		  122,000		    69,000

	Total operating expenses
			 1,713,000		2,041,000		   891,000

GAIN (LOSS) ON DISPOSITION
(299,703)

NET INCOME (LOSS)
			$ (515,000)		$ (530,000)		$(1,160,542)


NET INCOME (LOSS) PER COMMON SHARE
			   $(nil)		   $(nil)		   $(nil)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
			154,144,914		154,763,438		158,060,194

See Accompanying Notes to Financial Statement



INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF SHAREHOLDERS  EQUITY (DEFICIT)

		Year Ended		Year Ended		Year Ended
		June 30, 1996	June 30, 1997	June 30, 1998

Common Stock:
  Balance, beginning of year
		$    387,000	$    394,000	$     428,000
  Common Stock issued and contributions
		       7,000	      34,000			0

  Balance, end of year
		     394,000	     428,000	      428,000

Additional Paid In Capital Balance, beginning of year
			 1,000		 1,000		  1,000
  Common Stock issued and capital contributions
			     0		     0			0

  Balance, end of year
			 1,000		 1,000		  1,000

Retained Earnings (Deficit) Balance, beginning of year
		    (497,000)	  (1,012,000)	   (1,542,000)

  Net income (loss)
		   (515,000)	       (530,000)	   (1,160,542)

  Balance, end of year

		(1,012,000)		     (1,542,000)	   (2,702,542)

Total stockholders  equity (deficit)
		$ (617,000)		    $(1,113,000)	  $(2,273,542)

See Accompanying Notes to Financial Statements


INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF CASH FLOWS

			Year Ended		Year Ended		Year Ended
			June 30, 1996	June 30, 1997	June 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)
			$(515,000)		$(530,000)		$(1,160,542)

	Adjustments to reconcile net income (loss)
	to net cash provided by (used in) operating activities:
	Depreciation and amortization
			  165,000		  166,000			   0

	Issuance of Common Stock under
	  distribution agreement
			   7,000		   34,000			   0
	Deferred interest on debt
			   2,000
	Changes in assets and liabilities:
	  Accounts receivable
			 (319,000)		  251,000		   254,000

	Inventories
			 (139,000)		  220,000		    423,000

	Prepaid expenses
			   33,000		    1,000		     6,000

	Accounts payable
			  338,000		   8,000		   901,226

	Accrued wages and benefits
			  (40,000)		(166,000)		  (207,000)

	Accrued commissions and marketing
			 (265,000)		  80,000		  (261,000)

	Other accrued expenses
			    8,000		  35,000		  (153,000)

	Net cash provided by (used in) operating activities
			 (727,000)		 169,000		  (197,316)
CASH FLOWS FROM INVESTING ACTIVITIES:
	  Additions to, and reduction of, fixed assets
			  (17,000)		 (61,000)		   800,000

	Net cash provided by (used in) investing activities
			  (17,000)		 (61,000)		   800,000

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuance of notes payable
			   684,000			 0		  (629,582)

	Principal payments on notes payable
			  (112,000)		 (100,000)			  0

	Net cash provided by (used in) financing activities
			  572,000		 (100,000)		 (629,582)

NET INCREASE (DECREASE) IN CASH
			 (172,000)		    8,000		  (26,898)

CASH AND CASH EQUIVALENTS, beginning of period
			  192,000		   20,000		    28,000

CASH AND CASH EQUIVALENTS, end of period
			$  20,000		$ 28,000		$    1,102

See Accompanying Notes to Financial Statement

INTERNATIONAL FOOD AND BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

Note 1.  Description of the Business

International Food & Beverage, Inc. (the Company ), was in the business of the manufacturing and marketing of fully prepared pizzas, pizza components and specialty baked products to customers within the food service industry including retail supermarket service delicatessens, restaurants, hotels, sports and theme parks, and catering locations. These operations ceased as of December 31, 1997.

Note 2.  Change in Control

On December 31, 1994, BT Capital Corporation ( BTCC ), MH Investments, Inc., a California corporation wholly owned by Michael
W. Hogarty, the Chief Executive Officer and President of the Company, and Michael W. Hogarty entered into agreements which provided for the sale of 91.8% by BTCC of the outstanding shares of Common Stock of the company to MH Investments, Inc. for $250,000. Concurrent with the foregoing transaction the Company entered into a Tax Allocation Agreement with BTCC. The parties elected under
Section 338(h)(10) of the Internal Revenue Code to treat the transaction as an asset acquisition for tax purposes. Under the terms of the tax Allocation Agreement, BTCC agreed to pay to the company $3,475,000 as full consideration for the potential tax benefits which have or may in the future inure to the benefit of BTCC and its affiliates with such amount paid by (i) elimination of $2,675,000 of debt and interest owed to BTCC by the Company, and
(ii)payment of $800,000 in cash and short term notes receivable. As a result of the Section 338(h)(10) election, BTCC and its affiliates will be entitled to use, subject to applicable limitations and restrictions, any net operating losses of the company existing as of December 31, 1994.

In connection with the foregoing transaction, MH Investments, Inc. has given BTCC a five year option to purchase up to 18,000,000 shares of Common Stock of the Company from MH Investments, Inc. at the same price per share paid by MH Investments, Inc.

For financial reporting purposes this transaction was recorded in conformity with Accounting Principles Board Opinion No. 16. Accordingly, the assets and liabilities as of January 1, 1995, and the results of operations for the six months ended June 30, 1995, reflect the push-down of the new controlling shareholder s basis, minority interest at its historical basis, and the consideration received from BTCC.

Note 3.  Summary of Significant Accounting Policies

Fiscal Year

The Company s fiscal year is the 52-53 week period ending on the Saturday closest to June 30. The fiscal year end and period end dates for the periods being reported on herein are June 28, 1997 and June 27, 1998. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 for the applicable period presented.

Accounts Receivable and Revenues

Substantially all of the Company s sales are made to full-line food service distributors, national food service chains major regional supermarket chains or a related party who sells to such organizations. Concentrations of credit risk exist because of the concentration of the Company s customers within these industries and its dependence on a limited number of customers for a large portion of annual revenues. Such risk, however, is mitigated by the longevity of the Company s customer relationships and is considered a normal part of the food service, institutional and retail grocery industries.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 1998 all inventories had been liquidated.

Fixed Assets

Substantially all of the Company s fixed assets were acquired within the past six years. The historical acquisition cost of these assets was approximately $4,000,000, however, as a result of the application of push-down accounting in connection with the change of control these assets are reported currently on the Company s financial statements with a cost before accumulated depreciation and amortization of $1,154,000. Asset additions subsequent to December 31, 1994 are stated at cost. Depreciation is provided using the straight-line methods over the shorter of the estimated useful life of an asset or the remaining lease term for leasehold improvements (three to seven years). All assets of the company were sold at auction on March 13, 1998 and the proceeds used to reduce liability to secured creditors.

Significant improvements are capitalized. All maintenance and repair costs are charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations. During the week of the auction on March 13, 1998 the improvements were either auctioned or reverted to the landlord.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards
( SFAS ) No. 109, Accounting for Income Taxes . Under this method, deferred income taxed are recognized for the tax consequences in future years of difference between the tax bases of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Note 4.  Commitments

Leases

The company has an operating lease for its manufacturing and corporate office facility. The lease ceased on the eviction of the company from the facilities on January 1, 1998.

Note 5.  Stock Issuance

In February 1996, the Company entered into a Manufacturing Service and Marketing Agreement as amended, (the Agreement ) with Sunset Specialty foods, Inc. ( Sunset ) and James R. Tolliver, the sole owner of Sunset. The Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the two quarters ending December 31,1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company has issued 729,869 shares of Common Stock and is accounted for as a non-cash transaction on the Statement of Cash Flows. In August 1996 the Company issued an additional 1,825,913 shares of Common Stock in satisfaction of the commissions earned as of June 29, 1996. Since that date there have been no further stock issuances, and the agreement has been terminated.


EXHIBIT INDEX

Exhibit No.					Description

3.01		Certificate of Incorporation, as amended
		(incorporated by reference to
		Exhibit 3.01 of the Registrant s Annual
		Report on Form 10-K for the
		fiscal year ended June 26, 1993).

3.02		Bylaws (incorporated by reference to Exhibit 3.02
		to the Company s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1991, the Registration Statement ).

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
		Standard Form Industrial Lease, dated August 31, 1989, between Tijeras Partnership, as landlord, and the Company (incorporated by reference to Exhibit
		10.8 of the Registrant s Annual Report on Form 10-K for the fiscal year ended June 26, 1993).

10.5		Promissory Note of the Company dated June 29, 1995,
		in the principal amount of $100,000 in favor of Michael W. Hogarty. Promissory Notes of the Company in substantially the same form as in Exhibit 10.5 herein were issued at various times between October 16, 1995 and January 31,
		1996 in the total principal amount of $355,000 in favor of Michael W. Hogarty (incorporated by reference to Exhibit 10.6 of the Registrant s Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.6		Loan and Security Agreement, dated June 29, 1995
		between the Company and Michael W. Hogarty (incorporated by reference to Exhibit 10.7 of the Registrant s Annual Report on Form 10-K for the fiscal year ended
		June 30, 1995).

10.7		Loan and Security Agreement, dated March 15, 1996
		between Fremont Business Credit and the Company and related documents and agreements executed in connection therewith (incorporated by reference to Exhibit 10.7 of the Registrant s Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

10.8		Building lease Estoppel Certificate dated December
		11, 1995 to Ms. Nancee Ehlers Boldman and Ms. Sally Ehlers Stillion as Purchasers of the real property subject to the building lease included in this
		Exhibit Index as Exhibit 10.2 and Exhibit 10.4 (incorporated by reference to Exhibit 10.8 of the Registrant s Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

22.1		Subsidiaries (incorporated by reference to Exhibit
		22.1 to the Registration Statement).

27		Financial Data Schedule.