Form 10-Q
period 1997-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-21
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-43621

INTERNATIONAL FOOD & BEVERAGE, INC. (1)
(Exact name of registrant as specified in its charter)

	Delaware 						33-0307734
(State or jurisdiction of  incorporation	I.R.S. Employer
or organization) 					Identification No.)

30152 Aventura, Rancho Santa Margarita, California (2)	92688 (2)
 (Address of principal executive offices)	 		(Zip Code)

Registrants telephone number:  (714) 858-8800 (2)

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. Not Applicable.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 10, 1999: Common Stock, par value $0.001 per share -- $27,085,595. As of May 10, 1999, the registrant had 177,302,997 shares of common stock issued and outstanding.

(1)As of February 17, 1999, the name was change to: Internet
Businesss International, Inc.

(2) As of March 1, 1999, the address and telephone number was changed to: 3900 Birch Street, Suite 111, Newport Beach,
California 92660; (949) 833-0261

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION					 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF DECEMBER 31, 1997
	AND JUNE 30, 1997	3

	STATEMENTS OF OPERATIONS FOR THE THREE
	AND SIX MONTHS ENDED DECEMBER 31, 1997
	AND DECEMBER 31, 1996	4

	STATEMENTS OF CASH FLOWS FOR THE SIX
	MONTHS ENDED DECEMBER 31, 1997 AND
	DECEMBER 31, 1996 	5

	NOTES TO FINANCIAL STATEMENTS	6

	ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II

	ITEM 1.  LEGAL PROCEEDINGS	11

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	11

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	11

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	11

	ITEM 5.  OTHER INFORMATION	11

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	12

SIGNATURE	12









PART I.

ITEM 1.  FINANCAL STATEMENTS.

INTERNATIONAL FOOD & BEVERAGE, INC.
BALANCE SHEETS (Unaudited)


		June 30, 1997	December 31, 1997

ASSETS
	CURRENT ASSETS:
	Cash and cash equivalents	$  28,000	$         1,041
	Accounts receivable,
	net of allowance for doubtful
	accounts of $40,000 at
	6-30-97	254,000	120,000
	Inventories	423,000	279,839
	Prepaid expenses	6,000	8,417

	Total current assets	711,000	410,297

FIXED ASSETS:	800,000	725,000

	Total Assets	$ 1,511,000	$1,134,297

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICT)

CURRENT LIABILITIES:
	Notes payable and
	  current maturities
	  of long-term debt	$   408,000	$  466,398
	Accounts payable	918,000	1,023,001
	Accrued wages and
	  Benefits	207,000	178,727
	Accrued commissions
	  and marketing	261,000	216,208
	Other accrued expenses	153,000	115,161

	Total current liabilities	1,947,000	1,999,495

LONG TERM DEBT:	677,000	643,802

SHAREHOLDERS EQUITY (DEFICIT):
	Preferred Stock	0	0
	Common Stock	428,0001	428,000
	Additional paid-in capital	1,000	1,000
	Retained earnings (deficit)	(1,542,000)	(1,542,000)
	Current earnings (deficit)		(396,000)

	Total Shareholders
	  Equity	(1,113,000)	(1,509,000)

Total Liabilities &
  Shareholders Equity	$1,511,000	$1,134,297

See Accompanying Notes to Financial Statements

INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

		                    Three Months Ended     Six Months Ended
		December 31	December 31	 December 31	December 31
		1996	1997	1996	1997

REVENUES	$2,079,000	$374,566	$4,072,000	$2,304,000

COST OF SALES
		1,618,000	281,863	3,221,000	1,975,000

GROSS PROFIT
		461,000	92,703	851,000	329,000

OPERATING EXPENSES:
	Selling and distribution
		379,000	65,381	713,000	417,998
	General and administration
		151,000	29,289	292,000	257,002
	Interest expense, net
		29,000	9,103	60,000	50,000

	Total Operating Expenses
		559,000	103,773	1,065,000	725,000

NET INCOME (LOSS)
		$   (98,000)	$(11,070)	$ (214,000)	$ (396,000)


NET INCOME (LOSS) PER
COMMON SHARE
		$(nil)	$(nil)	$(nil)	$(nil)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
		156,591,878	154,763,438	156,129,120	154,763,438


See Accompanying Notes to Financial Statements


INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

			Six Months Ended
		December 31, 1996		December 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income (Loss)	$(214,000)	$(396,000)
	Adjustments to reconcile
	net income (loss)
	to net cash provided
	by (used in) operating
	activities:
	Depreciation and
	Amortization	80,000	75,000
	Issuance of Common
	Stock under distribution
	Agreement	18,000
	Changes in assets and
	liabilities:
	Accounts receivable	(66,000)	134,000
	Inventories	111,000	143,161
	Prepaid expenses	2,000	(2,417)
	Accounts payable	43,000	105,001
	Accrued wages
	and benefits	6,000	(28,273)
	Accrued commissions
	and marketing	55,000	(44,792)
	Other accrued expenses	(8,000)	(37,839)

	Net cash provided by (used in)
	operating activities	27,000	(52,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to, and
	reduction of, fixed assets	(12,000)	0
	Net cash provided by
	(used in) activities	(12,000)	0

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuance
	of notes payable	39,000	0
	Principal payments on
	notes payable	(52,000)	25,200

	Net cash provided by (used in)
	financing activities	(13,000)	25,200

	NET INCREASE (DECREASE)
	IN CASH	2,000	 (26,959)
	CASH AND CASH EQUIVALENTS,
	beginning of period	20,000	28,000

	CASH AND CASH EQUIVALENTS,
	end of period	$    22,000	$     1,041

See Accccompanying Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Note 1.  Description of the Business

International Food & Beverage, Inc. (the Company) was in the business, of the manufacturing and marketing of fully prepared pizzas, pizza components and specialty baked products to customers within the food service industry including retail supermarket service delicatessens, restaurants, hotels, sports and theme parks, and catering locations. These operations ceased as of December 31, 1997.

Note 2.  Change in Control

On December 31, 1994, BT Capital Corporation (BTCC), MH Investments, Inc., a California corporation wholly owned by Michael W. Hogarty, the Chief Executive Officer and President of the Company, and Michael W. Hogarty entered into agreements which provided for the sale of 9l.8% by BTCC of the outstanding shares of Common Stock of the company to MH Investments, Inc. for $250,000. Concurrent with the foregoing transaction the Company entered into a Tax Allocation Agreement with BTCC. The parties elected under Section 338(h)(10) of the Internal Revenue Code to treat the transaction as an asset acquisition for tax purposes. Under the terms of the tax Allocation Agreement, BTCC agreed to pay to the company $3,475,000 as full consideration for the potential tax benefits which have or may in the future inure to the benefit of BTCC and its affiliates with such amount paid by
(i) elimination of $2,675,000 of debt and interest owed to BTCC by the Company, and (ii) payment of $800,000 in cash and short term notes receivable. As a result of the Section 338(h)(10) election, BTCC and its affiliates will be entitled to use, subject to applicable limitations and restrictions, any net operating losses of the company existing as of December 31, 1994.

In connection with the foregoing transaction, MH Investments, Inc. gave BTCC a five-year option to purchase up to 18,000,000 shares of Common Stock of the Company from MH Investments, Inc. at the same price per share paid by MH Investments, Inc.

For financial reporting purposes this transaction was recorded in conformity with Accounting Principles Board Opinion No. 16.
Accordingly, the assets and liabilities as of January 1, 1995, and the results of operations for the six months ended June 30, 1995, reflected the pushdown of the new controlling shareholders basis, minority interest at its historical basis, and the consideration received from BTCC.

Note 3.  Summary of Significant Accounting Policies

Fiscal Year

The Companys fiscal year was the 52-53 week period ending on the Saturday closest to June 30. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 and December 31 for the applicable periods presented.

Accounts Receivable and Revenues

Substantially all of the Companys sales were made to full-line food service distributors, national food service chains major regional supermarket chains or a related party who sells to such organizations. Concentrations of credit risk exist because of the concentration of the Companys customers within these industries and its dependence on a limited number of customers for a large portion of annual revenues. Such risk, however, was mitigated by the longevity of the Companys customer relationships and was considered a normal part of the food service, institutional and retail grocery industries.

Inventories

Inventories consisted of finished goods and raw materials and were stated at the lower of cost (first-in, first-out method) or market; as of the date of these financials there was no inventory.

Fixed Assets

Substantially all of the Companys fixed assets were acquired within the past six years. The historical acquisition cost of these assets was approximately $4,000,000, however, as a result of the application of push-down accounting in connection with the change of control these assets are reported currently on the Companys financial statements with a cost before accumulated depreciation and amortization of $1,154,000. Asset additions subsequent to December 31, 1994 are stated at cost. Depreciation is provided using the straight-line methods over the shorter of the estimated useful life of an asset or the remaining lease term for leasehold improvements (three to seven years).

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

Fair Value of Financial Instruments

The carrying value of the Companys cash and cash equivalents, accounts receivable, accounts payable, accrues expenses and notes payable approximates fair value.

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

Note 4.  Commitments

Leases

The company has an operating lease for its manufacturing and corporate office facility. The lease ceased as of December 31, 1997 due to lack of payment and continued occupancy would be based upon a renegoiation of the lease.



Note 5.  Stock Issuance

Stock Issuance

In February 1996, the Company entered into a Manufacturing
Service and Marketing Agreement as amended, (the Agreement) with Sunset Specialty foods, Inc. (Sunset) and James R. Tolliver, the sole owner of Sunset. The Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the two quarters ending December 31,1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company has issued 729,869 shares of Common Stock and is accounted for as a noncash transaction on the Statement of Cash Flows. In August 1996 the Company issued an additional 1,825,913 shares of Common Stock in satisfaction of commissions earned as of June 29, 1996.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FIINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the six month period ended December 31, 1997 of $2,304,000 decreased approximately 56% when compared with revenues of $4,072,000 in the prior year comparable period. For the six months ended December 31, 1997, each segment of the Companys business decreased. The Company was marketing its pizzas and crusts nationally to retail supermarket customers (service delicatessen and frozen food sections) and major foodservice accounts. However, the Company shut down its operations on December 31, 1997.

The gross profit margin for the six months ended December
31, 1997 decreased to approximately 14.3% versus the prior year comparable period gross margin of approximately 20.9%. The current year margin decrease resulted from continuing decrease in sales during the quarter, while overhead remained high, which ultimately resulted in a shut douwn of Company operations.

Selling, general and administrative expenses for the six months ended December 31, 1997 were approximately 29.3% of sales versus the prior year comparable period at approximately 24.7%. Selling and administrative overhead increased slightly through each of the comparable periods due in part to increases in commissions and marketing as a percent of revenues. These increases in commissions and marketing expenses result from the continuing shift to higher margin programs replacing contract manufacturing revenues that are priced without commission or marketing.

As a result of lower borrowings in the current fiscal year, interest expense for the six months ended December 31, 1997 decreased to $50,000 from $60,000 for the comparable prior year period. The resulting loss for the six months ended December 31, 1997 was $396,000 versus reported comparable prior year period loss of $214,000.

Inflation.

The moderate rate of inflation over the past few years has had an insignificant impact on the Companys sales and results of operations during the period.

Liqiudity and Capital Resources.

Net cash used in operating activities was $52,159 for the six month period ended December 31, 1997 versus cash provided by operating activities of $27,000 in the comparable prior year period.

Capital Expenditures.

The Company, anticipating a shut down of operations on December 31, 1997, did not make any significant capital expenditures during the quarter ended on December 31, 1997.

Net Operating Loss Carryforwards.

For the quarter ended December 31, 1997, the Company,had net operating loss carryforwards for federal and state purposes of approximately $12,637 and $12,629, respectively. These carryforwards begin to expire in 2011 and 2001, respectively.

Year 2000 Issue.

	The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Companys ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

	The Company was in the process of developing an ongoing program of communication with suppliers and vendors to determine the extent to which those companies are addressing Year 2000 compliance issues. However, these plans were stopped when the Company shut down its operations.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as comptemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Companys business strategies, continued growth in the Companys markets, projections, and anticipated trends in the Companys business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Companys expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Companys control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Companys products, competitive pricing pressures, changes in the market price of ingredients used in the Companys products and the level of expenses incurred in the Companys operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Companys stockholders during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

	None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a) Reports on Form 8-K. A report on Form 8-K has been filed during the second quarter of the fiscal year covered by this Form
10-Q report. This report, dated December 31, 1997, covered the following items:

On December 31, 1997, pursuant to a resolution of the Board of Directors of the Registrant, the Registrant ceased all business operations and discharged all employees.

On December 31, 1997, Norman H. Haberman, Eber E.
Jaques, and James R. Tolliver resigned from their capacity as Directors of Registrant. In their oral resignation, these persons cited no disagreement with the Registrant on any matter relating to the Registrants operations, policies or practices.

On December 31, 1997, Ann M. Gooch resigned from her capacity as Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer) of
Registrant. In her oral resignation, this person cited no disagreement with the Registrant on any matter relating to the Registrants operations, policies or practices.

    	(b)   Exhibits included or incorporated by reference herein:
See Exhibit Index


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET BUSINESSS
INTERNATIONAL, INC.
(formerly known as
International Food & Beverage,
Inc.)


Dated: May 10, 1999		By: /s/ Albert R. Reda
		Albert R. Reda
	Chief Executive Officer,
	Secretary







EXHIBIT INDEX

Exhibit No.					Description

3.01		Certificate of Incorporation, as amended (incorporated by
reference to Exhibit 3.01 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 26, 1993).

3.02		Bylaws (incorporated by reference to Exhibit 3.02 to the
Companys registration statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1991, the "Registration
Statement").

4.01		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement).

10.1 		Employment Agreement, dated March 15, 1988, as amended
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
Industrial Lease, dated August 31, 1989, between Tijeras Partnership, as landlord, and the Company (incorporated by reference to Exhibit 10.8 of the Registrants Annual Report on Form 10-K for the fiscal year ended
June 26, 1993).

10.5		Promissory Note of the Company dated June 29, 1995, in the
principal amount of $100,000 in favor of Michael W. Hogarty. Promissory Notes of the Company in substantially the same form as in Exhibit 10.5 herein were issued at various times between October 16, 1995 and January 31, 1996 in the total principal amount of $355,000 in favor of Michael W.Hogarty (incorporated by reference to Exhibit 10.6 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.6		Loan and Security Agreement, dated June 29, 1995 between the
Company and Michael W. Hogarty (incorporated by reference to Exhibit
10.7 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.7		Loan and Security Agreement, dated March 15, 1996 between
Fremont Business Credit and the Company and related documents and agreements executed in connection therewith (incorporated by reference to Exhibit 10.7 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

10.8		Building lease Estoppel Certificate dated December 11, 1995
to Ms. Nancee Ehlers Boldman and Ms. Sally Ehlers Stillion as Purchasers of the real property subject to the building lease included in this
Exhibit Index as Exhibit 10.2 and Exhibit 10.4 (incorporated by reference to Exhibit 10.8 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

22.1		Subsidiaries (incorporated by reference to Exhibit 22.1 to
the Registration Statement).

27		Financial Data Schedule.