Form 10-Q
period 1998-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-21
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 1998

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


TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION					 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF MARCH 31, 1998
	AND JUNE 30, 1997	3

	STATEMENTS OF OPERATIONS FOR THE THREE
	AND NINE MONTHS ENDED MARCH 31, 1998
	AND MARCH 31, 1997	4

	STATEMENTS OF CASH FLOWS FOR THE NINE
	MONTHS ENDED MARCH 31, 1998 AND
	MARCH 31, 1997 	5

	NOTES TO FINANCIAL STATEMENTS	6

	ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II

	ITEM 1.  LEGAL PROCEEDINGS	11

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	11

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	11

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	11

	ITEM 5.  OTHER INFORMATION	11

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	11

SIGNATURE	12









PART I.

ITEM 1.  FINANCAL STATEMENTS.

INTERNATIONAL FOOD & BEVERAGE, INC.
BALANCE SHEETS (Unaudited)

			June 30, 1997	March 31, 1998

ASSETS

	CURRENT ASSETS:
	Cash and cash equivalents	$    28,000	$    1,041
	Accounts receivable,
	net of allowance for
	doubtful accounts of
	$40,000 at 6-30-97	254,000	100,000
	Inventories	423,000	1,000
	Prepaid expenses	6,000	8,417

Total current assets	711,000	110,458

FIXED ASSETS:	800,000	0

	Total Assets	$ 1,511,000	$  110,458

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICT)

CURRENT LIABILITIES:

	Notes payable and current
	maturities of long-term debt	$   408,000	$  216,901
	Accounts payable	918,000	1,102,003
	Accrued wages and benefits	207,000	178,727
	Accrued commissions
	and marketing	261,000	216,208
	Other accrued expenses	153,000	115,161

	Total current liabilities	1,947,000	1,829,000

LONG TERM DEBT:	677,000	455,000

	SHAREHOLDERS EQUITY (DEFICIT):
	Preferred Stock	0	0
	Common Stock	428,000	428,000
	Additional paid-in capital	1,000	1,000
	Retained earnings (deficit)	(1,542,000)	(1,542,000)
	Current earnings (deficit)		(1,060,542)

	Total Shareholders Equity	(1,113,000)	(2,073,542)

	Total Liabilities &
	Shareholders Equity	$1,511,000	$  110,458

See Accompanying Notes to Financial Statements

INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                       Three Months Ended	   Nine Months Ended
	                      March 31    March 31    March 31    March 31
                       1997         1998         1997        1998

REVENUES	$1,893,000	$  72,000	$5,965,000	$2,376,000

COST OF SALES	1,449,000	371,839	4,670,000	2,346,839

GROSS PROFIT	444,000	(299,839)	1,295,000	29,161


OPERATING EXPENSES:
Selling and
Distribution	364,000	7,000	1,077,000	424,998
General and
Administration	146,000	39,000	438,000	296,002
Interest expense,
Net	36,000	19,000	96,000	69,000

Total Operating Expenses
		546,000	65,000	1,611,000	790,000

GAIN (LOSS) ON DISPOSITION
			(299, 703)		(299,703)

NET INCOME (LOSS)
		$(102,000)	$(664,542)	$(316,000)	$(1,060,542)


NET INCOME (LOSS) PER COMMON SHARE
		$(nil)	$(nil)	$(nil)	$(nil)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
		156,599,351	154,763,438	156,285,864	154,763,438


See Accompanying Notes to Financial Statements


INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

					Nine Months Ended
			March 31, 1997    March 31, 1998

	CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income (Loss)	$(316,000)	$(1,060,542)
	Adjustments to reconcile
	net income (loss)
	to net cash provided
	by (used in) operating
	activities:
	Depreciation and
	Amortization	122,000	0
	Issuance of Common
	Stock under
	distribution agreement	18,000
	Changes in assets and
	liabilities:
	Accounts receivable	65,000	154,000
	Inventories	63,000	422,000
	Prepaid expenses	2,000	(2,417)
	Accounts payable	230,000	183,913
	Accrued wages
	and benefits	(35,000)	(28,273)
	Accrued commissions and
	Marketing	1,000	(44,792)
	Other accrued expenses	24,000	 (37,839)

	Net cash provided by (used in)
	operating activities	174,000	(413,950)

	CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to, and
	reduction of, fixed assets	(61,000)	800,000

	Net cash provided by (used in)
	investing activities	(61,000)	800,000

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Principal payments on
	notes payable	(76,000)	(413,009)

	Net cash provided by (used in)
	financing activities	(76,000)	(413,009)

	NET INCREASE (DECREASE) IN CASH
		37,000	(26,959)

	CASH AND CASH EQUIVALENTS, beginning of period
		20,000	28,000

	CASH AND CASH EQUIVALENTS, end of period
		$    57,000	$        1,041

See Accccompanying Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998

Note 1.  Description of the Business

International Food & Beverage, Inc. (the Company), was in the business, of the manufacturing and marketing of fully prepared pizzas, pizza components and specialty baked products to customers within the food service industry including retail supermarket service delicatessens, restaurants, hotels, sports and theme parks, and catering locations. These operations ceased as of December 31, 1997.

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

For financial reporting purposes this transaction was recorded in conformity with Accounting Principles Board Opinion No. 16.
Accordingly, the assets and liabilities as of January 1, 1995, and the results of operations for the six months ended June 30, 1995, reflected the push-down of the new controlling shareholders basis, minority interest at its historical basis, and the consideration received from BTCC.

Note 3.  Summary of Significant Accounting Policies

Fiscal Year

The Companys fiscal year was the 52-53 week period ending on the Saturday closest to June 30. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 and March 31 for the applicable periods presented.

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

Inventories

Inventories consisted of finished goods and raw materials and were stated at the lower of cost (first-in, first-out method) or market,; as of the date of these financials there was no inventory.

Fixed Assets

Substantially all of the Companys fixed assets were acquired within the past six years. The historical acquisition cost of these assets was approximately $4,000,000, however, as a result of the application of push-down accounting in connection with the change of control these assets are reported currently on the Companys financial statements with a cost before accumulated depreciation and amortization of $1,154,000. Asset additions subsequent to December 31, 1994 are stated at cost. Depreciation is provided using the straight-line methods over the shorter of the estimated useful life of an asset or the remaining lease term for leasehold improvements (three to seven years). All the assets of the company were sold at auction on March 13, 1998 and the proceeds paid to secured creditors.

Significant improvements were capitalized. All maintenance and repair costs had been charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortizations are removed from the accounts and any resulting gain or loss is reflected in operations. During the week of the auction in March 1998 the facilities were vacated and the improvements were either auctioned of or reverted to the landlord upon the vacating of the facilities.

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

Note 4.  Commitments

Leases

The company had an operating lease for its manufacturing and corporate office facility. The lease ceased on the eviction of the Company from the facilities on January 1, 1998.

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

Results of Operations.

Revenues for the nine month period ended March 31, 1998 of $2,378,000 decreased approximately 60% when compared with revenues of $5,965,000 in the prior year comparable period. This decrease was primarilt due to the shutdown of Company operations on December 31, 1997.

The gross profit margin for the nine months ended March 31, 1998 decreased to 1.3% versus the prior year comparable period gross margin of 21.7%. This decrease was primiarly due to increased costs and declining sales, which led to a shut down of Company operations on December 31, 1997.

 Selling, general and administrative expenses for the nine months ended March 31, 1998 were approximately 34.6% of sales versus the prior year comparable period at approximately 25.4%.

As a result of lower borrowings in the current fiscal year, interest expense for the nine months ended March 31, 1998 decreased to $69,000 from $96,000 for the comparable prior year period. The resulting loss for the nine months ended March 31, 1998 was $1,160,542 versus reported comparable prior year period losses of $316,000.

Liqiudity and Capital Resources.

Net cash used in operating activities was $505,159 for the nine month period ended March 31, 1998 versus cash provided by operating activities of $174,000 in the comparable prior year period..

Capital Expenditures.

No capital expenditures were made during the quarter ended on March 31, 1998.

Net Operating Loss Carryforwards.

For the quarter ended March 31, 1998, the Company had net operating loss carryforwards for federal and state purposes of approximately $820,386 and $820,856, respectively. These carryforwards begin to expire in 2011 and 2001, respectively.

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

Forward Looking Statements.

The foregoing Managements Discussion and Analysis contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as comptemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Companys business strategies, continued growth in the Companys markets, projections, and anticipated trends in the Companys business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Companys expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Companys control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Companys products, competitive pricing pressures, changes in the market price of ingredients used in the Companys products and the level of expenses incurred in the Companys operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update forward looking statements.

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

ITEM 5.  OTHER INFORMATION.

	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. A report on Form 8-K has been filed during the third quarter of the fiscal year covered by this Form 10-Q. this report, dated February 17, 1998, covered the following items:

On February 17, 1998 the Registrant was informed by its independent auditors, Coopers & Lybrand (C & L), of C & Ls resignation, effective as of that date.
The reports of C & L on the financial statements of the Registrant for each of the two fiscal years in the period ended June 30, 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In the opinion of management of the Registrant, the financial statements contained in the Registrants report on Form 10-Q for the March 31, 1997 quarter of fiscal year ending June
30, 1997 appropriately reflect all business transactions and all adjustments necessary for a fair presentation of the financial position and the results of operations of the Registrant for the periods presented. C & L elected to resign as registrants certifying account for reasons of non-payment of C&Ls fees.

On March 13, 1998, as part of the winding down of the Registrants business, the Registrant disposed of substantially all of its assets at public auction sale conducted by Hackman Capital Partners, LLC, the proceeds of which sale were paid to Registrants secured creditors. The value of any assets remaining following the auction sale and disbursement of funds to creditors was negligible.

On March 15, 1998, the Registrant engaged Henry
Schiffer, C.P.A., a P.C., to act as the Registrants independent certified public accountant. Mr. Schiffer replaces C & L. Mr. Schiffer is located at 315 South
Beverly Drive, Suite 302, Beverly Hills, California
90212.

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

10.2		1988 Stock Option Plan for Key Employees of
International Food & Beverage, Inc. (incorporated by reference to
Exhibit 10.19 to the Registration Statement).

10.3		Promissory Note of the Company dated June 29, 1995, in
the principal amount of $100,000 in favor of Michael W. Hogarty. Promissory Notes of the Company in substantially the same form as in Exhibit 10.5 herein were issued at various times between October 16, 1995 and January 31, 1996 in the total principal amount of $355,000 in favor of Michael W. Hogarty (incorporated by reference to Exhibit 10.6 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.4		Loan and Security Agreement, dated June 29, 1995
between the Company and Michael W. Hogarty (incorporated by reference to Exhibit 10.7 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.5		Loan and Security Agreement, dated March 15, 1996
between Fremont Business Credit and the Company and related documents and agreements executed in connection therewith (incorporated by reference to Exhibit 10.7 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30,
1996).

22.1		Subsidiaries (incorporated by reference to Exhibit
22.1 to the Registration Statement).

27			Financial Data Schedule.