Form 10-Q
period 1998-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-21
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-43621

INTERNATIONAL FOOD & BEVERAGE, INC. (1)
(Exact name of registrant as specified in its charter)

Delaware							33-0307734
(State or jurisdiction of  incorporation	(I.R.S. Employer
    or organization)				Identification No.)

30152 Aventura, Rancho Santa Margarita, California (2)    92688 (2)
(Address of principal executive offices)			(Zip Code)

Registrants telephone number:  (714) 858-8800 (2)

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


TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION					 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF SEPTEMBER 30, 1998
	AND JUNE 30, 1998	3

	STATEMENTS OF OPERATIONS FOR THE
	THREE MONTHS ENDED SEPTEMBER 30, 1998
	AND SEPTEMBER 30, 1997	4

	STATEMENTS OF CASH FLOWS FOR THE THREE
	MONTHS ENDED SEPTEMBER 30, 1998 AND
	SEPTEMBER 30, 1997 	5

	NOTES TO FINANCIAL STATEMENTS	6

	ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II

	ITEM 1.  LEGAL PROCEEDINGS	10

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	10

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	11

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	11

	ITEM 5.  OTHER INFORMATION	11

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	11

SIGNATURE	11


PART I.

ITEM 1.  FINANCAL STATEMENTS.

INTERNATIONAL FOOD & BEVERAGE, INC.
BALANCE SHEETS (Unaudited)

			June 30, 1998	September 30, 1998

ASSETS

	CURRENT ASSETS:
	Cash and cash equivalents	$      1,102	$         0
	Accounts Receivable	0	0
	Inventories	0	0
	Prepaid expenses	0	0

	Total current assets	1,102	0

FIXED ASSETS:	0	0

	Total Assets	$      1,102	$         0

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
	Notes payable and current
	maturities of long-term debt	$           0	$        0
	Accounts payable	1,819,644	1,819,644
	Accrued wages and benefits	0	0
	Accrued commissions
	  and marketing	0	0
	Other accrued expenses	0	0

	Total current liabilities	1,819,644	1,819,644

	LONG TERM DEBT:	455,000	455,000

SHAREHOLDERS EQUITY (DEFICIT):
	Preferred Stock	0	0
	Common Stock	428,000	428,000
	Additional paid-in capital	1,000	1,000
	Retained earnings (deficit)	(2,702,542)	(2,702,542)
	Current earnings (deficit)		(1,102)

	Total Shareholders Equity	(2,273,542)	(2,274,644)

	Total Liabilities &
	  Shareholders Equity	$     1,102	$         0

See Accompanying Notes to Financial Statements


INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	                         Three Months Ended  Three Months Ended
	                         September 30, 1997  September 30, 1998

REVENUES	$1,929,434	$         0

COST OF SALES	1,693,137	0

GROSS PROFIT	236,297	0

	OPERATING EXPENSES:
	Selling and distribution	352,617	0
	General and administration	227,713	3,488
	Interest expense, net	40,897	0

	Total Operating Expenses	621,227	3,488


OTHER INCOME		2,386

NET INCOME (LOSS)	$ (384,930)	$   (1,102)


NET INCOME (LOSS)
PER COMMON SHARE	$(nil)	$(nil)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	154,763,438	158,060,194



INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                        Three Months Ended
                         September 30, 1997     September 30, 1998

	CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(384,930)	$  (1,102)
Adjustments to reconcile net
income (loss) to net cash provided
by (used in) operating activities:
Depreciation and amortization	75,000	0
Changes in assets and liabilities:
Accounts receivable	(64,813)	0
	Inventories	143,161	0
	Prepaid expenses	(2,417)	0
	Accounts payable	293,744	0
	Accrued wages
	  and benefits	(28,273)	0
	Accrued commissions
	 and marketing	(44,792)	0
	Other accrued expenses	(37,839)	0

	Net cash provided by (used in)
	operating activities	(51,159)	(1,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to, and
	  reduction of, fixed assets	0	0

	Net cash provided by (used in)
	investing activities	0	0

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuance
	  of notes payable	0	0
	Principal payments on
	  notes payable	25,200	0

	Net cash provided by (used in)
	  financing activities	25,200	0

NET INCREASE (DECREASE) IN CASH	(25,959)	(1,102)

CASH AND CASH EQUIVALENTS,
	beginning of period	28,000	1,102

CASH AND CASH EQUIVALENTS,
	end of period	$     2,041	$           0

See Accccompanying Notes to Financial Statements


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

Note 1.  Description of the Business

International Food and Beverage, Inc. (the Company), was in the business, of the manufacturing and marketing of fully prepared pizzas, pizza components and specialty baked products to customers within the food service industry including retail supermarket service delicatessens, restaurants, hotels, sports and theme parks, and catering locations. These operations ceased as of December 31, 1997.

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

In connection with the foregoing transaction, MH Investments, Inc. gave BTCC a five year option to purchase up to 18,000,000 shares of Common Stock of the Company from MH Investments, Inc. at the same price per share paid by MH Investments, Inc.

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

Note 3.  Summary of Significant Accounting Policies

Fiscal Year

The Companys fiscal year was the 52-53 week period ending on the Saturday closest to June 30. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 and September 30 for the applicable periods presented.

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

Inventories

Inventories consisted of finished goods and raw materials and were stated at the lower of cost (first-in, first-out method) or market; as of the date of these financials all the inventory was liquidated at auction.

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

Note 5.  Stock Issuance

Stock Issuance

In February 1996, the Company entered into a Manufacturing Service and Marketing Agreement as amended, (the Agreement) with Sunset Specialty foods, Inc. (Sunset) and James R. Tolliver, the sole owner of Sunset. The Agreement the Company is obligated to issue as a commission to Sunset at the completion of each quarter Common Stock of the Company equal to four shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the period from February 1, 1996 through June 30, 1996, and three shares of Common Stock for each $1.00 of pizza finished product produced and purchased during the two quarters ending December 31,1996. Effective July 1, 1996 the Agreement was amended to exclude the stock commission on purchases by Sunset for export. Through the quarter ended June 30, 1996 the Company has issued 729,869 shares of Common Stock and is accounted for as a noncash transaction on the Statement of Cash Flows. In August 1996 the Company issued an additional 1,825,913 shares of Common Stock in satisfaction of commissions earned as of June 29, 1996. During the fiscal year June 30, 1997 an additional 3,296,756 common shares were issued for services.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FIINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the three month period ended September 30, 1998
of $0 decreased 100%   when compared with revenues of $1,929,434
in the prior year comparable period due to the shut down of operations of the Company on December 31, 1997.

Liqiudity and Capital Resources.

Net cash used by the Company was $1,102 for the three month period ended September 30, 1998 versus cash used in operating activities of $51,159 in the comparable prior year period.


Capital Expenditures.

No capital expenditures were made during the quarter ended on September 30, 1998.

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

Forward Looking Statements.

The foregoing Managements Discussion and Analysis contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as comptemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Companys business strategies, continued growth in the Companys markets, projections, and anticipated trends in the Companys business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Companys expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Companys control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Companys products, competitive pricing pressures, changes in the market pr*ice of ingredients used in the Companys products and the level of expenses incurred in the Companys operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update forward looking statements.

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

10.5		Loan and Security Agreement, dated March 15, 1996
between Fremont Business Credit and the Company and related documents and agreements executed in connection therewith (incorporated by reference toExhibit 10.7 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30,
1996).

22.1 Subsidiaries (incorporated by reference to Exhibit
22.1 to the Registration Statement)

27			Financial Data Schedule.