Form 10-Q
period 1998-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-05-21
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-43621

INTERNATIONAL FOOD & BEVERAGE, INC. (1)
(Exact name of registrant as specified in its charter)

Delaware						33-0307734
(State or jurisdiction of  incorporation	(I.R.S. Employer
or organization)					Identification No.)

30152 Aventura, Rancho Santa Margarita, California (2)   92688(2)
(Address of principal executive offices)			(Zip Code)

Registrants telephone number:  (714) 858-8800 (2)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 10, 1999: Common Stock, par value $0.001 per share - $27,085,595. As of May 10, 1999, the registrant had 177,302,997 shares of common stock issued and outstanding.

(1)As of February 17, 1999, the name was change to: Internet
Businesss International, Inc.

(2) As of March 1, 1999, the address and telephone number was changed to: 3900 Birch Street, Suite 111, Newport Beach,
California 92660; (949) 833-0261.



TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION					 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF DECEMBER 31, 1998
	AND JUNE 30, 1998							3

	STATEMENTS OF OPERATIONS FOR THE THREE
	AND SIX MONTHS ENDED DECEMBER 31, 1998
	AND DECEMBER 31, 1997						4

	STATEMENTS OF CASH FLOWS FOR THE SIX
	MONTHS ENDED DECEMBER 31, 1998 AND
	DECEMBER 31, 1997 						5

	NOTES TO FINANCIAL STATEMENTS					6

	ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS		9

PART II

	ITEM 1.  LEGAL PROCEEDINGS					11

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	11

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES			11

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS						11

	ITEM 5.  OTHER INFORMATION					11

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K			11

SIGNATURE									13




PART I.

ITEM 1.  FINANCAL STATEMENTS.

INTERNATIONAL FOOD & BEVERAGE, INC.
BALANCE SHEETS (Unaudited)

			           June 30, 1998	December 31, 1998

ASSETS
	CURRENT ASSETS:
	Cash and cash equivalents	$1,102	$          0
	Accounts Receivable	0	0
	Inventories	0	0
	Prepaid expenses	0	0

Total current assets	1,102	0

FIXED ASSETS:	0	0

OTHER ASSETS:
	Note Receivable:
	Iron Horse Holdings		2,500,000

	Total Assets	$      1,102	$2,500,000

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
	Notes payable and current
	maturities of long-term debt	$          0	$        0
	Accounts payable	1,819,644	0
	Accrued wages and benefits	0	0
	Accrued commissions
	  and marketing	0	0
	Other accrued expenses	0	0

	Total current liabilities	1,819,644	0

LONG TERM DEBT:	455,000	0

	SHAREHOLDERS EQUITY (DEFICIT):
	Preferred Stock Issued	0	2,090,000
	Preferred Stock Subscribed	0	300,000
	Common Stock	428,000	462,224
	Additional paid-in capital	1,000	111,000
	Retained earnings (deficit)	(2,702,542)	(2,702,542)
	Current earnings (deficit)		2,239,318

	Total Shareholders Equity	(2,273,542)	2,500,000

	Total Liabilities &
	Shareholders Equity	$      1,102	$2,500,000



INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

              Three Months Ended          Six Months Ended
         December 31,  December 31,   December 31,  December 31
             1997         1998           1997          1998

REVENUES
		$374,566	$       0	$2,304,000	$        0

COST OF SALES
		281,863	0	1,975,000	0

GROSS PROFIT
		92,703	0	329,000	0

EXTRAORDINARY INCOME
	Debt forgiveness
			2,274,644		2,274,644

OPERATING EXPENSES:
	Selling and distribution
		65,381	0	417,998	0

	General and administration
		29,289	34,224	257,002	37,712
	Interest expense, net
		_9,103	0	50,000	0

	Total Operating Expenses
		103,773	34,224	725,000	37,712

OTHER INCOME
					2,386

NET INCOME (LOSS)
		$(11,070)	$2,240,420	$  (396,000)	$2,239,318

NET (INCOME) LOSS PER COMMON SHARE
		$(nil)	$0.01	$(nil)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
		154,763,438	158,060,194	154,763,438	158,060,194


See Accompanying Notes to Financial Statements


INTERNATIONAL FOOD & BEVERAGE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

							Six Months Ended
					December 31, 1997	December 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income (Loss)	$(396,000)	$2,239,318
	Adjustments for non-cash items:
	Debt forgiveness		(2,274,644)
Adjustments to reconcile net income (loss)
	to net cash provided by (used in) operating activities:
	Depreciation and amortization	75,000	0
	Changes in assets and liabilities:
	Accounts receivable	134,000	0
	Inventories	143,161	0
	Prepaid expenses	(2,417)	0
	Accounts payable	105,001	34,224
	Accrued wages and benefits	(28,273)	0
	Accrued commissions
	  and marketing	(44,792)	0
	Other accrued expenses	(37,839)	0
	Net cash provided by (used in)
	  operating activities	(52,159)	(1,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to, and reduction
	  of, fixed assets	0	0

	Net cash provided by (used in)
	  investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuance
	  of notes payable	0	0
	Principal payments on
	  notes payable	25,200	0

	Net cash provided by (used in)
	  financing activities	25,200	0

NET INCREASE (DECREASE) IN CASH	(26,959)	(1,102)

CASH AND CASH EQUIVALENTS,
	beginning of period	28,000	1,102

	CASH AND CASH EQUIVALENTS,
	end of period	$      1,041	$       0


See Accompanying Notes to Financial Statement


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Note 1.  Description of the Business

International Food & Beverage, Inc. (the Company) was in the business, of the manufacturing and marketing of fully prepared pizzas.. These operations ceased as of December 31, 1997. In December 1998, after new management was in place, a decision was made to change the company into an internet company offering E-commerce, internet access as an Internet
Service Provider, hosting through our own server and other enhancements and service through and for the Internet. It was also determined to change the companies name to better reflect the companies operation:
Internet Businesss International, Inc.. The management will, after
January 1, 1999, begin looking for ways to implement the Companys plan of business.

Note 2.  Change in Control

In November 1998 new stock holders bought majority control from Michael
W. Hogarty, and other stock holders, in a private transaction. Immediately after the stock ownership changed Michael W. Hogarty resigned as the Chief Executive Officer and President of the Company, and Michael W. Hogarty who was also the sole director resigned after nominating and electing two new directors from the group that bought the controlling shares of stock.

Note 3.  Summary of Significant Accounting Policies

Fiscal Year

The Companys fiscal year was the 52-53 week period ending on the Saturday closest to June 30. For clarity of presentation, fiscal year end and period end dates in the accompanying financial statements and notes are referred to as June 30 and December 31 for the applicable periods presented.

Accounts Receivable and Revenues

With the new venture for the company into E-commerce, revenues will be generated though credit card sales over the Internet. minimizing the risk of bad debt.

Inventories

With this new line of business inventories will be kept to a minimum.
 .
Fixed Assets

All of the Companys fixed assets will be Internet related. The exact extent of what this will consist of will be determined with time.


Other Assets

Other assets will consists primarily of software for Internet programs and other related assets.

Goodwill

Due to the change in the new nature of the business the company will not include goodwill in its financial reports at this time.

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


Additional Paid In Capital

The additional paid in capital represented on the balance is from the difference of the Preferred Stock Issuance as noted in Note 5.
Stock
Issuance as per the agreement and actual amount issued which is $110,000.

Note 4.  Commitments

Leases

The company doesnt currently lease a corporate office facility. A more permanent base of operation will be determined after January 1, 1999.

Note 5 - Stock Issuance

Current stock authorized

The company is currently authorized to issue up to 199,000,000 share of common stock and 1,000,000 of preferred stock.

Issued and outstanding stock

Common Stock: The company prior to this Quarter had issued
158,060,207
common shares of which 131,256,247 were restricted.

Preferred Stock : There was no Preferred Stock issued prior to this
Quarter

Preferred Stock Issuance

On December 15, 1998 the company entered into an agreement with
Iron
Horse Holdings, Inc.  (IHHI) wherein IHHI agreed to buy up to
25,000
the Companys preferred shares at the price of at the price of
$100.00
per share. Shares purchased under this agreement are to be issued to
IHHI or its designee. Payment for shares sold under this agreement is to be in the form of a promissory note bearing interest at the rate of 9% per annum, and the obligation created thereby is to be secured by a blanket, or all inclusive security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under this agreement directly to the shareholder(s) of record at the time such payment becomes due.

Common Stock Issuance

On December 15, 1998 the company agreed to issue common shares to Iron
Horse Holdings, Inc. IHHI for IHHI to pay its bills in exchange for the issuance of restricted common stock. Under the terms to this agreement the company issued an additional 4,452,885 shares by December 31, 1998.
On December 21, 1998 the company agreed to acquire several internet sites with issuance of common stock. Under to the terms of this agreement 8,000,000 shares were issued.

As of December 31, 1998, the total common stock issued and outstanding was 170,513,092 shares. At year end the total preferred stock issued and outstanding was 20,900 shares

Note 6.  Extraordinary Income

After review by legal consul about the collectability of previous unsecured debts, it was determined by management to show those debts as uncollectable. Therefore management has decided to write those debts off and according to the Internal Revenue Code that uncollectable debt has to be shown as extraordinary income.

Note 7.  Net Loss Carry Forward

The Net Loss Carry Forward that incurred due to the prior companies operation will be used to offset the impact of the extraordinary income as indicated above.

Note 8.  Wages Payable

The corporate officers are due wages for the months of November and
December of 1998. In lieu of cash payments, the officers will take additional shares of stock at the higher of $.02 per share or market price of the stock at the end of each month, November 30, 1998 and
December 31, 1998. These shares will not be issued until the Company is current with its filings as required by State, and Federal Governments.
The wages are for $15,000.00 per month per officer. As of December 31,
1998, there were only two officers of the Company, Albert R. Reda and
Louis Cherry.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FIINANCIAL
CONDITION
AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the six month period ended December 31, 1998 of $0
decreased 100%   when compared with revenues of $2,304,000 in the
prior
year comparable period due to the shut down of operations of the Company on December 31, 1997.

Liqiudity and Capital Resources.

Net cash used by the Company was $1,102 for the six month period ended December 31, 1998 versus cash used in operating activities of
$52,159 in the comparable prior year period.


Capital Expenditures.

No capital expenditures were made during the quarter ended on December 31, 1998.

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

	The Company, now under new management, is in the process of developing an ongoing program to determine the extent to which Year 2000 compliance issues will affect the Company. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000.

	The Companys Year 2000 plans are based on managements best estimates. Based on currently available information, management does not believe that the Year 2000 issues will have a material adverse impact on the Companys financial condition or results of operations;
however, because of the uncertainties in this area, no assurances can be given in this regard.

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

ITEM 5.  OTHER INFORMATION.

	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. A report on Form 8-K has been filed during the second quarter of the fiscal year covered by this Form
10-Q
report. This report, dated November 23, 1998, covered the following items:

On November 23,1998, control of Registrant changed by virtue of the purchase of 90,119,431 shares of the common stock of Registrant by Arnold Sock, Albert Reda, Cherry Family Trust, Reda Family Trust, hereinafter the Control Group (Control Group), at private sale from Michael Hoggarty, (who, prior to the following transactions held control of Registrant) as follows:

Purchaser
No. Of Shares
Percentage of
Outstanding Shares
Arnold Sock
32,867,259
21%
Reda Family Trust
29,600,000
19%
Cherry Family Trust
26,086,086
17%
Albert Reda
1,566,086
1%
In addition, on November 23, 1998 the following persons, not in the Control Group, purchased 18,132,791 shares, at private sale, from Michael Hoggarty (who, prior to the following transactions held control of Registrant) in the following amounts:

Purchaser
No. Of Shares
Percentage of
Outstanding Shares
Michael Cherry
2,000,000
1%
Roxanne Cherry
2,000,000
1%
Iron Horse Trading,
Inc.
14,132,791
8%

Control Group members, Michael Cherry and Reda Family Trust are shareholders of Iron Horse Trading, Inc.

On November 23,1998, Michael Hoggarty resigned from his capacity as Director of Registrant. In his oral resignation, Mr. Hoggarty cited no disagreement with the Registrant on any matter relating to the Registrants operations, policies or practices.

(b) Reports on Form 8-K. A second report on Form 8-K has been filed during the second quarter of the fiscal year covered by this Form
10-Q report. This report, dated December 15, 1998, covered the following item:

On December 15, 1998, Registrant entered into an agreement with Iron Horse Holdings, Inc. (IRON HORSE). Under the terms of this agreement, Registrant will sell, and IRON HORSE will buy up to 25,000 shares of Registrants preferred stock at the price of $100.00 per share. Shares purchased under this agreement are to be issued to IRON HORSE or its designee. Payment for shares sold under this agreement is to be in the form of a promissory note bearing interest at the rate of 9% per annum, and the obligation created thereby is to be secured by a blanket or all inclusive security agreement executed by IRON HORSE and perfected by filings as specified by law. Until such note is paid in full, IRON HORSE shall pay the 3% coupon on such shares as are issued under this agreement directly to the shareholder(s) of record at the time such payment becomes due.

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
in the principal amount of $100,000 in favor of Michael W.
Hogarty. Promissory Notes of the Company in substantially the same form as in Exhibit 10.5 herein were issued at various times between October 16, 995 and January 31, 1996 in the total principal amount of $355,000 in favor of Michael W. Hogarty (incorporated by reference to Exhibit 10.6 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30,
1995).

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