Form 10-K
period 1999-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-10-01
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
ENDED JUNE 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 33-43621

INTERNET BUSINESS'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (1)                               33-0845463
(State or jurisdiction of incorporation   I.R.S. Employer
or organization)                      Identification No.)

3900 Birch Street, Suite 111, Newport         92660
Beach, California                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number:  (949) 833-0261

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

Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-
K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. Not Applicable.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1999: Common Stock, par value $0.001 per share --
$6,908,358. As of September 15, 1999, the registrant had 177,302,997 shares of common stock issued and outstanding.

(1) Affective as of July 15, 1999, the registrant was redomiciled to the State of Nevada.

TABLE OF CONTENTS                                PAGE

PART I

Item 1.  Business	                                  3

Item 2.  Properties	                               16

Item 3.  Legal Proceedings	                        16

Item 4.  Submission to matters to vote
         of security holders                      	16

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS	          16

ITEM 6.  SELECTED FINANCIAL DATA	                  17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS	                               19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA	                                     21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE                                21

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT                               22

ITEM 11.  EXECUTIVE COMPENSATION                  	22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT         23

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                             24

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
          AND REPORTS ON FORM 8-K                  24

SIGNATURES	                                        25

PART I.

ITEM 1.  BUSINESS.

Internet Business's International, Inc. (the
"Company"), was in the manufacturing business, these operations ceased as of December 31, 1997. In December
1998 after new management was in place, a decision was made to change the company into an Internet Company offering E-commerce, internet access as an Internet
Service Provider, hosting through our own server and other enhancements and service through and for the Internet. It was also determined to change the companies name to better reflect the companies operation: Internet Business's International, Inc. The management began after the first of the year looking for ways to implement the Company's operations.

Introduction.

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

The Company first announced its web sites in March of 1999. As of the date of this filing, the Company has eight such internet web sites. Three of these web sites act as subject-focused discussion forums on which the web site visitor can exchange messages with other visitors, thereby creating a community of interest focused on a central, underlying theme. The discussion themes for these three forums are sports, film, and music. The license that the Company holds allows it to quickly expand to as many different subject themes necessary. The current discussion sites, known as SportzFanz.com, FilmFanz.com, and TuneFanz.com derive income from the sale of the advertising which is displayed to the web site's visitors. The Company makes these properties available without charge to users.

The Company's SportzFanz.com web site offers a comprehensive, intuitive and user-friendly system to access aggregated information content, communication services, and user community services. The web site includes a hierarchical, subject-based index of user-contributed messages focused on its underlying theme of sports discussion. Users can either browse the listings by subject matter, or use a rapid keyword search facility that scans the contents of the entire directory or any subcategory within the web site.
Through sponsorship and advertising arrangements with merchants, the Company offers its user-members the opportunity to purchase goods and services.

Two of the other web sites, AuctionWinner.com and U.S.Liquidators.com, provide a real-time auction facility to its users, wherein, for a fee, the user can list various items for public bidding and sale to the bidder with the highest offer at the time of the auction's closing. Two of the other web sites are directories, MyDiner.com and CareDirectory.com, which offer lists of restaurants and healthcare providers, respectively. The final Company web site, L.A.
Internet offers web hosting and is an internet service provider.

The Company believes that "User-Contributed Content," as embodied in the Company's internet offerings, will allow a maximum of interesting, diverse, and continuously-updated, web site content at minimum cost and administrative overhead.

The following explanation will address the new business line for the Company, as well as many of the risks associated with this business.

Market.

The market for internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and management expects that competition will continue to intensify. Negative competitive developments could have a material adverse effect on the Company's business and on the trading price of its stock. The Company competes with many other providers of online navigation, information and community services. As the Company expands the scope of its internet services, it will compete directly with a greater number of internet sites and other media companies across a wide range of different online services.

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

These acquisitions, if consummated, will also result in many of these companies gaining access to significantly greater marketing resources. For example, the combination of Lycos with USA Networks and Ticketmaster
Online-Citysearch, Inc. will permit Lycos to access significant television resources for marketing and other purposes. In addition, Infoseek and The Walt
Disney Company recently entered into an agreement whereby Disney gains a significant interest in Infoseek. The parties have introduced a portal and navigation service entitled Go.com, which is supported by Disney's substantial promotional and media resources. Similarly, Snap, by virtue of its relationship with NBC, has and will continue to be supported by NBC's substantial promotional and media resources. Several large media companies, including both Time Warner, Inc. and CBS, have announced that they are contemplating internet navigation services and are attempting to become "gateway" sites for web users.
These and other competitors are expected to continue to make substantial marketing expenditures to promote their online properties. The Company may be required to increase its sales and marketing expenditures significantly in response to these efforts, which may materially impair its operating results and may not be successful.

The recent announcements of the proposed acquisitions listed above will result in greater competition as they consolidate more users of the internet on a single service and incorporate communication and community into their offerings. For example, Netscape announced an agreement with Excite under which Excite will be the most prominent navigational service within the Netcenter web site and will therefore bring Excite's communication and community features to the Netcenter's users. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to those offered by the Company into their browsers or their browsers' pre-set home pages. In addition, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for internet users, such as the Regional Bell Operating Companies, long-distance providers and cable companies such as AT&T/TCI through @Home Networks and Excite, Inc., or Internet Service
Providers ("ISPs") such as Microsoft and AOL, currently offer and could further develop, acquire or license internet community, communications and commerce services that compete with those offered by the Company. Any of these companies could take actions that would make it more difficult for consumers to find and use the Company's services.

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

Competition for Advertising Expenditures.

The Company competes with online services, other web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. Management believes that the number of companies selling web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements, which could reduce its advertising revenues. In addition, its sales may be adversely affected to the extent that its competitors offer superior advertising services that better target users or provide better reporting of advertising results.

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

The Company also faces competition with respect to the acquisition of strategic businesses and technologies.
Many of its existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than the Company does. In addition, providers of internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and AOL. It is difficult to predict with certainty what the effects will be of the proposed acquisition of Netscape by AOL or Excite by @Home
Networks, but it will likely increase the Company's competitive in several respects, including their additional access to end users and the ability to provide a more comprehensive offering to advertisers and sponsors. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with its competitors. These larger companies may use their substantial media resources to promote and enhance their own services. Greater competition resulting from such relationships could have a material adverse effect on the Company's business.

The Company regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success. The Company relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Effective trademark, copyright, and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the internet. The distinctive elements of the Company's web sites may not be protectible under copyright law. Management cannot guarantee that the steps the Company has taken to protect its proprietary rights will be adequate. Many parties are actively developing communication, community, e-commerce, and other web-related technologies. Management believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, management believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, management is aware that a number of patents have been issued in the areas of electronic commerce, online auctions, web-based information, online direct marketing, fantasy sports, common web graphics formats and mapping technologies. Management anticipates that additional third-party patents will be issued in the future. From time to time these parties may assert patent infringement claims against the Company.
Management cannot guarantee that it would be able to license such patents on reasonable terms. The Company may incur substantial expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that the Company has infringed such third-party patent rights, the Company could incur substantial monetary liability and be prevented from using the rights in the future.

Employees.

As of the date of this filing, the Company had 5 full-time employees. The Company's future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

Risk Factors.

In addition to the other information in this Report
(including under the captions "Competition" and "Proprietary Rights"), the following factors may be encountered in the operation of the Company under its current plan of business:

a.  Limited Operating History.

The Company has only begun operations as an internet company since January 1, 1999. Therefore, the Company has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving its growth plan depends on, among other things, the
Company's: ability to continue to develop and extend its brand; ability to develop new web site properties;
ability to maintain and increase the levels of traffic on its internet properties; development or acquisition of services or products equal or superior to those of the Company's competitors; ability to effectively generate revenues through sponsored services and placements on the Company's internet web site properties; ability to effectively integrate the technology and operations of businesses or technologies which the company may acquire; ability to successfully develop and offer new personalized web-based services, such as e-mail services, to consumers without errors or interruptions in service; and ability to identify, attract, retain and motivate qualified personnel.
Furthermore, the success of the Company's growth plan depends on factors outside its control including, among other things: the adoption by the market of the web as an advertising medium; the successful sale of web-based advertising by the Company's sales agents; and the relative price stability for web-based advertising, despite competition and other factors that could reduce market prices for advertising. The Company may not be successful in implementing its growth plan or continuing to operate its business as anticipated.

b.  Anticipation of Increased Operating Expenses.

Because of the Company's limited operating history and the uncertain nature of the rapidly-changing markets it serves, the accurate prediction of future results of operations is difficult or impossible. The Company currently expects that its operating expenses will increase significantly as the sales and marketing operations are expanded and as the Company continues to develop and extend its brand. As a result, the Company may experience significant losses on a quarterly and annual basis.

c.  Operating Results May Fluctuate.

The Company expects to derive the majority of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. As noted above, the Company expects its operating expenses to increase significantly over the near term. To the extent its expenses increase but its revenues do not, its business, operating results, and financial condition will be materially and adversely affected. Operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. These factors include: the level of usage of the internet;
demand for internet advertising; the addition or loss of advertisers; the level of user traffic on the Company's online media properties; the advertising budgeting cycles of individual advertisers; the mix of types of advertising the Company sells (targeted advertising generally has higher rates); the amount and timing of capital expenditures and other costs relating to the expansion of its operations; the introduction of new products or services by the Company or its competitors; pricing changes for internet-based advertising; the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements;
technical difficulties with respect to the online web site properties that the Company may develop; costs incurred with respect to acquisitions; negative general economic conditions and resulting effects on media spending; and economic conditions specific to the internet and online media.

A key element of the Company's strategy is to generate advertising revenues through sponsored services and placements by third parties in its online media properties in addition to banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by the sponsor from business originated through the Company placement, in return for minimum levels of user impressions to be provided by the Company. These arrangements expose the Company to potentially significant financial risks, including: the risk that the Company fails to deliver required minimum levels of user impressions or "click throughs" (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods); the risk that sponsors do not renew the agreements at the end of their term or that they renew at lower rates; and the risk that the arrangements do not generate anticipated levels of shared transaction revenue, or that sponsors default on the payment commitments in such agreements (as has occurred in the past).

As a result of these financial risks, the Company cannot guarantee that it will achieve significant revenue from these sponsorship arrangements. In addition, because the Company has limited experience with these arrangements, management is unable to determine what effect they will have on gross margins and results of operations.

d. Dependence on Continued Growth in Use of the Internet; Technological Change.

The Company 's future success is dependent upon continued growth in the use of the internet and the web in order to support the sale of advertising on its online web site properties. web-based advertising is relatively new, and it is difficult to predict the extent of further growth, if any, in web advertising expenditures. The internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. To the extent that the internet continues to experience significant growth in the number of users and level of use, the internet infrastructure may not be able to support the demands placed upon it by such growth and the performance or reliability of the web may be adversely affected.

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

The markets for the Company 's products and media properties have only recently begun to develop, are rapidly evolving, and are increasingly competitive.
Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult for management to predict whether, or how fast, these markets will grow.
the Company cannot guarantee either that the market for its products and media properties will continue to develop or that demand for its products or media properties will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if its products and media properties do not sustain market acceptance, its business, operating results, and financial condition may be materially and adversely affected.

e.  Risks Associated with Brand Development.

The Company believes that establishing and maintaining its brand is a critical aspect of its efforts to attract and expand its user and advertiser base.
Management also believes that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Company's brand will depend largely on its success in providing high-quality products and services. In order to attract and retain internet users and to promote and maintain its brand, the Company may find it necessary to increase expenditures devoted to creating and maintaining brand loyalty. In the event of any breach or alleged breach of security or privacy involving its services, or if any third party undertakes illegal or harmful actions utilizing its community, communications or commerce services, the Company could suffer substantial adverse publicity and impairment of its brand and reputation. If the Company is unable to provide high-quality products and services or otherwise fails to promote and maintain its brand, or if it incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, its business, operating results, and financial condition may be materially and adversely affected.

f.  Reliance on Advertising Revenues.

The Company expects to derive a substantial portion of its revenues from the sale of advertisements on its web pages under short-term contracts. Most of its advertising customers have limited experience with the web as an advertising medium. The Company's continuing ability to generate significant advertising revenues will depend upon, among other things: advertisers' acceptance of the web as an effective and sustainable advertising medium; the development of a large base of users of its services possessing demographic characteristics attractive to advertisers; and its ability to continue to develop and update effective advertising delivery and measurement systems.

No standards have yet been widely accepted for the measurement of the effectiveness of web-based advertising. Management cannot be certain that such standards will develop sufficiently to support web-based advertising as a significant advertising medium.
In addition, adverse economic conditions can significantly impact advertisers ability and willingness to spend additional amounts on advertising generally, and on web-based advertising specifically.
Management cannot be certain that the advertisers will determine that banner advertising is an effective advertising medium. Certain advertising filter software programs are available that limit or remove advertising from an internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the internet. The Company's advertising customers may not accept the internal and third- party measurements of impressions received by advertisements on the Company's online web site properties and such measurements may contain errors. The Company currently relies on its external advertising sales agents for advertising sales, which involves additional risks and uncertainties. As a result of these factors, the Company may not be able to sustain or increase current advertising sales levels. Failure to do so may have a material adverse effect on its business, operating results, and financial position.

g.  The Company Depends Substantially on Third Parties.

The Company depends substantially upon third parties for several critical elements of its business including, among others, technology and infrastructure, distribution activities.

h.  Possible Inability to Successfully Enhance or
Develop Properties.

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

A key element of its business strategy is the development and introduction of new particular demographic characteristics, and geographic areas. The
Company may not be successful in developing, introducing, and marketing such web site properties and such properties may not achieve market acceptance, enhance its brand name recognition, or increase user traffic. Furthermore, enhancements of or improvements to the Company's new properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of its brand name.
Its ability to successfully develop additional targeted media properties depends on use of the Company to promote such properties. If use of the Company's web site properties does not continue to grow, its ability to establish other targeted properties would be adversely affected. If the Company fails to effectively develop and introduce such new properties, or such properties fail to achieve market acceptance, its business, results of operations, and financial condition may be adversely affected.

i.  Risks of Equity Investments in Other Companies.

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

j. Management of Potential Growth and Integration of Acquisitions.

The Company's growth may place substantial strains on its financial systems and its systems to, train, and manage its employee base. The process of managing advertising within large, high traffic web is an increasingly important and complex task. The relies on both internal and licensed third-party advertising inventory management and analysis systems. To the extent that the Company does not have the appropriate advertising inventory or any extended failure of its advertising management system results in incorrect advertising insertions, the Company may be exposed to "make good" obligations with its advertising customers, which, by displacing advertising inventory, could defer advertising revenues. Failure of its advertising management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely reports on advertising results also could negatively affect its relationships with advertisers. The Company's systems, procedures, or controls may not be adequate to support its operations, particularly with regard to support and service. Its management may not be able to achieve the rapid execution necessary to fully exploit its market opportunity. Any inability to effectively manage growth may have a material adverse effect on its business, operating results, and financial condition.

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

k.  Risk of Capacity Constraints and Systems Failures.

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

The Company is dependent on third parties for much of its technology and infrastructure (See "The Company
Depends Substantially on Third Parties" above).  The
Company's operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. In addition, substantially all of its network infrastructure is located in the State of Utah. The Company does not have multiple site capacity in the event of any such occurrence. Despite its implementation of network security measures, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems.
The Company does not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Such events may have a material adverse effect on its business, operating results, and financial condition.

l.  Dependence on Key Personnel.

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

m.  Government Regulation and Legal Uncertainties.

There are currently few laws or regulations directly applicable to access to or commerce on the internet.
Due to the increasing popularity and use of the internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose the Company to substantial liability.
Such legislation could also dampen the growth in use of the web, decrease the acceptance of the web as a communications and commercial medium, or require the Company to incur significant expense in complying with any new regulations. In addition, several telecommunications carriers, including America's
Carriers' Telecommunications Association, are seeking to have telecommunications over the web regulated by the FCC in the same manner as other telecommunications services.

Because the growing popularity and use of the web has burdened the existing telecommunications infrastructure and many areas with high web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and Sops and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the web, potentially decreasing the demand for its products and media properties. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities.

Also, Congress recently passed (and the President has signed into law) the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children's Online
Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.
Further, Congress recently passed (and the President has signed into law) the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. The Company is currently reviewing these pieces of legislation, and cannot currently predict the effect, if any, that such legislation will have on its business. There can be no assurance that such legislation will not impose significant additional costs on its business or subject the Company to additional liabilities.

In addition, a number of other countries have announced or are considering additional regulation. For example, a recent European Commission privacy directive restricts the use of personal information without the consent of both the individual and that individual's government. Such restrictions could jeopardize the future of e-commerce in and with the European Union.
In addition, the European Commission is expected in the near future to propose a directive concerning the liability of online service providers for activities that take place using their services. Such laws and regulations could fundamentally impair the Company's ability to provide internet services, or substantially increase the cost of doing so. Moreover, the applicability to the internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain. The Company may be subject to claims that its services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the internet could have a material adverse effect on its business, operating results, and financial condition. Due to the global nature of the web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute the Company for violations of their laws. The Company might unintentionally violate such laws. Such laws may be modified, or new laws enacted, in the future. Any such developments may have a material adverse effect on its business, results of operations, and financial condition.

n.  Liability for the Company's Services.

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

The Company may also, from time to time, enter into arrangements to offer third-party products and services under the Company's brand or via distribution on its properties. While its agreements with these parties would provide that the Company will be indemnified against liabilities, such indemnification may not be adequate. The Company may be subject to claims concerning such services or content by virtue of its involvement in marketing, branding or providing access to such services. Any such claims may have a material adverse effect on its business, results of operations, and financial condition.

o.  Potential Commerce-Related Liabilities and
Expenses.

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

In March, 1999, the Company launched AuctionWinner.com, a service that hosts online auctions for a wide variety of goods and services. Auction services expose the Company to a number of significant additional risks.
For example, the Company does not pre-screen the types of goods offered on its auctions, it is aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities may be traded on the auction web site. The Company might not be able to prevent the unlawful exchange of goods on its service, and may be subject to civil or criminal liability for unlawful activities carried out by users through its service. In addition, while the Company takes no responsibility for delivery of payment or goods to any user of its auctions, the Company anticipates that users who did not receive the purchase price or the goods that were to have been exchanged may register complaints with the Company or seek to hold the Company liable. The Company also anticipates that it will receive complaints from buyers as to the quality of the goods purchased through its auctions, as well as complaints alleging that comments posted by participants of the service concerning other participants are unfair or defamatory. Any claims or litigation arising from the Company's auction activities could be costly. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of these auctions could damage its reputation and diminish the value of its brand name.
In addition, the Company anticipates that it will receive in the future, communications alleging that certain items sold through its auctions, or text and images posted by users in auction listings, infringe third-party copyrights, trademarks or other intellectual property rights. While its user policies prohibit the sale of goods and posting of materials which may infringe third-party intellectual property rights, an allegation of infringement may result in costly litigation.

ITEM 2.  PROPERTIES.

	The Company has approximately $25,000 in general office equipment and furniture.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

(a) Market Information

The Common Stock is traded on the Over the Counter
Bulletin Board under the symbol "IBUI" (prior to the symbol change in March 1999, the Company traded under the symbol "IFDB") and the range of closing bid prices shown below is as reported by the OTC Bulletin Board.
The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 1999 *

                                      High   Low

First Quarter
Second Quarter                        0.09   0
Third Quarter                         1.00   0.125
Fourth Quarter                        0.5625 0.09

* The Common Stock did not trade at all from May 21, 1998 to November 19, 1998.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 1998 **

                                    High     Low

First Quarter                       0.03     0
Second Quarter                      0        0
Third Quarter                       0.04     0
Fourth Quarter                      0.04     0.04

** The Common Stock only traded sporadically during this fiscal year (11 trading days).

(b) Holders of Common Equity

As of September 15, 1999, there were 614 shareholders of record of the Company's Common Stock.

(c)  Dividends

The Company has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The
Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data for the years ended June
30, 1999, 1998, 1997, and 1996, and for the six months
ended June 30, 1995 and December 31, 1994 are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. The selected financial data for the years ended June 30, 1997 and 1996, and the six months ended June 30, 1995 and December 31, 1994 are derived from the audited financial statements of the Company which are not included herein.

                   Six Months Ended        Years Ended
                   Dec 31   June 30          June 30
                   1994      1995    1996   1997  1998  1999

Statement of
Operations Data:
(In thousands,
except per share
data)

Revenues          3,580     2,718   6,572    7,358 2,378   141

Cost of sales     3,279     2,212   5,374    5,847 2,248    23

Gross profit        301       506   1,198    1,511    30   118


                 Six Months Ended (1)        Years Ended
                 Dec 31    June 30            June 30
                 1994      1995     1996     1997  1998   1999

Statement of
Operations Data:
(In thousands,
except per share
data)

Selling and
distribution
expense          1,412      702     1,135    1,512  525     43

General and
administrative
expense            361       29       524      407  297    157

Interest expense
net                111        3        54      122   69

Net operating
income (loss)    (1,583)   (497)     (515)    (530)(1,160) (82)

Other income
and expense                                               2,250

Net income
(loss)           (1,583)   (497)      (515)   (530)(1,160)2,168

Net income
(loss)
per common
share             (0.01)   nil         nil     nil   nil   0.01

Weighted
average shares
outstanding      153,924  153,924   154,145 154,763 158,060 164,550


                                       June 30,

                     1995      1996     1997     1998      1999

Balance Sheet
Data:
(In thousands)

Current assets        922     1,175      711        1       395

Fixed assets        1,053       905      800        0         0

Total assets        1,975     2,080    1,511     1,102     4,015

Current
liabilities         1,711     1,941    1,947     1,819        28

Long-term debt        373       756      677       455         2

Shareholders'
equity
(deficiency)          (109)    (617)  (1,113)    (2,273)   3,985

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

Results of Operations.

Fiscal 1999 Compared To Fiscal 1998

Revenues for the twelve month period ended June 30, 1999 of $140,641 decreased approximately 94% when compared with revenues of $2,378,000 in the prior year.
This revenue decrease in due to the shut down of Company operations and closing of the business on January 18, 1998, and the reopening of the business after the acquistion of the Company by the current control group in November 1998.

The gross profit margin of 83.8% for the twelve months ended June 30, 1999 is a significant increase from the gross margin of 1.3% reported for twelve months ended
June 30, 1998. Current year margins in the past twelve months reflect the reopening of the business as an internet company after November 1998.

Selling, general and administrative expenses for the 1999 fiscal year were approximately 25% those of fiscal year 1998 due to the slowdown of operations of the Company approaching the close of operations as of January 1, 1998 and the subsequent reopening of the company in another industry.

The resulting loss for the twelve month period ended
June 30, 1999 was $81,836 versus a reported loss for the year ended June 30, 1998 of $1,160,542.

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

Liquidity and Capital Resources.

Net cash provided by operating activities was $63,715 for the twelve month period ended June 30, 1999. This cash results largely from the extrarodinary income of $2,246,644 due to debt foregiveness, less (i) accounts payable of $1,791,397 and (ii) prepaid expenses of $308,120.

Capital Expenditures.

There were no material capital expenditures during the 1999 fiscal year.

Net Operating Loss Carryforwards.

For the fiscal year ended June 30, 1999, the Company had net operating loss carryforwards for federal and state purposes of approximately $2,167,809 and $1,119,034, respectively. These carryforwards begin to expire in 2011 and 2001, respectively.

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

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

The directors and executive officers of the Company and their ages as of September 15, 1999 are as follows:

Name                      Age    Position

Albert R. Reda           		53   		Chief Executive Officer,
                                  Secretary and Director

Louis Cherry             		72     Treasurer and Chairman of
                                  the Board

Each member of the Board of Directors of the Company is elected for a one-year term and until his successor is elected and qualified.

Albert R. Reda.

Mr. Reda, age 53, was appointed a Director, Chief
Executive Officer, and Secretary of the Company in November 1998. Mr. Reda also currently serves as a Director and Secretary of Detergents Resources, Inc. (a laundry detergent manufacturing and distribution firm), positions he has held since March 1999. From 1996 to 1998, he was employed with CRT Corporation as Vice
President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long
Beach, with a major in engineering.

Louis Cherry.

Mr. Cherry, age 72, was appointed Chariman of the Board, and Treasurer of the Company in November 1998.
Mr. Cherry also currently serves as a Director of Detergents Resources, Inc. (a laundry detergent manufacturing and distribution firm), a position he has held since March 1999. From 1995 to 1998, he was self-employed as a consultant and food broker. For the period of 1993 to 1994, Mr. Cherry served as Chariman of the Board for two automobile dealerships, University
Oldsmobile & Pontiac of Costa Mesa, California, and San
Clemente Chrysler, Jeep & Eagle of San Clemente,
California.  Previously, Mr. Cherry was Chariman of the
Board of a national bank and president of an investment firm. Mr. Cherry has attended the University of California at Los Angeles.

ITEM 11.  EXECUTIVE COMPENSATION.

The corporate officers are due wages for the months of November 1998 through June 1999. In lieu of cash payments, the officers will take additional shares of stock at the higher of $.02 per share or market price of the stock at the end of each month. These shares have not been issued to the current directors of the Company. The wages are for $15,000.00 per month for the current directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's
Common Stock as of September 15, 1999 (177,302,997 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director;
and (iii) all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of  Name and Address of  Amount of    Percent of
Class     Beneficial owner     Beneficial     Class
                               Ownership

Common
Stock     Reda Family Trust    29,600,000      16.70%
          3338 Punta Alta #1E
          Laguna Hills,
          California 92653

Common
Stock     Iron Horse Holdings  19,687,095      11.10%
          Inc.,
          8625 W. Sahara Avenue
          Las Vegas, Nevada
          89117

Common
Stock     B.A.M.M.S.           16,792,037       9.47%
          10785 Santa
          Monica Blvd., #240
          Los Angeles,
          California 90025

Common
Stock     Cherry Family Trust  15,916,086       8.98%
          29245 Pompano Way
          Laguna Niguel,
          California 92677

Common
Stock     Michael S. Cherry    13,600,000       7.67%
          5 Washburn Terrace #1
          Brookline,
          Massachusetts 02446

Common
Stock     Albert R. Reda        1,566,086       0.88%
          2557 Oxford Avenue
          Costa Mesa,
          California 92626

Common
Stock     Shares of all         1,675,000       0.88%
          directors and
          executive officers
          as a group (2
          persons)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

	Not Applicable.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K.

(a) Index to Financial Statements and Schedules   Page


Report of Independent Accountant                 	F-1

Balance Sheets of the Company as
of June 30, 1999 and June 30, 1998               	F-2

Statements of Operations for the year ended
June 30, 1999,	the year ended June 30, 1998,
and the year ended June 30, 1997                  F-3

Statement of Shareholders' Equity (Deficiency)
for the year	ended June 30, 1999, the year
ended June 30, 1998, and the year	ended
June 30, 1997                                     F-4

Statements of Cash Flows for the year ended
June 30, 1999, the year ended June 30, 1998,
and the year ended June 30, 1997                 	F-5

Notes to Financial Statements                    	F-6

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


Dated: September 30, 1999

By: /s/ Albert R. Reda
    Albert R. Reda
	   Chief Executive Officer, Secretary


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Albert R. Reda
Albert R. Reda
Chief Executive Officer,
Secretary, and Director

September 30, 1999


/s/ Louis Cherry
Louis Cerry
Chairman of the Board,
President, and Treasurer
(Principal Financial and
Accounting Officer)

September 30, 1999

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Stockholders of Internet Business's International, Inc.

I have audited the accompanying balance sheets of International Food & Beverage, Inc. at June 30, 1999 and 1998, and the related statements of income, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Business's
International, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Henry Schiffer C.P.A., a P.C.
Beverly Hills, California
September 22, 1999

INTERNET BUSINESS'S INTERNATIONAL, INC.
BALANCE SHEETS

                                  June 30    June 30
                                   1998       1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	          1,102      82,577
Accounts receivable  	                  0     	 4,576
Inventories                             0          	0
Prepaid expenses                        0     308,120

Total current asset                 1,102     395,273

INVESTMENTS:                            0   1,885,000

OTHER ASSETS:
Note Receivable                 1,735,000           0
Total Assets                        1,102   4,015,273

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICT)

CURRENT LIABILITIES:
Accounts payable                1,819,644      28,247

Total current liabilities       1,819,644      28,247

LONG TERM DEBT:                   455,000       1,800

SHAREHOLDERS' EQUITY (DEFICT):
Preferred Stock, par value
$100.00 per share;1,000,000
shares authorized, 23,900 and 0
issued and outstanding at
June 30, 1999 and 1998,
respectively                            0   2,390,000

Common Stock, par value $0.01
per share; 199,000,000 shares
authorized, 177,302,997, and
158,060,194 shares issued and
outstanding at June 30, 1999
and 1998, respectively             428,000  1,773,030

Additional paid-in capital           1,000    356,930
Retained earnings (deficit)     (2,702,542)  (534,734)

Total Shareholders' Equity
(Deficit)                       (2,273,542) 3,985,226

Total Liabilities &
Shareholders' Equity (Deficit)       1,102  4,015,273

See Accompanying Notes to Financial Statement

INTERNET BUSINESS'S INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

                   				 Year Ended    Year Ended    Year Ended
                        1997          1998          1999

REVENUES                7,358,000     2,378,000     140,641

COST OF SALES           5,847,000     2,247,839      22,724

GROSS PROFIT            1,511,000        30,161     117,917

OPERATING EXPENSES:
Selling and
distribution            1,512,000       524,998      42,605
General and
administration            407,000       297,002     157,148
Interest expense          122,000        69,000           0

Total operating
expenses                2,041,000       891,000     199,753


GAIN (LOSS) ON
DISPOSITION                            (299,703)

NET OPERATING INCOME
(LOSS)                   (530,000)   (1,160,542)    (81,836)

OTHER INCOME AND EXPENSE
Debt foregiveness                                  2,249,644

NET INCOME (LOSS)        (530,000)    (1,160,542)  2,167,808

NET INCOME (LOSS) PER
COMMON SHARE               (nil)          (nil)       0.01

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING              154,763,438  158,060,194  164,550,320

See Accompanying Notes to Financial Statement

INTERNET BUSINESS'S INTERNATIONAL, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                         Year Ended   Year Ended   Year Ended
                         JUNE 30      JUNE 30      JUNE 30
                         1997         1998         1999
Common Stock:
Balance, beginning of
year                        394,000      428,000      428,000

Common stock issued and
capital contributions        34,000            0    1,354,030

Balance, end of year        394,000      428,000    1,773,030

Preferred Stock
Balance, beginning of year      	                 	         0

Preferred stock issued and
capital contributions			      		                    2,390,000

Balance, end of year                                2,390,000

Additional Paid In Capital
Balance, beginning of year    1,000        1,000        1,000

Common Stock issued and
capital contributions             0            0      355,930

Balance, end of year          1,000        1,000      356,930

Retained Earnings (Deficit)
Balance, beginning of year (1,012,000) (1,542,000) (2,702,542)
Net income (loss)            (530,000) (1,160,542)  2,167,808)

Balance, end of year       (1,542,000) (2,702,542)   (534,734)

Total stockholders
 equity (deficit)          (1,113,000) (2,273,542)  3,985,226


See Accompanying Notes to Financial Statements


INTERNET BUSINESS'S INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

                          Year Ended   Year Ended    Year Ended
                          June 30      June 30       June 30
                          1997         1998          1999

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income (Loss)         (530,000)    (1,160,542)   2,167,808
Adjustments to reconcile
net income (loss) to net
cash provided by (used
in) operating activities:

Depreciation and
amortization               166,000             0           	 0

Issuance of Common Stock
under distribution
agreement                   34,000              0            0

Changes in assets and
liabilities:
Accounts receivable        251,000        254,000       (4,576)
Inventories                220,000        423,000            0
Prepaid expenses             1,000          6,000     (308,120)
Accounts payable            78,000        901,226   (1,791,397)
Accrued wages and
benefits                  (166,000)      (207,000)      	    0
Accrued commissions
and marketing               80,000       (261,000)       	   0
Other accrued expenses      35,000       (153,000)       	   0

Net cash provided by
(used in) operating
activities                 169,000       (197,316)      63,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to, and
reduction of,
fixed assets               (61,000)       800,000    (1,885,000)

Net cash provided by
(used in) investing
investing activities       (61,000)       800,000    (1,885,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance
ofpreferred and common
stock				                                             3,735,030
Proceeds from notes
receivable				                                       (1,735,000)
Proceeds from issuance
of notes payable                 0        (629,582)           0
Principal payments on
notes payable             (100,000)              0      (453,200)
Paid in capital				                                      355,930

Net cash provided by
(used in) financing
activities                (100,000)       (629,582)    1,902,760

NET INCREASE (DECREASE)
IN CASH                      8,000         (26,898)       81,475

CASH AND CASH
EQUIVALENTS,
beginning of period         20,000          28,000         1,102

CASH AND CASH
EQUIVALENTS,
end of period               28,000           1,102        82,577

See Accompanying Notes to Financial Statement

INTERNET BUSINESS'S INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

Note 1.  Descrintion of the Business.

Internet Business's International, Inc. (the "Company") was in the manufacturing business, these operations ceased as of December 31, 1997. In December 1998, after new management was in place, a decision was made to change the Company into an Internet Company offering
E-commerce, internet access as an Internet Service
Provider, hosting through our own server, web hosting, directory services, auction sites and chat rooms. It was also determined to change the Company's name to better reflect the Company's operation, this name came to be Internet Business's International. The management will after the first of the year begin looking for ways to implement the Company's operations.

Note 2.  Change in Control.

In November 1998 new stockholders bought majority control in a private transaction. Immediately after the stock ownership changed, Michael W. Hogarty resigned as the Chief Executive Officer and President of the Company, and Michael W. Hogarty, who was also the solo director, resigned after nominating and electing two new directors from the group that bought controlling shares of stock.

Note 3.  Summary of Significant Accounting Policies.

Fiscal Year

The Company's fiscal year is June 30 year end.

Accounts Receivable and Revenues

With the new venture for the Company into E-commerce, revenues will be generated though credit card sales over the Internet, minimizing the risk of bad debt

Inventories

With this new line of business inventories will be kept to a minimum.

Fixed Assets

All of the Company's fixed assets will be Internet related. The exact extent of what this will consist of will be determined with time.

Other Assets

Other assets will consist primarily of software for Internet programs and other related assets.
Goodwill

Due to the change in the new nature of the business, the Company will not include goodwill in its financial reports at this time.

Income Taxes

The Company follows Statement of Financial Accounting
Standards ("SPAS") No. 109, "Accounting for Income
Taxes." Under this method, deferred income taxed was recognized for the tax consequences in future years of difference between the tax bases of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences were expected to affect taxable income.
Valuation allowances were established, when necessary to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stockholders' Equity Common Share

Stockholders' equity common share is based on the reported net equity divided by the weighted average number of common shares outstanding.

Cash Equivalents

The Company considered highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable!
accrued expenses and notes payable approximates fair value.

Manaqement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Additional Paid In Capital

The additional paid in capital represented on the balance sheet is from the difference of the Preferred
Stock Issuance as noted in Note 5. Stock Issuance as per the agreement and actual amount issued which is $110,000.

Note 4.  Commitments.

Leases

The Company has an operating lease for its internet access operations. This lease is for three years and ends on September 7, 2002; total rent liability of $132,800 over the term of the lease.

Note 5 Stock Issuance

Current Stock Authorized

The Company is currently authorized to issue up to 199,000,000 shares of common stock and 1,000,000 of preferred stock.

Issued and Outstandinq Stock

Common Stock. The Company by the end of this Quarter had issued 177,302,997 common snares, of which 134,495,037 are restricted. Of the restricted, 8,004,005 will be come free trading on 7-21-99.

Preferred Stock. There were 23,900 shares of Preferred
Stock issued by the end of this Quarter.

Preferred Stock Issuance

On December 15, 1998 the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI") where
IHHI agreed to buy up to 25,000 of the Company's preferred shares at the price of $100.00 per share.
Shares purchased under this agreement are to be issued to IHHI or its designee. Payment for the shares sold under this agreement is to be in the form of a promissory note bearing interest at the rate of 9% per annum, and the obligation created thereby is to be secured by a "blanket," or ail inclusive security agreement executed by IHHI and perfected by filings as specified bylaw. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under this agreement directly ;o the shareholder(s) of record at the time such payment becomes due.

By the end of the third quarter ending March 31, 1999, 23,900 shares were issued according to the agreement with IHHI. The balance of the shares to be issued of 1,100 at a par value of $100.00 per share, or $110,000, are being treated as additional paid in capital, and are shown as such on the balance sheet. (See note on Paid In Capital in Note 3.)

Common Stock Issuance

On December 15, 1998 the Company agreed to issue common shares to IHH for IHHI to pay its bills in exchange for the issuance of restricted common stock. Under the terms to this agreement, the Company issued an additional 9,154,999 shares by March 31, 1999.

On December 21, 1998 the Company agreed to acquire several internet sites with issuance of common stock.
Under the terms of this agreement 8,000,00 shares were issued.

By the end of this quarter the Company issued an additional 2,087,791 shares for advertising and site maintenance.

Note 6.  Extraordinary Income.

After review by legal counsel about the collectability of the previous company's unsecured prior debts, it was determined by management to show those debts as uncollectible. Therefore, management has decided to write those debts off and according to IRS codes that uncollectible debt has to be shown as extraordinary income.

Note 7.  Net Loss Carry Forward.

The Net Loss Carry Forward that was incurred due to the prior company's operation will be used to offset the impact of the extraordinary income as indicated above.

EXHIBIT INDEX

Exhibit No.					Description

3.1  	    		    Certificate of Incorporation, as amended
                (incorporated by reference to Exhibit 3.01
                of the Registrant's Annual Report on Form 10-K
                for the	fiscal year ended June 26, 1993).

3.2	            Certificate of Amendment of International Food &
                Beverage, Inc. changing its name to Internet
                Business's International, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

3.3     			     Bylaws (incorporated by reference to Exhibit 3.02
                to the Company's registration statement on Form S-1
                filed with the Securities and Exchange Commission
                on October 29, 1991 - "Registration	Statement").

4     			       Specimen Common Stock Certificate (incorporated by
                reference to	Exhibit 4.01 to the Registration
                Statement).

22.1     		     Subsidiaries (incorporated by reference to Exhibit
                22.1 to the	Registration Statement).

27       			    Financial Data Schedule (see below).