Form 10-Q
period 1999-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 1999-12-01
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1999

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                   COMMISSION FILE NUMBER: 33-43621

                INTERNET BUSINESS'S INTERNATIONAL, INC.
         (Exact name of registrant as specified in its charter)

              Nevada                                      33-0845463
(State or jurisdiction of  incorporation             I.R.S. Employer
           or organization)                          Identification No.)

       3900 Birch Street, Suite 111, Newport Beach, California    92660
            (Address of principal executive offices)           (Zip Code)

               Registrant's telephone number:  (949) 833-0261

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

As of September 30, 1999, the Registrant had 177,666,953 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF SEPTEBMER 30, 1999
         AND JUNE 30, 1999                                         3

         STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED SEPTEMBER 30, 1999
         AND SEPTEMBER 30, 1998                                    4

         STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED SEPTEMBER 30, 1999 AND
         SEPTEMBER 30, 1998                                        5

         NOTES TO FINANCIAL STATEMENTS                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9

PART II

ITEM 1.  LEGAL PROCEEDINGS                                        11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                      11

ITEM 5.  OTHER INFORMATION                                        11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         24

SIGNATURE                                                         25


PART I.

ITEM 1.  FINANCAL STATEMENTS.

               Internet Business's International, Inc.
                      BALANCE SHEETS (Unaudited)

                                   June 30, 1999  September 30, 1999
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents        $      82,577  $       4,059
  Accounts Receivable                      4,576        187,928
  Inventories                                  0         73,771
  Prepaid expenses                       308,120          20,875

  Total current assets                   395,273         286,633

FIXED ASSETS:
  Equipment                                    0         196,664
  Accumulated Depreciation                     0        (163,587)

INVESTMENTS:                           1,885,000        2,449,562

OTHER ASSETS
  Note Receivable:
   Iron Horse Holdings                 1,735,000        1,735,000

  Total Assets                        $4,015,273        $4,504,272

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                        28,247          236,004
  Taxes Payable                                0          201,253
  Current Portion of Long-Term Debt            0           54,034

  Total current liabilities               28,247          491,561

LONG TERM DEBT:                            1,800           25,042

SHAREHOLDERS' EQUITY:
  Preferred Stock Issued               2,390,000        2,390,000
  Common Stock Issued                  1,773,030        1,773,394
  Additional paid-in capital             356,930          356,930
  Retained earnings (deficit)          (534,734)         (534,734)
  Current earnings                                          2,079
  Total Shareholders' Equity           3,985,226        3,987,669

  Total Liabilities & Shareholders'
Equity                                $4,015,273       $4,504,272

See Accompanying Notes to Financial Statement

                 Internet Business's International, Inc.
                   STATEMENTS OF OPERATIONS (Unaudited)

                            Three Months Ended     Three Months Ended
                            September 30, 1998     September 30, 1999

REVENUES
  Sales                      $         0                 $261,581
  Interest Income                      0                   36,521
  Discounts and Allowances             0                   (2,656)
  Total Revenues                       0                  285,446

COST OF SALES                          0                  205,848

GROSS PROFIT                           0                   89,598

OPERATING EXPENSES:
  Selling and distribution             0                        0
  General and administration       3,488                    86,719

  Total Operating Expenses         3,488                    86,719


OTHER INCOME                       2,386                         0

NET INCOME (LOSS)            $    (1,102)                $   2,879


NET INCOME (LOSS) PER
COMMON SHARE                 $(nil)                      $   nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    158,060,194               177,444,535


See Accompanying Notes to Financial Statement

                  Internet Business's International, Inc.
                    STATEMENTS OF CASH FLOWS (Unaudited)

                                        Three Months Ended
                           September 30, 1998       September 30, 1999

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)              $(1,102)               $      2,079

Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities:

 Changes in assets and
liabilities:
  Accounts receivable                0                   (187,928)
  Inventories                        0                    (73,771)
  Equipment                          0                   (196,664)
  Accumulated Depreciation           0                     163,587
  Accrued Taxes                      0                     135,819
  Prepaid expenses                   0                     (20,875)
  Accounts payable                   0                     301,706

  Net cash provided by (used in)
  operating activities          (1,102)                    123,953

CASH FLOWS FROM INVESTING
ACTIVITIES:

  Internet Investments               0                    (231,333)

  Net cash provided by (used in)
 investing activities                0                    (231,333)

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Common Stock Issued                0                        (394)
  Additional Paid-In Capital         0                    (185,503)

  Net cash provided by (used in)
  financing activities               0                    (185,897)

NET INCREASE (DECREASE) IN CASH (1,102)                    (78,517)

CASH AND CASH EQUIVALENTS,
 beginning of period             1,102                      82,577

CASH AND CASH EQUIVALENTS,
 end of period                $      0                  $    4,059

See Accompanying Notes to Financial Statement

               Internet Business's International, Inc.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 Description  of the Business

Internet Business's International, Inc. (the "Company") was in the manufacturing business, these operations ceased as of December 31, l997. In December 1998, after new management was in place, a decision was made to change the company into an Internet Company offering E-commerce, internet access as an Internet Service Provider, hosting through our own server, web hosting, directory services, auction sites and chat rooms. It was also determined to change the Company's name to better reflect the Company's operations, this name came to be Internet Business's International. During 1999, the management began to implement the Company's new direction and operations.

Note 2 Change in Control

In November 1998 new stockholders bought majority control a private transaction. Immediately after the stock. ownership changed, the former majority stock holder resigned as the Chief Executive Officer and President of the Company, and then the former majority stockholder was also the sole director, resigned after nominating and electing two new directors from the group that bought controlling shares of stock.

Note 3 Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year is June 30 year end.

Accounts Receivable and Revenues

With the new venture for the Company into E-commerce, revenues will be generated through credit card sales over the Internet, minimizing the risk of bad debts.

Inventories

With this new line of business, inventories will bc kept to a minimum.

Fixed Assets

All of the Company's fixed assets will be Internet related. The exact extent of what this will consist of will be determined with time.

Other Assets

Other assets will consist primarily of software for Internet programs and other related assets.

Goodwill

Due to the change in the new nature of the business the Company will not include goodwill in its financial reports.

Income Taxes

The Company follows Statement of Financial Accounting Standards ("SPAS") No. 109, "Accounting for Income Taxes. " Under this method, deferred income taxed was recognized for the tax consequences in future years of difference between the taxes of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences were expected to affect taxable income. Valuation allowances were established, when necessary to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stockholders' Equity Common Shares

Stockholders' equity common shares is based on the reported net equity divided by the weighted average number of common shares outstanding.

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

Additional Paid In Capital

The additional paid in capital represented on the balance sheet is from the difference of the Preferred Stock Issuance's as noted in Note 5-Stock Issuance as per the agreement and actual amount issued which is $110,000.

Note 4 Commitments

Leases

The Company has an operating leases for its facilities.

Note 5 Stock Issuance

Current Stock Authorized

The Company is currently authorized to issue up to 199,000,000 shares of common stock and 1,000,000 of preferred stock.

Issued and Outstanding Stock

Common Stock. The Company by the end of this Quarter had issued
177,666,953 common shares, of which 126,854,968 are restricted.

Preferred Stock. There were 23,900 shares of Preferred Stock issued by the end of this Quarter.

Preferred Stock Issuance

On December 15, 1998 the Company entered into an agreement with Iron Horse Holdings, Inc. (IHHI) where IHHI agreed to buy up to 25,000 of the Company's preferred shares at the price of $100.00 per share. Shares purchased under this agreement are to be issued to IHHI or its designee. Payment for the shares sold under this agreement is to be in the form of a promissory note bearing interest at the rate of 9% per annum, and the obligation created thereby is to be secured by a "blanket,'' or all inclusive security agreement executed by IHHI and perfected by filings as specified bylaw. Until such note is paid in full, IHHI shall pay, the 3% coupon on such shares as are issued under this agreement directly to the shareholder(s) of record at the time such payment becomes due.

By the end of the third quarter ending March 31, 1999, 23,900 shares were issued according to the agreement with IHHI. The balance of the shares to be issued of 1,100 at. a par value of $100.00 per share, or $110,000, are being treated as additional paid in capital, and are shown as such on the balance sheet. (See note on Paid In Capital in Note 3.)

Common Stock Issuance On December 15, 1998 the Company agreed to issue common shares to Iron Horse holdings, Inc. (IHHI) for IHHI to pay its bills in exchange for the issuance of restricted common stock. Under the terms to this agreement, the Company issued and additional 9,154,999 shares by March 31, 1999.

On December 21, 1998 the Company agreed to acquire several internet sites with issuance of common stock.. Under the terms of this agreement 8,000,000 shares were issued.

By June 30, 1999 the company issued an additional  2,087,791 shares for advertising and site maintenance.

By the end of this quarter the company issued an additional
112,667 restricted shares for acquiring additional e-commerce sites for the company, and issuing shares to the former President during his tenure of 251,289 for a total of 363,956.

The Company acquired 100% of LA Internet, Inc. in June of 1999 and 100% of the assets of MBM Capital Group, Inc in July of 1999.

Following are the unaudited pro forma revenues and net income
(loss) for the above company and assets:

                            Twelve Months Ended June 30, 1999
                    Revenue     Operating & Expenses      Net Income
LA Internet, Inc.   $2,500,000      $1,920,000             $580,000
MBM Capital Group,
Inc.                $1,200,000      $  960,000             $240,000

Note 6 Extraordinary Income

After review by legal counsel about the collect ability of the previous company's unsecured prior debts, it was determined by management to show those debts as uncollectible. Therefore, management has decided to write those debts off and according to IRS codes that uncollectible debt has to be shown as extraordinary income.

Note 7 Net Loss Carry Forward

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

Results of Operations.

Revenues for the three month period ended September 30, 1999 of $261,581 increased 100% when compared with revenues of $0 in the prior year comparable period due to the start up of operations of the Company in its new business line in the first calendar quarter of 1999.

The gross profits margin of 34.25% for the three months ended September 30, 1999 is a significant increase from the gross profit margin of 0% for the same three month period of the previous fiscal year. Current year margins in the past three months reflect the reopening of the business as an internet company.

Selling, general, and administrative expenses for the three month ended September 30, 1999 were $86,719 when compared with the $3,488 for the prior year comparable period, again due to the reopening of the new business of the Company.

The resulting profit for the three months ended September 30, 1999 was $2,979 when compared with a loss of $1,102 for the same three month period of the previous fiscal year.

Liquidity and Capital Resources.

Net cash provided by the operations of the Company was $123,953 for the three months ended September 30, 1999 versus cash used in operating activities of $1,102 in the comparable prior year period.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on September 30, 1999.

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

The Company currently believes that its systems are Year 2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising or sponsorship of web services, which could have a material adverse effect on its business, results of operations, and financial condition. The Company's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis, and the discussion set forth under "Item 5 Other Information," contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report:

The Annual Meeting of the shareholders of the Company was held on July 9, 1999. The following matters were approved at this meeting:

Election of the three nominated directors;

An increase in the number of authorized directors of the Company from four to five;

The selection of the independent accountant for the current fiscal year;

A reduction in the amount of outstanding shares of common stock of the Company by a one-for-two reverse split of common stock, if the closing trading price of the common stock of the Company reaches or exceeds $1.00 per share on any trading day not later than 180 days from the date of the shareholders meeting; and

An Agreement and Plan of Merger of Internet Business's International, Inc., a Delaware corporation, into Internet Business's International, Inc., a Nevada corporation, for the purpose of redomiciling the Company to the State of Nevada. The Agreement and Plan of Merger was approved by a majority of the of the shareholders entitled to vote (appearing either in person or by proxy). This merger was evidenced by the filing of Articles of Merger with the Nevada Secretary of State (effective on June 15, 1999).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K. Reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-Q, as follows:

(1) Form 8-K filed on July 15, 1999 reflecting the merger described in Item 4 above.

(2) Form 8-K filed on August 16, 1999 reflecting the new transfer agent for the Company, and the address for this firm.

   (b)  Exhibits included or incorporated by reference herein:
See Exhibit Index.

                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Internet Business's International, Inc.

Dated: November 29, 1999    By: /s/ Albert R. Reda
                            Albert R. Reda, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.  Description

2 Agreement and Plan of Merger (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 22, 1999)

3.1          Articles of Incorporation (see below).

3.2 Certificate of Amendment of Articles of Incorporation (see below).

3.3          Bylaws (see below).

10.1 Consulting Agreement between the Company and Mark Crist (incorporated by reference to Exhibit 4.2 to Form S-8 filed on October 8, 1999)

10.2 Purchase Agreement between the Company and Iron Horse Holdings, Incorporated, dated June 10, 1999 (see below).

10.3 Purchase Agreement between the Company and the Stockholders of MBM Capital Group Inc., dated July 1, 1999 (see below).

21           Subsidiaries of the Company (see below).

27           Financial Data Schedule (see below).