Form 10-Q
period 1999-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2000-02-22
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 1999

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

As of December 31, 1999, the Registrant had 189,116,953 shares of common stock issued and outstanding.

                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                             PAGE

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF DECEMBER 31, 1999
AND JUNE 30, 1999                                             3

STATEMENTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED DECEMBER 31, 1999
AND DECEMBER 31, 1998                                         4

STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED DECEMBER 31, 1999 AND
DECEMBER 31, 1998                                             5

NOTES TO FINANCIAL STATEMENTS                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10

PART II

ITEM 1. LEGAL PROCEEDINGS                                    11

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS            11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                      12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS                                          12

ITEM 5.  OTHER INFORMATION                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    12

SIGNATURE                                                    12

PART I.

ITEM 1.  FINANCAL STATEMENTS.

              INTERNET BUSINESS'S INTERNATIONAL, INC.
                   BALANCE SHEETS (Unaudited)

                                 June 30, 1999     December 31, 1999
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents      $    82,577       $   121,322
  Accounts Receivable                  4,576           290,120
  Inventories                              0            84,286
  Prepaid expenses                   308,120            18,320
   Total current assets              395,273           514,048

FIXED ASSETS:
  Equipment                                0           199,978
  Accumulated Depreciation                 0          (167,997)

INVESTMENTS:                       1,885,000         2,268,562

OTHER ASSETS
  Note Receivable:
  Iron Horse Holdings              1,735,000         1,735,000

   Total Assets                   $4,015,273        $4,549,591

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                    28,247           279,108
  Taxes Payable                            0           227,282
  Current Portion of Long-Term Debt        0             1,321
   Total current liabilities          28,247           507,711

LONG TERM DEBT:                        1,800            21,008

SHAREHOLDERS' EQUITY:
  Preferred Stock Issued           2,390,000         2,390,000
  Common Stock Issued              1,773,030         1,891,117
  Additional paid-in capital         356,930           249,924
  Retained earnings (deficit)       (534,734)         (534,734)
  Current earnings                         0            24,565
    Total Shareholders' Equity     3,985,226          4,020,872

  Total Liabilities &
Shareholders' Equity              $4,015,273         $4,549,591

See Accompanying Notes to Financial Statement

             INTERNET BUSINESS'S INTERNATIONAL, INC.
              STATEMENTS OF OPERATIONS (Unaudited)

                 Three Months Ended          Six Months Ended
              December 31,  December 31,  December 31, December 31,
                  1998          1999          1998        1999

REVENUES      $         0   $ 540,102     $         0  $  835,548

COST OF SALES           0     199,102               0     404,950

GROSS PROFIT            0     341,000               0     430,598

EXTRAORDINARY
INCOME          2,274,644                   2,274,644

OPERATING EXPENSES:
Selling and
distribution            0      26,501               0      26,501
General and
administration     34,224     292,813          37,712     379,532

Total Operating
Expenses           34,224     319,314          37,712     406,033

OTHER INCOME            0           0           2,386           0

NET INCOME
(LOSS)         $2,240,420      21,686      $2,239,318   $  24,565

NET INCOME
(LOSS)               $.01        $nil            $.01        $nil
PER COMMON
SHARE

WEIGHTED
AVERAGE
NUMBER OF
COMMON
SHARES
OUTSTANDING   158,060,194  181,737,364    158,060,194  181,737,364

See Accompanying Notes to Financial Statements


                 INTERNET BUSINESS'S INTERNATIONAL, INC.
                   STATEMENTS OF CASH FLOWS (Unaudited)

                                       Six Months Ended
                           December 31, 1998      December 31, 1999

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)          $2,239,318              $       24,565
Adjustments for non-cash
items:
From Extra Ordinary
Income                    ($2,274,644)
Adjustments to reconcile
net income (loss) to net
cash provided by (used in)
operating activities:
  Changes in assets and
  liabilities:
   Accounts receivable              0                    (290,120)
   Inventories                      0                  (   84,286)
   Equipment                        0                    (199,978)
   Accumulated Depreciation         0                     167,977
   Accrued Taxes                    0                      227,282
   Prepaid expenses                 0                    (  18,320)
   Accounts payable            34,224                      279,108

   Net cash provided by
   (used in) operating
   activities                  (1,102)                     106,228

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Internet Investments              0                       (49,402)

  Net cash provided by
(used in) investing
activities                          0                       (49,402)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Common Stock Issued               0                      (118,087)
  Additional Paid-In Capital        0                       100,006
  Net cash provided by
  (used in) financing
activities                          0                     (  18,081)

NET INCREASE (DECREASE)
IN CASH

                               (1,102)                     ( 38,745)

CASH AND CASH
EQUIVALENTS,
beginning of period             1,102                        82,577

CASH AND CASH
EQUIVALENTS,
end of period                       0                       121,322

See Accompanying Notes to Financial Statement

              Internet Business's International, Inc.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 Description  of the Business

Internet Business's International, Inc. (the "Registrant") was in the manufacturing business, these operations ceased as of December 31, l997. In December 1998, after new management was in place, a decision was made to change the company into an Internet firm offering e-commerce, internet access as an Internet Service Provider, hosting through our own server, web hosting, directory services, auction sites and chat rooms. It was also determined to change the Registrant's name to better reflect the Registrant's operations, this name came to be Internet Business's International. During 1999, the management began to implement the Registrant's new direction and operations.

Note 2 Change in Control

In November 1998 new stockholders bought majority control a private transaction. Immediately after the stock. ownership changed, the former majority stock holder resigned as the Chief Executive Officer and President of the Registrant, and then the former majority stockholder was also the sole director, resigned after nominating and electing two new directors from the group that bought controlling shares of stock.

Note 3 Summary of Significant Accounting Policies

Fiscal Year

The Registrant's fiscal year is June 30 year end.

Accounts Receivable and Revenues

With the new venture for the Registrant into e-commerce, revenues will be generated through credit card sales over the Internet, minimizing the risk of bad debts.

Inventories

With this new line of business, inventories will bc kept to a minimum.

Fixed Assets

All of the Registrant's fixed assets will be Internet related.
The exact extent of what this will consist of will be determined with time.

Other Assets

Other assets will consist primarily of software for Internet programs and other related assets.

Goodwill

Due to the change in the new nature of the business the Registrant will not include goodwill in its financial reports.

Income Taxes

The Registrant follows Statement of Financial Accounting Standards ("SPAS") No. 109, "Accounting for Income Taxes. " Under this method, deferred income taxed was recognized for the tax consequences in future years of difference between the taxes of assets and liabilities, and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences were expected to affect taxable income. Valuation allowances were established, when necessary to reduce deferred tax assets to the amount expected to be realized. Under this standard the provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stockholders' Equity Common Shares

Stockholders' equity common shares is based on the reported net equity divided by the weighted average number of common shares outstanding.

Cash Equivalents

The Registrant considered highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of the Registrant's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value.

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

Note 4 Commitments

Leases

The Registrant has an operating leases for its facilities.

Note 5 Stock Issuance

Current Stock Authorized

The Registrant is currently authorized to issue up to 199,000,000 shares of common stock and 1,000,000 of preferred stock.

Issued and Outstanding Stock

Common Stock. The Registrant by the end of this Quarter had issued 189,116,953 common shares, of which 132,304,968 are restricted.

Preferred Stock. There were 23,900 shares of Preferred Stock issued by the end of this Quarter.

Preferred Stock Issuance

On December 15, 1998 the Registrant entered into an agreement with Iron Horse Holdings, Inc. (IHHI) where IHHI agreed to buy up to 25,000 of the Registrant's preferred shares at the price of $100.00 per share. Shares purchased under this agreement are to be issued to IHHI or its designee. Payment for the shares sold under this agreement is to be in the form of a promissory note bearing interest at the rate of 9% per annum, and the obligation created thereby is to be secured by a "blanket,'' or all inclusive security agreement executed by IHHI and perfected by filings as specified bylaw. Until such note is paid in full, IHHI shall pay, the 3% coupon on such shares as are issued under this agreement directly to the shareholder(s) of record at the time such payment becomes due.

By the end of the third quarter ending March 31, 1999, 23,900 shares were issued according to the agreement with IHHI. The balance of the shares to be issued of 1,100 at. a par value of $100.00 per share, or $110,000, are being treated as additional paid in capital, and are shown as such on the balance sheet. (See note on Paid In Capital in Note 3.)

Common Stock Issuance On December 15, 1998 the Registrant agreed to issue common shares to Iron Horse holdings, Inc. (IHHI) for IHHI to pay its bills in exchange for the issuance of restricted common stock. Under the terms to this agreement, the Registrant issued and additional 9,154,999 shares by March 31, 1999.

On December 21, 1998 the Registrant agreed to acquire several internet sites with issuance of common stock.. Under the terms of this agreement 8,000,000 shares were issued.

By June 30, 1999 the Registrant issued an additional  2,087,791 shares for advertising and site maintenance.

By the end of September 30,1999, the Registrant issued an additional 112,667 restricted shares for acquiring additional e-commerce sites for the Registrant, and issuing shares to the former President during his tenure of 251,289 for a total of 363,956.

The Registrant acquired the sites using the purchase method of accounting, 100% of LA Internet, Inc. in June of 1999 for
$525,000.00 from IHHI which was credited towards the note that is owed by IHHI to the Registrant. The Registrant acquired 100% of the assets of MBM Capital Group, Inc in July of 1999, for $72,000.00 in cash and 112,667 in restricted shares.

Following are the unaudited pro forma revenues and net income
(loss) for the above companies  and assets:

                             Twelve Months Ended June 30, 2000
                         Revenue   Operating & Expenses   Net Income
LA Internet, Inc .       $2,500,000     $1,920,000        $ 580,000
MBM  Capital  Group,
Inc.                     $1,200,000     $  960,000        $ 240,000

By the end of December 31, 1999, the Registrant issued an additional 11,450,000 shares. Of which 6,000,000 were issued for services these services allowed the Registrant to obtain the services of a contract with MSN, obtain e-commerce site and acquire the Real Estate Mortgage site. The 5,450,000 shares that were issued for the Net 2 Loan site and for the Optical Brigade Site of which 5,000,000 are held in an escrow pending performance of the sites.

The Registrant acquired the sites using the purchase method of accounting for 100% of Net 2 Loan and the Optical Brigade sites.

Following are the  unaudited proforma revenues and net income
(loss) for the above Registrant sites.

                             Twelve Months Ended December 31, 2000
                         Revenue   Operating & Expenses   Net Income
Net 2 Loan               $ 630,000      $   310,000       $ 320,000
Optical Brigade          $ 360,000      $   150,000       $ 210,000

Note 6 Extraordinary Income

After review by legal counsel about the collect ability of the previous Registrant's unsecured prior debts, it was determined by management to show those debts as uncollectible. Therefore, management has decided to write those debts off and according to IRS codes that uncollectible debt has to be shown as extraordinary income.

Note 7 Net Loss Carry Forward

The Net Loss Carry Forward that was incurred due to the prior
Registrant's operation will be used to offset the impact of the extraordinary income as indicated above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the six month period ended December 31, 1999 of $835,548 increased 100% when compared with revenues of $0 in the prior year comparable period due to the start up of operations of the Registrant in its new business line in the first calendar quarter of 1999.

The gross profits margin of 51.53% for the six months ended December 31, 1999 is a significant increase from the gross profit margin of 0% for the same three month period of the previous fiscal year. Current year margins in the past six months reflect the reopening of the business as an internet company.

Selling, general, and administrative expenses for the six months ended December 31, 1999 were $379,532 when compared with the $37,712 for the prior year comparable period, again due to the reopening of the new business of the Registrant.

The resulting profit for the six months ended December 31, 1999 was $24,565 when compared with a profit of $2,239,318 due to the write-off of previous unsecured debts as uncollectible for the same six month period of the previous fiscal year.

Liquidity and Capital Resources.

Net cash provided by the operations of the Registrant was $106,228 for the six months ended December 31, 1999 versus cash used in operating activities of $1,102 in the comparable prior year period.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on December 31, 1999.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Registrant does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising or sponsorship of web services, which could have a material adverse effect on its business, results of operations, and financial condition. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. A report on Form 8-K was filed during the second quarter of the fiscal year covered by this Form 10-Q as follows: A Form 8-K filed on November 22, 1999 to reflect an amendment to the Form 8-K filed on July 16, 1999 to show the Agreement and Plan of Merger as an Exhibit thereto.

(b)  Exhibits included or incorporated by reference herein:
See Exhibit Index.

                          SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Internet Business's International, Inc.



Dated: February 21, 2000   By: /s/ Albert R. Reda
                                   Albert R. Reda,
                                   Chief Executive Officer

                            EXHIBIT INDEX

Exhibit
   No.                            Description

2 Agreement and Plan of Merger (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 22, 1999)

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on December 1, 1999).

3.2       Certificate of Amendment of Articles of Incorporation
         (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on December 1, 1999).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on December 1, 1999).

10.1 Consulting Agreement between the Registrant and Mark Crist (incorporated by reference to Exhibit 4.2 to Form S-8 filed on October 8, 1999)

10.2 Purchase Agreement (LA Internet) between the Registrant and Iron Horse Holdings, Incorporated, dated June 10, 1999
         (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on December 1, 1999).

10.3 Purchase Agreement between the Registrant and the Stockholders of MBM Capital Group Inc., dated July 1, 1999
         (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on December 1, 1999).

10.4 Acquisition Agreement (Net 2 Loan) between the Registrant and Lifestyle Mortgage Partners (see below).

10.5     Purchase Agreement (license) between the Registrant and
         Stockholders of California Land & Home Sale, Inc. (see below).

10.6     Acquisition Agreement (Optical Brigade) between the
         Registrant and Wade Whitley (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-Q filed on December 1, 1999).

27       Financial Data Schedule (see below).