Form 10-Q
period 2000-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2000-05-22
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

               COMMISSION FILE NUMBER: 33-43621

            INTERNET BUSINESS'S INTERNATIONAL, INC.
    (Exact name of registrant as specified in its charter)

       Nevada                                               33-0845463
(State or jurisdiction of  incorporation                  (I.R.S. Employer
            or organization)                              Identification No.)

4634 South Maryland Parkway, Suite 101, Las Vegas, Nevada       89119
    (Address of principal executive offices                  (Zip Code)

           Registrant's telephone number:  (702) 968-0008

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

As of March 31, 2000, the Registrant had 200,395,113 shares of common stock issued and outstanding.

                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS
         AS OF JUNE 30, 1999 AND MARCH 31, 2000                    3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS
         ENDED MARCH 31, 1999 AND MARCH 31, 2000                   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED MARCH 31, 1999
         AND MARCH 31, 2000                                        5

         NOTES TO FINANCIAL STATEMENTS                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

PART II

ITEM 1.  LEGAL PROCEEDINGS                                        13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                      13

ITEM 5.  OTHER INFORMATION                                        13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURE                                                         14

PART I.

ITEM 1.  FINANCAL STATEMENTS.

             INTERNET BUSINESS'S INTERNATIONAL, INC.
              CONSOLIDATED BALANCE SHEETS (Unaudited)

                                            June 30         March 31
                                             1999             2000

                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $   82,577      $3,314,429
  Accounts Receivable                            4,576         102,193
  Inventories                                                   85,101
  Other assets                                 308,120          60,408
  Total Current Assets                         395,273       3,562,131

FIXED ASSETS:
  Equipment                                          0         450,527
  Accumulated Depreciation                           0        (184,586)
  Total Fixed Assets                                 0         265,941

INVESTMENTS:                                 1,885,000       2,480,088

OTHER ASSETS
  Note Receivable: Iron Horse Holdings       1,735,000       1,735,000
  Prepaid Expenses                                   0         167,356
  Total Other Assets                         1,735,000       1,902,356

   Total Assets                             $4,015,273      $8,210,516

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                              28,247         236,004
  Taxes Payable                                      0         158,942
  Current Portion of Long-Term Debt                  0          54,034
  Total Current Liabilities                     28,247         448,980

LONG TERM DEBT:
  Long Term Debt                                 1,800          79,076
  Less Current Portion                               0         (54,034)
  Total Long Term Debt                           1,800          25,042

  Total Liabilities                             30,047         474,022

SHAREHOLDERS' EQUITY:
  Preferred Stock Issued                     2,390,000       2,390,000
  Common Stock Issued                        1,773,030       2,003,951
  Additional paid-in capital                   356,930       3,687,794
  Retained earnings (deficit)                 (534,734)       (534,734)
  Current earnings                                   0         189,483
  Total Shareholders' Equity                 3,985,226       7,736,494

  Total Liabilities & Shareholders' Equity  $4,015,273      $8,210,516

See Accompanying Notes to Financial Statement

               INTERNET BUSINESS'S INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                Three Months Ended     Nine Months Ended
                               March 31    March 31   March 31    March 31
                                  1999       2000        1999      2000

REVENUES                       $      0   $1,205,361   $      0   $2,034,693

COST OF SALES                         0      139,818          0      401,840

GROSS PROFIT                          0   $1,065,543               1,632,853

EXTRAORDINARY INCOME                  0            0    2,274,644          0

OPERATING EXPENSES:

  Selling and distribution                   502,841            0    529,393

  General and administration     18,231      443,441       55,943    822,971

  Total Operating Expense        18,231      946,282       55,943  1,352,364

NET ORDINARY INCOME             (18,231)     119,261    2,218,701    280,489

OTHER INCOME/EXPENSE-TAXES            0      (88,597)       2,386    (91,006)

NET INCOME (LOSS)              $(18,231)      30,664   $2,221,087   $189,483

NET INCOME (LOSS)                  nil         nil            .01      nil
PER COMMON SHARE

WEIGHTED AVERAGE
NUMBER OF COMMON           177,302,997   189,179,555  177,302,997 189,179,555
SHARES OUTSTANDING

See Accompanying Notes to Financial Statements

              INTERNET BUSINESS'S INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                            Nine Months Ended
                                     March 31, 1999      March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                  $  2,221,087        $  189,483
Adjustments for non-cash items:
from Extra Ordinary Income             (2,274,644)                0
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
Changes in assets and liabilities:
  Accounts receivable                           0          (102,192)
  Inventories                                   0           (85,101)
  Accounts payable                         52,455            236,004
  Current Long Term Debt                        0             54,034
  Accrued Taxes                                 0            (60,183)
  Net cash provided by (used in)
   operating activities                    (1,102)           232,045

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment                                     0           (450,527)
  Accumulated Depreciation                      0            184,586
  Internet Investments                          0            477,585
  Prepaid expenses                              0           (167,356)
  Net cash provided by (used in)
  investing activities                          0             44,288

CASH FLOWS FROM FINANCING ACTIVITIES:
  LTD                                           0             79,076
  Less Current Portion LTD                      0            (54,034)
  Common Stock Issued                           0           (757,789)
  Additional Paid-In Capital                    0          3,687,794
  Net cash provided by (used in)
  financing activities                          0          2,955,047

NET INCREASE (DECREASE) IN CASH            (1,102)         3,231,380

CASH AND CASH EQUIVALENTS,
  beginning of period                       1,102             83,050

CASH AND CASH EQUIVALENTS,
  end of period                                 0          3,314,430

See Accompanying Notes to Financial Statement

               INTERNET BUSINESS'S INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

Note 1  Description  of the Business

Internet Business's International, Inc. (the "Registrant") was in the manufacturing business, these operations ceased as of December 31, l997. In December 1998, after new management was in place, a decision was made to change the Registrant into an internet company offering e-commerce, internet access as an Internet Service Provider, hosting through our own server, web hosting, directory services, auction sites and chat rooms. It was also determined to change the Registrant's name to better reflect the Registrant's operations, this name came to be Internet Business's International. During 1999, the management began to implement the Registrant's new direction and operations.

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

Note 3  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and Regulation SX. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Registrant's audited financial statements for the year ended June 30, 1999 as contained in a Form 10-K filed with the U.S. Securities and Exchange Commission for additional disclosures including a summary of accounting policies, which have not significantly changed.

Principles of Consolidation

The consolidated financial statements of the Registrant include the accounts of the Registrant and all its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated.

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

Additional Paid In Capital

The additional paid in capital represented on the balance sheet is from the difference of the Preferred Stock Issuances as noted in Note 5-Stock Issuance as per the agreement and actual amount issued which is $110,000.

Note 4  Commitments

Leases

The Registrant has operating leases for its facilities.

Note 5  Stock Issuance

Current Stock Authorized

The Registrant was authorized to issue up to 199,000,000 shares of common stock and 1,000,000 of preferred stock. On February 11, 2000 the authorized was increased to 249,000,000 shares of common stock and 1,000,000 of preferred stock.

Issued and Outstanding Stock

Common Stock. The Registrant by the end of this quarter had issued 200,395,113 common shares, of which 108,102,329 are restricted.

Preferred Stock. There were 23,900 shares of Preferred Stock issued by the end of this Quarter.

Preferred Stock Issuance

On December 15, 1998 the Registrant entered into an agreement with Iron Horse Holdings, Inc. (IHHI) where IHHI agreed to buy up to 25,000 of the Registrant's preferred shares at the price of $100.00 per share. Shares purchased under this agreement are to be issued to IHHI or its designee. Payment for the shares sold under this agreement is to be in the form of a promissory note bearing interest at the rate of 9% per annum, and the obligation created thereby is to be secured by a "blanket," or all inclusive security agreement executed by IHHI and perfected by filings as specified bylaw. Until such note is paid in full, IHHI shall pay, the 3% coupon on such shares as are issued under this agreement directly to the shareholder(s) of record at the time such payment becomes due.

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

By the end of September 30,1999, the Registrant issued an additional 112,667 restricted shares for acquiring additional e-commerce sites for the Registrant, and issuing shares to the former President during his tenure of 251,289 for a total of 363,956. The Registrant acquired the sites using the purchase method of accounting.

The Registrant acquired 100% of LA Internet, Inc. in June of 1999 for $525,000 from IHHI, which was credited towards the note that is owed by IHHI to the Registrant. The Registrant acquired 100% of the assets of MBM Capital Group, Inc in July of 1999, for $72,000 in cash and 112,667 in restricted shares.

Following are the unaudited pro forma revenues and net income
(loss) for the above companies:

                           Twelve Months Ended June 30, 2000
                          Revenue     Operating Expenses     Net Income
LA Internet, Inc.         $637,206          $582,323          $54,883
MBM  Capital Group, Inc.   531,551           469,880           61,671

By the end of December 31, 1999, the Registrant issued an additional 11,450,000 shares, of which 6,000,000 were issued for services. These services allowed the Registrant to obtain the services of a contract with Microsoft Network, obtain an e-commerce site, and acquire the Real Estate Mortgage site. The 5,450,000 shares that were issued for the Net 2 Loan site and for the Optical Brigade site, of which 5,000,000 are held in an escrow pending performance of the sites. The Registrant acquired the sites using the purchase method of accounting.

Following are the  unaudited proforma revenues and net income
(loss) for the above Registrant sites:

                         Twelve Months Ended December 31, 2000
                       Revenue     Operating Expenses     Net Income
Net 2 Loan             $346,423         $147,710           $199,713
Optical Brigade          27,893           19,588              8,305

By the end of March 2000, the Registrant issued an additional 11,268,460 shares of stock, of which 7,000,000 shares of common stock, where issued in a private placement of the Registrant's common stock which provided to the Registrant $3,382,560. The Registrant also acquired 100% of the assets of 2xtreme, a limited partnership, and all of the stock and assets of Allstates Communication, Inc., for 230,000 shares of stock and cash, and 80% of Global GPP Corp. for cash. The Registrant also issued 4,038,460 for services which allowed the Registrant to obtain the aforementioned assets.

Following are the unaudited proforma revenues and net income
(loss) for the above Registrant assets and companies:

                              Nine Months Ended  December 31, 2000
                            Revenue    Operating Expenses    Net Income
2xtreme                     $ 95,920      $ 85,232            $10,688
Allstates Communications,
Inc.                         183,566        93,562             90,004

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

Results of Operations.

Revenues for the nine month period ended March 31, 2000 of $2,034,693 increased 100% when compared with revenues of $0 in the prior year comparable period due to the start up of operations of the Registrant in its new business line in the first calendar quarter of 1999.

The gross profits margin of 80.25% for the nine months ended March 31, 2000 is a significant increase from the gross profit margin of 0% for the same three month period of the previous fiscal year. Current year margins in the past nine months reflect the reopening and expansion of the business as an internet company.

Selling, general, and administrative expenses for the nine months ended March 31, 2000 were $1,352,364 when compared with the $55,943 for the prior year comparable period, again due to the reopening of the new business of the Registrant.

The resulting profit for the nine months ended March 31, 2000 was $189,483 when compared with a profit of $2,221,087 due to the write-off of previous unsecured debts as uncollectible for the same six month period of the previous fiscal year.

Liquidity and Capital Resources.

Net cash provided by the operations of the Registrant was $232,044 for the nine months ended March 31, 2000 versus cash used in operating activities of $1,102 in the comparable prior year period.

In March 2000, the Registrant issued 7,000,000 shares of common stock in connection with a private placement of its stock.
This offering resulted in proceeds to the Registrant of $3,382,560.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended on March 31, 2000: (a) purchase in January 2000 of three Cisco Systems routers for a total of $83,000; (b) purchase in February 2000 of two Dell Computer servers; and (c) purchase in March 2000 of one IBM server.

Projection - Global GPP Corp.

On March 21, 2000, the Registrant entered into an agreement with Roanoke Technology Corp., and Global GPP Corp. (a newly formed corporation) for the purpose of developing a business to business website in Eastern Europe. This agreement specifies that the Registrant owns 80% of Global GPP Corp. Subsequently, on March 30, 2000, the Registrant, through a newly formed Hungary corporation (GPP Hungary Kft) wholly owned by Global GPP Corp., entered into an agreement with Haitec Magyarorazagi Kft for the specific development of this website in Hungary. Based on contracts currently being negotiated, the Registrant projects the following approximate figures for Global GPP Corp. (which has not had any revenue to date) through December 31, 2000: Revenue of $4,000,000, operating expenses of $2,000,000, and net income of $2,000,000.

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

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On December 5, 1997, Louis Cherry, Chairman of the Board of the Registrant, filed a petition for bankruptcy under Chapter 11 (reorganization) of the Bankruptcy Code in the Bankruptcy Court in Santa Ana, California (Case No. SA 97-10717 RA). This petition was dismissed on April 19, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. The following reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-Q as follows:

(1) A Form 8-K was filed on February 28, 2000 to reflect the new transfer agent for the Registrant, effective on February 1, 2000.

(2) A Form 8-K/A was filed on March 10, 2000 to reflect the change in address of the corporate offices of the Registrants, and its correct new telephone number.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Internet Business's International, Inc.



Dated: May 18, 2000        By: /s/ Albert R. Reda
                           Albert R. Reda, Chief Executive Officer

                          EXHIBIT INDEX

Exhibit                    Description
  No.
2 Agreement and Plan of Merger (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 22, 1999)

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on December 1, 1999).

3.2    Certificate of Amendment of Articles of Incorporation
      (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on December 1, 1999).

3.3 Certificate of Amendment of Articles of Incorporation (see below).

3.4 Certificate of Amendment of Articles of Incorporation (see below).

3.5 Bylaws (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on December 1, 1999).

4.1    Retainer Stock Plan for Non-Employee Directors and
       Consultants, dated October 1, 1999 (incorporated by reference to
       Exhibit 4.1 to Form S-8 filed on October 8, 1999)

4.2 Consulting Agreement between the Registrant and Mark Crist, dated October 5, 1999 (incorporated by reference to Exhibit 4.2 to Form S-8 filed on October 8, 1999)

10.1   Purchase Agreement (LA Internet) between the Registrant and
       Iron Horse Holdings, Incorporated, dated June 10, 1999
      (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on December 1, 1999).

10.2 Purchase Agreement between the Registrant and the Stockholders of MBM Capital Group Inc., dated July 1, 1999
      (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on December 1, 1999).

10.3 Acquisition Agreement (Net 2 Loan) between the Registrant and Lifestyle Mortgage Partners, dated September 15, 1999
      (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on February 22, 2000).

10.4   Purchase Agreement (license) between the Registrant and
       Stockholders of California Land & Home Sale, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on February 22, 2000).

10.5   Acquisition Agreement (Optical Brigade) between the
       Registrant and Wade Whitley, dated November 1, 1999 (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on February 22, 2000).

10.6 Agreement for Acquisition between the Registrant and Direct Communications, Inc., dated February 25, 2000 (see below).

10.7 Agreement between the Registrant and Internet 2xtreme, dated March 6, 2000 (see below).

10.8 Agreement between the Registrant, Roanoke Technology Corp., and Global GPP Corp., dated March 21, 2000 (see below).

10.9   Agreement between GPP Hungary Kft and Haitec Magyarorazagi
       Kft, dated March 30, 2000 (see below).

21     Subsidiaries of the Registrant (see below).

27     Financial Data Schedule (see below).