Form 10-K
period 2000-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2000-09-27
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE
30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 33-43621

               INTERNET BUSINESS'S INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

              Nevada                                    33-0845463
(State or jurisdiction of  incorporation                I.R.S. Employer
          or organization)                              Identification No.)

4634 South Maryland Parkway, Suite 101, Las Vegas, Nevada       89119
(Address of principal executive offices)                   (Zip Code)

           Registrant's telephone number:  (702) 968-0008

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 22, 2000: Common Stock, par value $0.001 per share -- $30,026,659. As of September 22, 2000, the Registrant had 225,115,113 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

PART I                                                          PAGE

ITEM 1.  BUSINESS                                                  3

ITEM 2.  PROPERTIES                                               16

ITEM 3.  LEGAL PROCEEDINGS                                        16

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS        16

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                          17

ITEM 6.  SELECTED FINANCIAL DATA                                  18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS            19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                   22

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      22

ITEM 11.  EXECUTIVE COMPENSATION                                  23

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                   24

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          25

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                 26

SIGNATURES                                                        27

PART I.

ITEM 1.  BUSINESS.

Internet Business's International, Inc. ("Registrant"), was in the business of manufacturing of a complete line of pizzas, pizza components, and specialty baked products; these operations ceased as of December 31, 1997. In December 1998 after new management was in place, a decision was made to change the company into an Internet Registrant offering e-commerce, internet access as an Internet Service Provider, hosting through our own server and other enhancements and service through and for the Internet. It was also determined to change the companies name to better reflect the companies operation: Internet Business's International, Inc. The management began after the first of the year looking for ways to implement the Registrant's operations.

On July 1, 1999, an Agreement and Plan of Merger between Internet Business's International, Inc., a Delaware corporation, and Internet Business's International, Inc., a Nevada corporation, was executed by an authorized signatory of each company. At a duly called annual meeting of shareholders on July 9, 1999, the merger of the two companies was approved by a majority of the shareholders entitled to vote (appearing either in person or by proxy). On July 15, 1999, Articles of Merger were filed with the Nevada Secretary of State, which formally resulted in the redomicile of the registrant to the State of Nevada.

Introduction.

The Registrant, after January 1, 1999, had been engaged in the development, operation and marketing of a number of commercial Internets web sites, through the end of the fiscal year June 30, 2000. The Registrant as of July 1, 1999, began to actively market and expand its Internet Service Provider ("ISP") and during this fiscal year, acquire other business, products and services. The expansion and marketing of the ISPs dial-up Internet access, high speed Internet access, web hosting and design departments. The companies, products and services, acquired range from B2B, B2C, e-commerce, lending and leasing on line. The Registrant also upgraded its infrastructure with state of the art hardware and started to use cutting edge technology which it has either developed itself or for which it has acquired licenses. The Registrant first announced its web sites in March of 1999.

Internet Access.

LA Internet, Inc. (a wholly owned subsidiary of the Registrant), has increased its hardware, bandwidth and the number of divisions since July 1, 1999. It has Sun and Dell servers, Cisco routers and BreezeCom equipment. This has become a state of the art hardware company with co-located equipment at various facilities throughout the United States. It has T-1's to T-3's for bandwidth and contracts with ELI, MCI, and Next Link, among other bandwidth providers. LA Internet Inc. owns and operates Lainternet.com (national dial-up internet access), has POPs (Points of Presences), or commonly known as Dial-Up access phone numbers, through out the United States.

2xterme DSL.com (high speed internet access Digital Subscriber
Line), offers DSL service thorough most of the western United States. BeyonDSL.com (wireless high speed internet access) has currently initiated its service in Las Vegas, Nevada. LA Internet Works (TV shows and concerts on line) uses state of the art video streaming to add content to the site with its first on-line video streamed concert featuring Pat Benatar, with many similar concerts forth coming. LA Internet Design (Web design and hosting) is currently doing Web Design and Hosting for commercial businesses and government agencies.

Lending on Line.

Net2Loan (a division of the Registrant), which generates and begins the initial processing of the loans on line. It is in the top ten of several search engines on the Internet.

Atlas Capital Corporation (a wholly owned subsidiary of the Registrant) is the Mortgage Banking company that process and funds the loans generated by the Net2Loan site, and by other marketing programs that it utilizes.

Leasing on Line.

Discount Online Leasing, (a division of the Registrant) which generates business leasing on line; these are funded through outside sources.

Business 2 Business.

Global Group Purchasing Plan, Corp, (an 80% majority ownership of the Registrant) is a Business 2 Business reverse auction, where a business (purchasing party) offers to purchase products on line and those product suppliers offer to sell of that product it to the purchasing party, and the lowest price wins. It has offices in Europe and the United States and uses an IBM Server for processing its auctions.

Site Creator, (a division of the Registrant) a business or individual can create their own e-commerce Internet site, which will be hosted by LA Internet.

International Business Company, (a wholly owned subsidiary of the Registrant acquired after the end of the fiscal year) a software development, application service provider company, is an IBM solutions provider and an Oracle certified web-form developer. Its software allows businesses to sell its products online through it's applications program.

Business 2 Consumer.

Keyword Space, (a division of the Registrant), provides to the business community market placement through it's Key Word
Program, on one of the Internets foremost portals MSN.com.

e-Commerce.

Optical Brigade, (a division of the Registrant), this division offers to Consumers visual aids and designer sunglasses on the Internet.

Marketing.

Allstates Communications, Inc. (a wholly owned subsidiary of the Registrant), which provides marketing for Cellular and Digital wireless Phones throughout most of the United States, through telephonic communications with consumers. It also commenced marketing Keyword Space.com services, and LA Internet services.

On Line Communities.

Fanz web site (a division of the Registrant) offers a comprehensive, intuitive and user-friendly system to access aggregated information content, communication services, and user community services. The web site includes a hierarchical, subject-based index of user-contributed messages focused on underlying themes of the different FANZ's sites. Users can either browse the listings by subject matter, or use a rapid keyword search facility that scans the contents of the entire directory, or any subcategory within the web site. The Registrant plans to offer through sponsorship and advertising arrangements with merchants, its user-members the opportunity to purchase goods and services.

Auction sites.

Auction Winner, US Liquidator, Bid Farm, (divisions of the Registrant). The Registrant believes that "User-Contributed Content," as embodied in the Registrant's Internet offerings, will allow a maximum of interesting, diverse, and continuously updated, web site content at minimum cost and administrative overhead. The marketing of these sites have been delayed until the Registrant has developed a marketing program that fit within the overall Registrant plans.

Market.

The following explanation will address the market for the Registrant, as well as many of the risks associated with this business.

The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and management expects that competition will continue to intensify. Negative competitive developments could have a material adverse effect on the Registrant's business and on the trading price of its stock. The Registrant competes with many other providers of online navigation, information and community services. As the Registrant expands the scope of its Internet services, it will compete directly with a greater number of Internet sites and other media companies across a wide range of different online services.

The Registrant also competes in vertical markets where competitors may have advantages in expertise, brand recognition, and other factors. Many companies offer directly competitive products or services information and community services, including, among others: America Online, Inc.; Yahoo! CNET, Inc.
(Snap); Excite, Inc.; Infoseek Corporation (including Go network); Lycos, Inc. (including HotBot and Tripod); Microsoft Corporation (msn.com); and Netscape Communications Corporation (Netcenter). In the past several months, there have been a number of significant acquisitions and strategic plans announced among and between these companies. These include: The Walt Disney Company acquiring a significant interest in Infoseek; AOL acquiring Time Warner, Netscape, @Home Networks, Inc., a provider of high speed internet access serving the cable television infrastructure and the largest shareholder of which is AT&T, acquiring Media One, and Excite, Inc. NBC acquiring an interest in Snap, a subsidiary of CNET; USA Networks and Ticketmaster Online-Citysearch, Inc. announcing that they intend to combine their services with Lycos, Inc.

The effect of these completed and pending acquisitions on the Registrant cannot be predicted with certainty, but all of these competitors are aligned with companies that are significantly larger or more well established than the Registrant. As a result, each of them will have access to significantly greater financial, marketing and, in certain cases, technical resources than the Registrant.

These and other competitors are expected to continue to make substantial marketing expenditures to promote their online properties. The Registrant may be required to increase its sales and marketing expenditures significantly in response to these efforts, which may materially impair its operating results and may not be successful.

Strategic Alliances and Agreements.

The recent alliances of the Registrant have greatly increased the companies and its subsidiaries' ability to market its products and services; these alliances are as follows;

(a) MSN (Microsoft Network): The Registrant has entered into an agreement with MSN to acquire over 240, keywords on the MSN search engine. These words are then used to either, market the company's own products and services or resold to other e-commerce sites so they market their products and services.

(b) IBM (International Business Machines): The Registrant has entered into an alliance with IBM and IBM Solution Providers to offer the GGPP (Global Group Purchase Plan) to business communities in countries and expand into other countries as proposed by IBM in Europe.

Marketing Plans.

The Registrant competes with online services, other web site operators and advertising networks, as well as traditional offline media such as television, radio and print to convey to the consumer the services and products that are offered by the Registrant. The Registrant has used Print, Radio, and Television to inform the public and consumer of these products and services. Accordingly, the Registrant may face increased pricing pressure for the purchase of advertisement space. The Registrant therefore has also developed alternative marketing plans that uses cross promotion and bundling of services and products to increase its client base

Principal Competitive Factors.

Management believes that the principal competitive factors in its markets are: brand recognition; ease of use; comprehensiveness; personalization; independence; quality and responsiveness of search results and other services; the availability of high-quality, targeted content and focused value-added products and services; access to end users; and with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics. Competition among current and future suppliers of Internet information, communication, community and commerce services, high-traffic web sites and ISPs, as well as competition with other media for advertising placements, could result in reductions revenues.

The Registrant also faces competition with respect to the acquisition of strategic businesses and technologies. Many of its existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than the Registrant does.
In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and AOL. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with its competitors. These larger companies may use their substantial media resources to promote and enhance their own services. Greater competition resulting from such relationships could have a materially adverse effect on the Registrant's business.

Proprietary Rights.

The Registrant regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success. The Registrant relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Effective trademark, copyright, and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the Internet. The distinctive elements of the Registrant's web sites may not be protected under copyright law. Management cannot guarantee that the steps the Registrant has taken to protect its proprietary rights will be adequate. Many parties are actively developing communication, community, e-commerce, and other web-related technologies. Management believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, management believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, management is aware that a number of patents have been issued in the areas of electronic commerce, online auctions, web-based information, online direct marketing, fantasy sports, common web graphics formats and mapping technologies. Management anticipates that additional third-party patents will be issued in the future. From time to time these parties may assert patent infringement claims against the Registrant. Management cannot guarantee that it would be able to license such patents on reasonable terms. The Registrant may incur expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that the Registrant has infringed such third-party patent rights, the Registrant could incur monetary liability and be prevented from using the rights in the future.

Employees.

As of the date of the date of this filing, the Registrant currently has 12 operating subsidiaries and divisions, with 7 offices in the U.S. and 2 in Europe, employs approximately 85 people in the United States and Europe (this includes International Business Company, a company acquired after the end of the fiscal year). The Registrant's future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

Risk Factors.

In addition to the other information in this Report (including under the captions "Principal Competitive Factors" and "Proprietary Rights"), the following factors may be encountered in the operation of the Registrant under its current plan of business:

a.  Limited Operating History.

The Registrant has only begun operations as an Internet company since January 1, 1999. Therefore, the Registrant has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services.
Successfully achieving its growth plan depends on, among other things, the Registrant's: ability to continue to develop and extend its brand; ability to develop new web site properties; ability to maintain and increase the levels of traffic on its internet properties; development or acquisition of services or products equal or superior to those of the Registrant's competitors; ability to effectively generate revenues through sponsored services and placements on the Registrant's internet web site properties; ability to effectively integrate the technology and operations of businesses or technologies which the company may acquire; ability to successfully develop and offer new personalized web-based services, such as e-mail services, to consumers without errors or interruptions in service; and ability to identify, attract, retain and motivate qualified personnel. Furthermore, the success of the Registrant's growth plan depends on factors outside its control including, among other things: the adoption by the market of the web as an e-commerce medium; the successful sale of web-based services by the Registrant's sales agents; and the relative price stability for web-based services and products, despite competition and other factors that could reduce market prices. The Registrant may not be successful in implementing its growth plan or continuing to operate its business as anticipated.


b.  Anticipation of Increased Operating Expenses.

Because of the Registrant's limited operating history and the uncertain nature of the rapidly changing markets it serves, the accurate prediction of future results of operations is difficult or impossible. The Registrant currently expects that its operating expenses will increase significantly as the sales and marketing operations are expanded and as the Registrant continues to develop and extend its brand. As a result, the Registrant may experience significant losses on a quarterly and annual basis.

c.  Operating Results May Fluctuate.

The Registrant expects to derive the majority of its revenues from a variety of revenue sources, which are difficult to forecast accurately. As noted above, the Registrant expects its operating expenses to increase significantly over the near term. To the extent its expenses increase but its revenues do not, its business, operating results, and financial condition will be materially and adversely affected. Operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. These factors include: the level of usage of the Registrant's Internet Sites, and the demand for the products and services that the Registrant offers over the Internet, the amount and timing of capital expenditures and other costs relating to the expansion of its operations; the introduction of new products or services by the Registrant or its competitors; pricing changes for internet-based services, the timing of initial set-up, engineering or development fees that may be paid in connection with larger area distribution arrangements; technical difficulties with respect to the online web site properties that the Registrant may develop; costs incurred with respect to acquisitions; negative general economic conditions and resulting effects on economic conditions specific to the internet and online media.

A key element of the Registrant's strategy is to generate revenues through services and products from its online media properties in addition to banner advertising. In connection with these arrangements, the Registrant may receive sponsorship fees as well as a portion of transaction revenues received by the sponsor from business originated through the Registrant placement, in return for minimum levels of user impressions to be provided by the Registrant. These arrangements expose the Registrant to potentially significant financial risks, including: the risk that the Registrant fails to deliver required minimum levels of user impressions or "click throughs" (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods); the risk that sponsors do not renew the agreements at the end of their term or that they renew at lower rates; and the risk that the arrangements do not generate anticipated levels of shared transaction revenue, or that sponsors default on the payment commitments in such agreements (as has occurred in the past).

As a result of these financial risks, the Registrant cannot guarantee that it will achieve significant revenue from these sponsorship arrangements. In addition, because the Registrant has limited experience with these arrangements, management is unable to determine what effect they will have on gross margins and results of operations.

d.  Dependence on Continued Growth in Use of the Internet;
Technological Change.

The Registrant's future success is dependent upon continued growth in the use of the Internet and the web in order to support the sale of its products and services and its online web site properties. The Registrant's Web-based, e-commerce businesses are relatively new, and it is difficult to predict the extent of further growth, if any, in from these sites. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. To the extent that the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed upon it by such growth and the performance or reliability of the web may be adversely affected.

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. To the extent that higher bandwidth internet access becomes more widely available through cable modems or other technologies, the Registrant may be required to make significant changes to the design and content of its online properties in order to compete effectively. Failure to effectively adapt to these or any other technological developments may adversely affect its business, operating results, and financial condition.

The markets for the Registrant's products and services have only recently begun to develop, are rapidly evolving, and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult for management to predict whether, or how fast, these markets will grow. The Registrant cannot guarantee either that the market for its products and services will continue to develop or that demand for its products and services will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if its products and services do not sustain market acceptance, its business, operating results, and financial condition may be materially and adversely affected.

e.  Risks Associated with Brand Development.

The Registrant believes that establishing and maintaining its brand is a critical aspect of its efforts to attract and expand its user base. Management also believes that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Registrant's brand will depend largely on its success in providing high-quality products and services. In order to attract and retain Internet users and to promote and maintain its brand, the Registrant may find it necessary to increase expenditures devoted to creating and maintaining brand loyalty. In the event of any breach or alleged breach of security or privacy involving its services, or if any third party undertakes illegal or harmful actions utilizing its community, communications or commerce services, the Registrant could suffer substantial adverse publicity and impairment of its brand and reputation. If the Registrant is unable to provide high-quality products and services or otherwise fails to promote and maintain its brand, or if it incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, its business, operating results, and financial condition may be materially and adversely affected.

f.  Reliance on Revenues.

The Registrant expects to derive a substantial portion of its revenues from the sale of products and services from its web sites. Most of the Companies customers have limited experience with the Companies services and products. The Registrant's continuing ability to generate significant revenues will depend upon, among other things: acceptance of the web as an effective and sustainable source for e-commerce; the development of a large base of users of its services and products; and its ability to continue to develop and update the Registrant's services and products.

No standards have yet been widely accepted for the measurement of the effectiveness of web-based e-commerce. Management cannot be certain that such standards will develop sufficiently to support web-based e-commerce revenues. In addition, adverse economic conditions can significantly impact customer's ability and willingness to spend additional amounts on web based products and services. As a result of these factors and uncertainties, the Registrant may not be able to sustain or increase current revenue levels. Failure to do so may have a material adverse effect on its business, operating results, and financial position.

g.  The Registrant's Dependency on Third Parties.

The Registrant depends substantially upon third parties for several critical elements of its business including, among others, technology and infrastructure, distribution activities. The failure of these parties could have a material impact on the services the company provides, which could result in substantial revenue loss.

h.  Possible Inability to Successfully Enhance or Develop
Properties.

To remain competitive, the Registrant must continue to enhance and improve the functionality, features, and content of its web site properties. The Registrant may not be able to successfully maintain competitive user response times or implement new features and functions, which will involve the development of increasingly complex technologies. Personalized information services, such as its web-based email messaging services, message boards, and other community features, require significant expense. The Registrant cannot guarantee that additional revenues from these services will offset this additional expense.

A key element of its business strategy is the development and introduction of new particular demographic characteristics, and geographic areas. The Registrant may not be successful in developing, introducing, and marketing such web site properties and such properties may not achieve market acceptance, enhance its brand name recognition, or increase user traffic. Furthermore, enhancements of or improvements to the Registrant's new properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of its brand name. Its ability to successfully develop additional targeted media properties depends on use of the Registrant to promote such properties. If use of the Registrant's web site properties does not continue to grow, its ability to establish other targeted properties would be adversely affected. If the Registrant fails to effectively develop and introduce such new properties, or such properties fail to achieve market acceptance, its business, results of operations, and financial condition may be adversely affected.

i.  Risks of Equity Investments in Other Companies.

The Registrant may, from time to time, make equity investments in affiliated companies that are involved in complementary businesses. Any investments in such companies may not result in any return, nor can there be any assurance as to the timing of any such return, or that the Registrant may lose its entire investment. Losses resulting from such investments may have a material adverse effect on its operating results.

j.  Management of Potential Growth and Integration of Acquisitions.

The Registrant's growth may place substantial strains on its financial systems and its systems to train and manage its employee base. The process of managing large, high traffic web sites is an increasingly important and complex task. This relies on both internal and licensed third-party management and analysis systems. To the extent that the Registrant does not have the appropriate inventory or any extended failure of its management system results "make good" obligations with its customers, which, could defer revenues. Failure of its management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely e-commerce reports and also could negatively affect its relationships with its customers. The Registrant's systems, procedures, or controls may not be adequate to support its operations, particularly with regard to support and service. Its management may not be able to achieve the rapid execution necessary to fully exploit its market opportunity. Any inability to effectively manage growth may have a materially adverse effect on its business, operating results, and financial condition.

As part of its business strategy, the Registrant may, from time to time, make acquisitions or enter into other forms of business combinations. These transactions are accompanied by a number of risks, including: the difficulty of assimilating the operations and personnel of the acquired companies; the potential disruption of its ongoing business and distraction of management; the difficulty of incorporating acquired technology or content and rights into its products and media properties; the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; the failure to successfully develop an acquired in-process technology could result in the impairment of amounts currently capitalized as intangible assets; unanticipated expenses related to technology integration; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with employees and customers as a result of any integration of new management personnel; and the potential unknown liabilities associated with acquired businesses. The Registrant may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

k.  Risk of Capacity Constraints and Systems Failures.

The Registrant is dependent on its ability to effectively withstand a high volume of use of its online web site properties. Accordingly, the performance of its online web site properties is critical to its reputation, its ability to attract advertisers to its web sites, and to achieve market acceptance of its products and web site properties. Any system failure that causes an interruption or an increase in response time of its products and media properties could result in less traffic to its web sites and, if sustained or repeated, could reduce the attractiveness of its products and media properties to advertisers and licensees. An increase in the volume of queries conducted through its products and media properties could strain the capacity of the software or hardware the Registrant has deployed, which could lead to slower response time or system failures. In addition, as the number of web pages and users increase, its products and media properties and infrastructure may not be able to scale accordingly. Personalized information services, such as web-based email-type messaging services and other community and communication facilities, and the posting of photographs on its auction properties, involve increasingly complex technical and operational challenges that may strain its development and operational resources. The Registrant may not be able to successfully implement and scale such services to the extent required by any growth in the number of users of such services. Failure to do so may affect the goodwill of users of these services, or negatively affect its brand and reputation.

The Registrant is dependent on third parties for much of its technology and infrastructure (See "The Registrant's Dependency on Third Parties" above). The Registrant's operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. The Registrant does have multiple site capacity, which would reduce the impact in the event of any such occurrence. Despite its implementation of network security measures, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. The Registrant does not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Such events may have a materially adverse effect on its business, operating results, and financial condition.

l.  Dependence on Key Personnel.

The Registrant is substantially dependent on the continued services of its key personnel. The Registrant expects that it will need to hire additional personnel in all areas. The competition for such personnel in its industry is intense. The Registrant may experience difficulties in hiring personnel with the right training or experience, particularly in technical areas. The Registrant does not maintain key person life insurance for any of its personnel. If the Registrant does not succeed in attracting new personnel, or retaining and motivating existing personnel, its business will be adversely affected.

m.  Government Regulation and Legal Uncertainties.

There are currently few laws or regulations directly applicable to Internet access or to commerce on the net. Due to the increasing popularity and use of the internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose the Registrant to substantial liability. Such legislation could also dampen the growth in use of the web, decrease the acceptance of the web as a communications and commercial medium, or require the Registrant to incur significant expense in complying with any new regulations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the web regulated by the FCC in the same manner as other telecommunications services.

Because the growing popularity and use of the web has burdened the existing telecommunications infrastructure and many areas with high web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and Sops and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the web, potentially decreasing the demand for its products and media properties. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Registrant's opportunity to derive financial benefit from such activities.

Also, Congress recently passed (and the President has signed into law) the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, Congress recently passed (and the President has signed into law) the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. The Registrant is currently reviewing these pieces of legislation, and cannot currently predict the effect, if any, that such legislation will have on its business. There can be no assurance that such legislation will not impose significant additional costs on its business or subject the Registrant to additional liabilities.

In addition, a number of other countries have announced or are considering additional regulation. For example, a recent European Commission privacy directive restricts the use of personal information without the consent of both the individual and that individual's government. Such restrictions could jeopardize the future of e-commerce in and with the European Union. In addition, the European Commission is expected in the near future to propose a directive concerning the liability of online service providers for activities that take place using their services. Such laws and regulations could fundamentally impair the Registrant's ability to provide Internet services, or substantially increase the cost of doing so. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain. The Registrant may be subject to claims that its services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could have a material adverse effect on its business, operating results, and financial condition. Due to the global nature of the web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute the Registrant for violations of their laws. The Registrant might unintentionally violate such laws. Such laws may be modified, or new laws enacted, in the future. Any such developments may have a materially adverse effect on its business, results of operations, and financial condition.

n.  Liability for the Registrant's Services.

The Registrant hosts a wide variety of information, community, communications and commerce services that enable individuals to exchange information, generate content, conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for activities of their users are currently unsettled. Claims could be made against the Registrant for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of information that may be posted online by its users. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, the Registrant could be exposed to liability through content and materials that may be posted by users in auctions, message boards, clubs, chat rooms, or other interactive community-building services. Such claims might include, among others, that by providing hypertext links to web sites operated by third parties, the Registrant is liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites, or that the Registrant is responsible for legal injury caused by statements made to, actions taken by or content generated by, participants in its message board services, clubs, or other community building services. It is also possible that if any information that may, in the future, be provided through its services, such as stock quotes, analyst estimates or other trading information contains errors, third parties could make claims against the Registrant for losses incurred in detrimental reliance on such information. The Registrant offers web-based e-mail type messaging services, which expose it to potential risks, such as liabilities or claims resulting from lost or misdirected messages, illegal or fraudulent use of messages, or interruptions or delays in messaging services. Investigating and defending such claims are expensive, even to the extent such claims do not result in liability.

The Registrant may also, from time to time, enter into arrangements to offer third-party products and services under the Registrant's brand or via distribution on its properties. While its agreements with these parties would provide that the Registrant would be indemnified against liabilities, such indemnification may not be adequate. The Registrant may be subject to claims concerning such services or content by virtue of its involvement in marketing, branding or providing access to such services. Any such claims may have a materially adverse effect on its business, results of operations, and financial condition.

o.  Potential Commerce-Related Liabilities and Expenses.

As part of its business, the Registrant enters into agreements with businesses, sponsors, content providers, service providers, and merchants under which the Registrant is entitled to receive a share of revenue from the purchase of goods and services by users of its web site properties. Such arrangements may expose the Registrant to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services. These activities expose the Registrant to a number of additional risks and uncertainties, including: potential liabilities for illegal activities that may be conducted by participating merchants; products liability or other tort claims relating to goods or services sold through hosted commerce sites; consumer fraud and false or deceptive advertising or sales practices; breach of contract claims relating to merchant transactions; claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from e-commerce transactions; and claims that may be brought by merchants as a result of their exclusion from its commerce services or losses resulting from any downtime or other performance failures in its hosting services.

In March 1999, the Registrant launched AuctionWinner.com, a service that hosts online auctions for a wide variety of goods and services. Auction services expose the Registrant to a number of significant additional risks. For example, the Registrant does not pre-screen the types of goods offered on its auctions, it is aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities may be traded on the auction web site. The Registrant might not be able to prevent the unlawful exchange of goods on its service, and may be subject to civil or criminal liability for unlawful activities carried out by users through its service. In addition, while the Registrant takes no responsibility for delivery of payment or goods to any user of its auctions, the Registrant anticipates that users who did not receive the purchase price or the goods that were to have been exchanged may register complaints with the Registrant or seek to hold the Registrant liable. The Registrant also anticipates that it will receive complaints from buyers as to the quality of the goods purchased through its auctions, as well as complaints alleging that comments posted by participants of the service concerning other participants are unfair or defamatory. Any claims or litigation arising from the Registrant's auction activities could be costly. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of these auctions could damage its reputation and diminish the value of its brand name. In addition, the Registrant anticipates that it will receive in the future, communications alleging that certain items sold through its auctions, or text and images posted by users in auction listings, infringe third-party copyrights, trademarks or other intellectual property rights. While its user policies prohibit the sale of goods and posting of materials, which may infringe third-party intellectual property rights, an allegation of infringement may result in costly litigation.

ITEM 2.  PROPERTIES.

The Registrant has approximately $4,826,000 in equipment and furniture. It has at the following locations:

(a)  United States Locations.

Corporate Headquarters:         4634 South Maryland Parkway, Suite 101,
                                Las Vegas, Nevada 89119

West Coast Headquarters:        3900 Birch Street, Suite 103, Newport
                                Beach, California. 92660

Allstates Communications, Inc.: 4634 South Maryland Parkway, Suite 101
                                Las Vegas, Nevada 89119

Atlas Capital Corp.:            18008 Sky Park  Circle, Suite 205
                                Irvine, California 92614

Global Group Purchase Plan, Inc.:4389 Getwell Road, Memphis,
                                 Tennessee 38118

LA Internet, Inc.:               11500 Olympic Boulevard, Suite 441
                                 Los Angeles, California 90064

                                 1059 Court Street, Suite 123
                                 Woodland, California 95695

International Business Company:  17621 Irvine Boulevard, Suite 210
                                 Tustin, California 92780

Optical-Brigade                  4389 Getwell Road
                                 Memphis, Tennessee 38118

(b)  European Locations.

Global GPP  (Hungary):           1117 Budapest Budafoki ut 111,
                                 Budapest, Hungary

Global GPP  (Slovenia):          Kidriceva 3a, 2380 Slovenj Gradec, Slovenia

The Registrant leases certain of these office facilities and certain equipment under the terms of noncancellable operating leases which expire through May, 2003. Lease payments under these agreements totaled $138,276 and $0 for the years ended June
 30, 2000 and 1999. There are also a variety of other co-locations for Internet wireless and server equipment.

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Registrant nor any of its subsidiaries is a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Market Information.

The Registrant's common stock is traded on the Over the Counter Bulletin Board under the symbol "IBUI" (prior to the symbol change in March 1999, the Registrant traded under the symbol "IFDB") and the range of closing bid prices shown below is as reported by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2000

                                                 High      Low

Quarter Ended September 30, 1999                 0.14      0.05
Quarter Ended December 31, 1999                  0.32      0.00
Quarter Ended March 31, 2000                     1.52      0.25
Quarter Ended June 30, 2000                      0.64      0.22

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 1999

                                                 High      Low

Quarter Ended September 30, 1998 *                  -        -
Quarter Ended December 31, 1998                  0.08     0.00
Quarter Ended March 31, 1999                     0.56     0.05
Quarter Ended June 30, 1999                      0.50     0.09

*   The common stock did not trade from May 21, 1998 to November
19, 1998.

(b)  Holders of Common Equity.

As of September 22, 2000, there were 631 shareholders of record of the Registrant's common stock.

(c)  Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data for the years ended June 30, 2000, 1999, 1998, 1997, and 1996 are derived from the audited financial statements of the Registrant and should be read in conjunction with the audited financial statements included herein. The selected financial data for the years ended June 30, 1998, 1997, and 1996 are derived from audited financial statements of the Registrant which are not included herein.

                                          Years Ended  June 30
                                2000      1999      1998     1997     1996

Statements of Operations Data:
(In thousands, except per share
data)

Revenues                        $10,169    141     2,378    7,358    6,572

Cost of Revenues                  8,849     23     2,248    5,847    5,374

Gross profit  (loss)              1,320    118        30    1,511    1,198

Selling and distribution
expense                             375     43       525    1,512    1,135

General and administrative
expense                           2,732    157       297      407      524

Interest expense, net                87      0        69      122       54

Net operating income (loss)      (2,665)   (82)    1,160)    (530)    (515)

Other income and expense             44  2,250         0        0        0

Net income (loss)                (2,596) 2,168    (1,160)    (530)    (515)

Net income (loss)  per common
share                               nil   0.01       nil      nil      nil

Weighted average shares
outstanding                     189,580 164,550  158,060  154,763  154,145

Balance Sheets Data:
(In thousands)

Current Assets                    4,826     395        1      711    1,175

Fixed assets                      3,459       0        0      800      905

Total assets                      8,932   4,015     1,102   1,511    2,080

Current liabilities               3,602      30     1,819   1,947    1,941

Long-term debt                      204       0       455     677      756

Shareholders' equity
(deficiency)                      5,139   3,985    (2,273) (1,113)    (617)

The Registrant has not paid dividends in any of the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

Fiscal 2000 Compared To Fiscal 1999

Revenues for the twelve-month period ended June 30, 2000 of $10,169,000 increased approximately 720% when compared with
revenues of $140,641 in the prior year.   This revenue increase
is due to the acquisitions made by the Registrant since the end of its last fiscal year.

The gross profit margin of 12.1% for the twelve months ended June 30, 2000 is a significant decrease from the gross margin of 83.8% reported for twelve months ended June 30, 1999. Current year margins in the past twelve months reflect the reopening of the business as an Internet company after November 1998, and are more in line with industry norms.

General and administrative expenses for the 2000 fiscal year were approximately 378% greater then those of fiscal year 1999 due to the increase of operations of the Registrant.

The resulting net loss after taxes for the twelve-month period ended June 30, 2000 was $2,596,444 versus a reported loss for the year ended June 30, 1999 of $81,836. This loss primarily resulted from the acquisitions and investments made in the fourth quarter of this fiscal year.

Fiscal 1999 Compared To Fiscal 1998

Revenues for the twelve-month period ended June 30, 1999 of $140,641 decreased approximately 94% when compared with revenues
of $2,378,000 in the prior year.   This revenue decrease in due
to the shut down of Registrant operations and closing of the business on January 18, 1998, and the reopening of the business after the acquisition of the Registrant by the current control group in November 1998.

The gross profit margin of 83.8% for the twelve months ended June 30, 1999 is a significant increase from the gross margin of 1.3% reported for twelve months ended June 30, 1998. Current year margins in the past twelve months reflect the reopening of the business as an Internet company after November 1998.

Selling, general and administrative expenses for the 1999 fiscal year were approximately 25% those of fiscal year 1998 due to the slowdown of operations of the Registrant approaching the close of operations as of January 1, 1998 and the subsequent reopening of the Registrant in another industry.

The resulting loss for the twelve-month period ended June 30, 1999 was $81,836 versus a reported loss for the year ended June
30, 1998 of $1,160,542.

Fiscal 1998 Compared To Fiscal 1997

Revenues for the twelve-month period ended June 30, 1998 of
$2,378,000 decreased approximately 68% when compared with
revenues of $7,358,000 in the prior year.   This revenue decrease
in due to the shut down of Registrant operations and closing of the business on January 18, 1998.

The gross profit margin of 1.3% for the twelve months ended June 30, 1998 is a significant decrease from the gross margin of 20.5% reported for twelve months ended June 30, 1997. Current year margins in the past twelve months reflect decrease and shutdown of operations at the end of calendar year 1997.

Selling, general and administrative expenses for the 1998 fiscal year were almost half those of fiscal year 1997 due to the slowdown of operations of the Registrant approaching the close of operations as of January 1, 1998.

The resulting loss for the twelve-month period ended June 30, 1998 was $1,160,542 versus a reported loss for the year ended
June 30, 1997 of $530,000.

Inflation.

The moderate rate of inflation over the past few years has had an insignificant impact on the Registrant's sales and results of operations during the period.

Liquidity and Capital Resources.

Net cash provided by financing activities was $1,632,798 for the twelve-month period ended June 30, 2000. This cash resulted largely from the issuance of 7,000,000 shares of restricted stock in exchange for $3,382,560 ($0.4838 per share).

Capital Expenditures.

There were several capital expenditures during the 2000 fiscal year, which included investments in the GGPP program and equipment purchased for LA Internet.

Net Operating Loss Carryforwards.

For the fiscal year ended June 30, 2000, the Registrant had net operating loss carryforwards for federal and state purposes of approximately $2,596,444 and $1,340,297 respectively. These carryforwards begin to expire in 2012 and 2002, respectively.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of
Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements as of and for the fiscal years ended June
30, 2000, 1999, and 1998 are presented in a separate section of this report following Part IV.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Board of Directors is currently composed of two members. The Registrant's Bylaws provide that Directors are to serve only until the next Annual Meeting of Shareholders or until their successors are elected and qualified. Two of these individuals also hold all of the positions as Executive Officers of the Registrant. The Directors and Executive Officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

Directors and Executive Officers.

Louis Cherry.

Mr. Cherry, age 72, was appointed Chariman of the Board, and Treasurer of the Registrant in November 1998. From 1995 to 1998, he was self-employed as a consultant and food broker. For the period of 1993 to 1994, Mr. Cherry served as Chariman of the Board for two automobile dealerships, University Oldsmobile & Pontiac of Costa Mesa, California, and San Clemente Chrysler, Jeep & Eagle of San Clemente, California. Previously, Mr. Cherry was Chariman of the Board of a national bank and president of an investment firm. Mr. Cherry has attended the University of California at Los Angeles.

Albert R. Reda.

Mr. Reda, age 54, was appointed a Director, Chief Executive Officer, and Secretary of the Registrant in November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science degree from California State University, Long Beach, with a major in engineering.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 does not apply to the Registrant since it is a reporting company under
Section 15(d) under that Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of September 22, 2000 (225,115,113 issued and outstanding, of which 126,027,324 are restricted) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Registrant individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of        Name and Address of          Amount of       Percent of
Class           Beneficial Owner             Beneficial      Class
                                             Ownership

Common          Reda Family Trust (1)        29,600,000           13.39%
Stock           3338 Punta Alta, #1E
                Laguna Hills, Ca 92653

Common          Iron Horse Holdings, Inc.(2) 18,006,060            8.14%
Stock           8625 W. Sahara Avenue
                Las Vegas, Nevada 89117

Common          Cherry Family Trust (3)      15,916,086            7.20%
Stock           29245 Pompano Way
                Laguna Niguel, Ca 92677

Common          Michael S. Cherry (4)        12,000,000            5.43%
Stock           5 Washburn Terrace, #1
                Brookline, Mass 02446

Common          Ramis Corp. (5)              10,000,000            4.52%
Stock           P.O. Box 4321
                Mission Viejo, Ca 92690

Common          Albert Reda Corp. (6)        10,000,000            4.52%
Stock           2557 Oxford Lane
                Costa Mesa, Ca 92626

Common          Albert R. Reda                1,566,086            0.71%
Stock           3900 Birch Street, Suite 103
                Newport Beach, Ca 92660

Common          Louis Cherry,                         0            0.00%
Stock           3900 Birch Street, Suite 103
                Newport Beach, Ca 92660

Common          Shares of all directors and  67,082,172           30.34%
Stock           executive officers as a group
               (2 persons)

(1) Reda Family Trust is a trust created by Albert Reda for shares obtained upon the change in control of the Registrant in November 1998.

(2) Michael Cherry and Reda Family Trust are minority shareholders of Iron Horse Holdings, Inc.

(3) Cherry Family Trust is a trust created by Louis Cherry for shares obtained upon the change in control of the Registrant in November 1998.

(4) Michael S. Cherry is the adult child of Louis Cherry and Louis Cherry disclaims any beneficial ownership of these shares.

(5) Ramis Corp. is a corporation controlled by Louis Cherry, which holds shares issued as compensation for services performed by Mr. Cherry for the Registrant.

(6)  Albert Reda Corp. is a corporation controlled by Albert
Reda, which holds shares issued as compensation for services performed by Mr. Reda for the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)  Index to Financial Statements and Schedules                 Page

Report of Independent Accountant                                   27

Consolidated Balance Sheets as of
June 30, 2000 and June 30, 1999                                    28

Consolidated Statements of Operations for the years
ended June 30, 2000, June 30, 1999, and June 30, 1998              29

Consolidated Statements of Shareholders' Equity (Deficiency)
for the years ended June 30, 2000, June 30, 1999, and
June 30, 1998                                                      30

Consolidated Statements of Cash Flows for the year
Ended June 30, 2000, June 30, 1999, and June 30, 1997              31

Notes to Consolidated Financial Statements                         33

(b) Reports on Form 8-K. There are no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c) Exhibits. Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Internet Business's International, Inc.


Dated: September 26, 2000     By: /s/ Albert R. Reda
                              Albert R. Reda
                              Chief Executive Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                  Date

/s/ Albert R. Reda     Chief Executive Officer, Secretary  September 26, 2000
Albert R. Reda         and Director

/s/ Louis Cherry       Chairman of the Board, President    September 26, 2000
Louis Cherry           and Treasurer (Principal Financial
                       and Accounting Officer)

                     REPORT OF INDEPENDENT ACCOUNTANT

Board of Directors and Stockholders of
Internet Business's International, Inc.


I have audited the accompanying consolidated balance sheets of Internet Business's International, Inc. and its subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Business's International, Inc. and its subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three fiscal years ended June 30, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/  Henry Schiffer
Henry Schiffer C.P.A., a P.C.
Beverly Hills, California
September 25, 2000

               INTERNET BUSINESS'S INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND 1999

                                              June 30,        June 30,
                                                2000           1999

Assets

Cash and cash equivalents                     $ 1,661,963     $   82,577
Accounts receivable, net                          128,389          4,576
Mortgage notes held for sale                    2,907,741              0
Prepaid expenses and other                        127,905        308,120

Total current assets                            4,825,998        395,273

Property and equipment, net                       575,061              0

Intangible assets, net                          2,884,174      1,885,000

Note receivable                                   654,009      1,735,000

                                              $ 8,939,242    $ 4,015,273

               Liabilities and Stockholders' Equity

Accounts payable                              $   317,998    $    28,247
Accrued liabilities                                48,900              0
Revolving line of credit                        2,958,563              0
Current portion of long-term debt                  29,165              0
Deferred revenues                                 247,090              0
Other current liabilities                               0          1,800

Total current liabilities                       3,601,716         30,047

Long-term debt                                    203,931              0

Minority interest in subsidiaries                  (5,868)             0

Stockholders' equity (deficit):
Preferred stock, par value $100.00 per share;
1,000,000 shares authorized; 23,900 issued and
outstanding at June 30, 2000 and 1999           2,390,000     2,390,000

Common stock, par value $0.01 per share
249,000,000 shares authorized; 221,115,113
shares and 177,302,997 shares issued and
outstanding at June 30, 2000 and 1999,
respectively                                    2,211,151     1,773,030
Additional paid-in capital                      3,669,490       356,930
Accumulated deficit                            (3,131,178)     (534,734)

Total stockholders' equity                      5,139,463     3,985,226

Total liabilities and stockholders' equity    $ 8,939,242   $ 4,015,273

The accompanying notes are an integral part of these financial statements

              INTERNET BUSINESS'S INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                   June 30,      June 30,      June 30,
                                     2000          1999         1998

Revenues                           $ 10,169,090  $  140,641    $ 2,378,000

Costs and expenses:
Cost of revenues                      8,848,582      22,724      2,347,839
Interest expense                         86,611           0         69,000
Selling, general and administration   3,107,140     199,753        822,000
Depreciation and amortization           791,426           0              0

Total costs and expenses             12,833,759     222,477      3,238,839

Loss from operations                 (2,664,669)    (81,836)      (860,839)

Other income (expense)                   44,157      0            (299,703)

Income (loss) before income taxes
and minority interest                (2,620,512)    (81,836)    (1,160,542)

Income taxes (benefit)                    8,800           0              0

Loss before extraordinary income
and minority interest                (2,629,312)    (81,836)    (1,160,542)

Forgiveness of debt                           0   2,249,644              0

(Loss) income before minority
interest                             (2,629,312)  2,167,808     (1,160,542)

Minority interest in loss of
Subsidiaries                            (32,868)          0              0

Net income (loss)                    (2,596,444)  2,167,808     (1,160,542)

Net loss (income) per common share          nil        0.01            nil

Weighted average number of common
Shares outstanding                  189,571,337 164,550,320    158,060,194

The accompanying notes are an integral part of these financial statements

              INTERNET BUSINESS'S INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                   June 30,      June 30,      June 30,
                                     2000          1999         1998

Preferred stock:
Balance, beginning of year         $ 2,390,000   $         0    $       0
Preferred stock issued                       0     2,390,000            0

Balance, end of year                 2,390,000     2,390,000            0

Common stock:
Balance, beginning of year           1,773,030       428,000      428,000
Common stock issued                    438,121     1,345,030            0

Balance, end of year                 2,211,151     1,773,030      428,000

Additional paid-in capital:
Balance, beginning of year             356,930         1,000        1,000
Common stock issued                  3,312,560       355,930            0

Balance, end of year                 3,669,490       356,930        1,000

Retained earnings (deficit):
Balance, beginning of year            (534,734)   (2,702,542)  (1,542,000)
Net (loss) income for the year      (2,596,444)    2,167,808   (1,160,542)

Balance, end of year                (3,131,178)     (534,734)  (2,702,542)

Total stockholders' equity           5,139,463     3,985,226   (2,273,542)

The accompanying notes are an integral part of these financial statements

               INTERNET BUSINESS'S INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                   June 30,      June 30,      June 30,
                                     2000          1999         1998

Cash Flows From Operating
Activities:
Net (loss) income                  $(2,596,444) $ 2,167,808    $(1,160,542)
Adjustment to reconcile net
(loss) income to net cash used
by operating activities:

Depreciation and amortization          830,736            0              0
Reserve for loss on accounts
and notes receivable                   150,000            0              0
Reserve for loss on mortgage
loans receivable                       100,000            0              0
Minority interest                      (32,868)           0              0
Changes in operating assets and
liabilities:
Accounts receivable                   (148,813)      (4,576)       254,000
Inventories                                  0            0        423,000
Mortgage loans receivable               82,259            0              0
Prepaid expenses and other             271,900     (308,120)         6,000
Accounts payable                      (278,617)  (1,791,397)       901,226
Accrued liabilities                     48,900            0       (621,000)
Deferred revenues                      247,090            0              0
Other current liabilities               (1,800)           0              0

Net cash used in operating
Activities                          (1,327,657)      63,715       (197,316)

Cash Flows From Investing Activities:
Purchases of property and equipment   (755,952)           0        800,000
Businesses acquired in purchase
transactions, net of cash paid        (104,865)           0              0
Purchases of intangible assets        (286,372)  (1,120,000)             0

Net cash used in investing
Activities                          (1,147,189)  (1,120,000)       800,000

Cash Flows From Financing Activities:
Net repayments under revolving line
of credits                             (89,437)           0              0
Repayment of short-term borrowings           0     (453,200)             0
Net repayment of long-term debt        (61,887)           0              0
Repayment of notes payable            (181,832)           0       (629,582)
Collection of notes receivable
Stockholder                          1,080,991            0              0
Investment by minority interest         27,000            0              0
Issuance of common stock             3,279,397    1,590,960              0

Net cash provided by financing
Activities                           4,054,232    1,137,760       (629,582)

Net increase (decrease) in cash      1,579,386       81,475        (26,898)
Cash, beginning of year                 82,577        1,102         28,000

Cash, end of year                    1,661,963       82,577          1,102

Interest paid                           86,611            0         69,000
Acquisition of Businesses:
Fair value of:
Assets acquired                      4,640,167
Liabilities assumed                 (4,064,018)
Stock issued                          (471,284)

Net cash paid for acquisitions         104,865

The accompanying notes are an integral part of these financial statements

           INTERNET BUSINESS'S INTERNATIONAL, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Change in Control

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company that provides internet access, and web hosting and web design as an Internet Service Provider and web designer, on-line mortgage banking, Business-to-Business ("B2B") and Business-to-Consumer ("B2C") e-commerce services. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances doubtful accounts and notes receivable and for mortgage loans receivable. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year classification.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Mortgage Loans Held for Sale

Mortgage loans held for sale, are carried at the lower of cost or market value as determined by outstanding commitments from investors. Mortgage loans held for sale are secured by the borrower's mortgaged property. Revenues resulting from the sale of mortgages are recognized as of the date the loans are sold to investors.

Property and Equipment

Property and equipment is stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter.
Estimated useful lives range from 3 to 7 years.

Capitalized Computer Software

Capitalized computer software included in intangible and other assets, reflects costs related to purchased internet websites and related software that are capitalized and amortized on a straight-line basis over periods not exceeding five years. Costs incurred to acquire or upgrade websites and other internal software are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization expense for fiscal 2000 and fiscal 1999 was $324,910 and $0, respectively.

Intangible Assets

The Company has accounted for acquisitions of businesses under the purchase method, and the excess of the purchase price over the fair value of the net assets acquired is allocated to subscriber member bases and customer lists, existing technology, work force in place, trade names and residual goodwill, which are being amortized on the straight-line basis over 5 years.

Long-Lived Assets

The Company periodically reviews the values assigned to long-lived assets and intangible assets, such as property and equipment, capitalized computer software, goodwill and other intangibles assets, to determine whether any impairments are other than temporary. Management reviews the undiscounted projected cash flows related to such assets and compares them to the carrying value of the assets to determine if an impairment has occurred. If an asset is deemed to be impaired, the Company records the difference between the projected cash flows on a discounted basis or the fair market value (whichever is more appropriate) and the carrying value as an asset impairment charge in the period incurred. There were no such impairments in the periods presented. Management believes that the long-lived assets and intangible assets in the accompanying balance sheets are appropriately valued.

Revenue Recognition

The Company recognizes revenues when services are provided. Fees for monthly internet access are generally billed one month in advance. The Company also offers prepaid internet and web-hosting services. Advance billings including prepaid services and collections relating to future internet access and web-hosting services are recorded as deferred revenues and recognized as revenue when earned. During fiscal 2000, the company recorded deferred revenues totaling $247,090.

Advertising Expense

All advertising costs are expensed when incurred.

Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. Monthly internet access fees and web hosting are generally billed to the customer's credit card, thus reducing the credit risk.
The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

Income Taxes

The Company accounts for income taxes under the asset and liability approach where deferred income tax assets and liabilities reflect the future tax consequences, based on enacted tax laws, of the temporary differences between financial and tax reporting at the balance sheet date.

Earnings per Share

Basic earnings per share is computed by dividing net income
(loss) by the weighted average of common shares outstanding for the period. Diluted earnings per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period.

New Accounting Pronouncement

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair value. SFAS No. 133 is effective for the Company in the third quarter of fiscal 2002. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its financial statements.

3.  Acquisitions

In June 1999, the Company acquired the assets of L.A. Internet, a southern California-based Internet Service Provider, which included customer accounts, trade name, websites, etc. for $545,000 in exchange for a reduction of the Note Receivable from Iron Horse Holdings, Inc. (see Preferred Stock Note 7).
In August 1999 and November 1999, the Company purchased Net 2 Loan, an on-line loan processing website and Optical Brigade, an on-line sunglass distribution website from the same outside party, respectively. The total purchase price was $5,050,000 and 400,000 shares of restricted company stock, respectively.

In February 2000, the Company acquired the assets and assumed certain liabilities of Direct Communications, Inc., a wireless communications company. In addition to assuming certain liabilities, the Company paid cash of $80,000 and issued 30,000 shares of restricted company stock. Intangible assets purchased totaled $265,000, consisting of customers lists, website and workforce-in-place and is being amortized over 5 years.

In March 2000, the Company acquired the assets and assumed certain liabilities of Internet 2xtreme, and Internet Service Provider based in northern California. The total purchase price was $735,000, which consisted of cash of $17,635, restricted company stock amounting to $186,884 and assumption of certain liabilities. In connection with the acquisition, the Company recorded intangible assets of approximately $666,000, which consisted of approximately 4,800 customer accounts, website and workforce-in-place, and are being amortized over 5 years.

Also in March 2000, the Company acquired 80% of the outstanding shares of Global GPP for $500,000. Global GPP owns a business-to-business website and has strategic agreements with IBM Hungary to market business-to-business services in Eastern Europe.

In April 2000, the Company acquired all of the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 shares of Company stock. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assuming liabilities of approximately $3,179,000. The difference of $260,000 was recorded as intangible assets related to acquisition of trade names, websites, workforce-in-place and is being amortized over 5 years.

Other acquisitions occurred during the year ended June 30, 2000 that were not deemed to be material transactions. All acquisitions are accounted for under the purchase method of accounting and accordingly, the operations and net assets have been included in the Company's consolidated financial statements from the date of acquisition.

The following unaudited proforma information has been prepared assuming that material acquisitions during the year ended June 30, 2000 have taken place at the beginning of the respective period presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of the result that may occur in the future. The pro forma for immaterial transactions are not included in the pro forma information.

Proforma information (unaudited) for the year ended June 30, 2000:

Revenues                              $37,349,000
Loss from operations                  $(2,651,000)
Net loss                              $(2,498,000)
Loss per share                        $      (nil)

4.  Certain Financial Statement Information

                                               June 30,       June 30,
                                                 2000          1999

Accounts receivable:
Accounts receivable                            $   303,924    $     4,576
Less:  allowance for doubtful accounts            (175,535)             0

Accounts receivable, net                           128,389          4,576

Mortgage loans held for sale:
Mortgage loans held for sale                     3,013,203              0
Less:  allowance for loan losses                 (105,462)              0

Mortgage loans held for sale, net               2,907,741               0

Property and equipment:
Office furniture and equipment                     74,051               0
Machinery and computer equipment                  824,234               0
Leasehold improvements                              2,182               0
Less:  accumulated depreciation                  (325,406)              0

Property and equipment, net                       575,061               0

Intangible assets:
Capitalized software costs, including
Websites                                        1,653,872       1,360,000
Subscriber member bases                         1,190,632         525,000
Others, including customer lists, existing
technology, trade names                           545,000               0
Less:  accumulated amortization                  (505,330)              0

Intangible assets, net                          2,884,174       1,885,000

5.  Revolving Lines of Credit

The Company has a master mortgage loan warehousing agreement (credit facility) with a lender that provides a maximum of $5,000,000 under specified conditions to fund residential mortgages to customers. The residential loans serve as collateral, and funds are advanced up to 98% of the unpaid principal amount of the qualified mortgage loan granted to the customer. The credit facility bears interest at the Prime Rate (9.5% at June 30, 2000) plus 1.0% for loans outstanding for 60 days or less. The interest rate increases to Prime Rate plus 4.0% for loans outstanding between 60 and 120 days, and increases to Prime Rate plus 6.0% for amounts outstanding over 120 days.
At June 30, 2000 and 1999, amounts outstanding under the credit facility were $2,579,346 and $0, respectively. Subsequent to June 30, 2000, the credit facility was amended to reduce the maximum available facility to $3,500,000.

On February 1, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC line provides the Company with an open warehouse credit line (as set forth by IMPAC) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and IMPAC reserves the right to sell the loan and any shortfall remains the liability of the Company. The IMPAC line is secured by the mortgage loans funded with the proceeds of such borrowings. The IMPAC line does not have a stated expiration date but is terminable by either party upon written notice. Amounts outstanding under the IMPAC line at June 30, 2000 and 1999 were $254,217 and $0, respectively.

In addition, the Company has a bank line of credit that provides for maximum borrowings up to $125,000. The line of credit is personally secured by certain officers of the Company, and currently bears interest at 11.5% at June 30, 2000 and is due on August 31, 2000. At June 30, 2000, $125,000 was outstanding against the line of credit. The Company is currently negotiating an extension and the bank has not initiated any actions due to the Company's violation of covenants placing them in default.

All credit facilities and bank line of credit require the Company to maintain certain financial ratios and adhere to specific non-financial requirements. At June 30, 2000, the company was not in compliance with the various covenants contained in the above agreements. The Company is currently attempting to negotiate a waiver of the covenant violations.

6.  Long-Term Debt

Long-term debt at June 30, 2000 consists of the following (there was no long-term debt at June 30, 1999):

                                      Current
                                      Portion      Long-term      Total

Note payable to individual,
secured by certain Company assets,
requiring monthly payments of $4,676
including interest at 12.25%,
due May 5, 2006                       $  29,165    $ 203,931      $ 233,096

Scheduled principal maturities as of June 30, 2000 and for the fiscal years ended:

Note payable to individual, secured by

June 30, 2001               $29,165
June 30, 2002                32,945
June 30, 2003                37,216
June 30, 2004                42,039
June 30, 2005                47,488
Thereafter                   44,243

Total                      $233,096

7.  Extraordinary Item

After review by legal counsel about the predecessor company's (see Note 1) unsecured prior debts, it was determined by legal counsel the Company was no longer liable for certain of the predecessor company's unsecured debt and management elected to write-off the debts during the fiscal year ended June 30, 1999 and is included as an extraordinary item as forgiveness of debt income.

8.  Stockholders' Equity

Authorized Shares

During February 2000, the board of directors of the Company amended the articles of incorporation to increase the number of authorized shares of common stock to 249,000,000 shares.

Stock Issuance

During March 2000, the Company issued 7,000,000 shares of common stock through a private placement transaction, resulting in net proceeds to the Company of $3,382,560.

The Company also issued 6,422,667 and 8,000,000 shares of Company stock in connection with the acquisition of business's or net assets during the fiscal years ended June 30, 2000 and 1999, respectively. The Company also issued 30,389,449 and 11,242,790 shares of Company stock in connection with services provided or rendered during the fiscal years ended June 30, 2000 and 1999, respectively.

Preferred Stock

On December 15, 1998, the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI") , a privately held company that in which officers or family members of the officers of the Company have minority stock ownership, for IHHI to purchase 23,900 shares of the Company's preferred stock with a par value of $100.00 per share, in exchange for a promissory note receivable from IHHI in the amount of $2,500,000. The difference between the par value of the shares and the purchase price is treated as additional paid-in-capital. Shares purchased under the agreement are to be issued to IHHI or its designee. The promissory note receivable bears interest at 9% per annum, and is secured by a blanket security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under the agreement directly to the shareholder(s) of record at the time such payment is due.

9.  Income Taxes

The provision for income taxes for the years ended June 30, 2000 and 1999 consist of the following:

                                             June 30,        June 30,
                                               2000            1999

Current income tax expense:
Federal                                      $    5,600      $       0
State                                             3,200              0
                                                  8,800              0

Deferred income tax expense:
Federal                                      $        0      $       0
State                                                 0              0
                                                      0              0

                                             $    8,800      $       0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                       $  485,500      $  12,500
Valuation allowance                            (485,500)       (12,500)

                                                      0              0
Liabilities                                           0              0

Net deferred tax assets                      $        0      $       0

Deferred income tax assets consist primarily of net operating loss carryforwards. The Company has provided for a full valuation allowance on the deferred income tax assets as the realization of such benefits are uncertain. Such carryforwards begin to expire beginning in 2004.

For the year ended June 30, 1999, the Company excluded the forgiveness of debt income from taxable income pursuant to Internal Revenue Code Section 108(A)(1)(B) and 108(B).

10.  Commitments

The Company leases certain of its office facilities and certain equipment under the terms of noncancellable operating leases which expire through May, 2003. Lease payments under these agreements totaled $138,276 and $0 for the years ended June 30, 2000 and 1999.

The future minimum rental commitments at June 30, 2000 under these leases are as follows:

Year Ending June 30,

June 30, 2001      $  176,095
June 30, 2002         133,632
June 30, 2003          80,503

                   $  390,230

11.  Segment Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are four reportable segments based on the customers served by each segment: Full service internet service provider
(ISP), mortgage banking business, and business-to-business ("B2B") provider and business-to-consumer ("B2C") provider. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Full service internet service provider serves customers requiring internet access in the western United States through dial-up, digital subscriber lines ("DSL"), and wireless; web hosting and web design. Mortgage banking business includes online mortgage loan origination, processing, servicing and resales. Business-to-business provider primarily provides reverse auction services to foreign companies wishing to purchase materials and supplies in the United States. Business-to-consumer provider primarily consists of cellular phone service origination fees and sales.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 2).  Information on reportable segments is as follows:

                                                           June 30
Fiscal Year Ended                                            2000

Full-service ISP
Net sales                                                  $  927,637
Operating income                                             (348,367)

Mortgage loan originations held for resale
Net sales                                                   8,264,071
Operating income                                             (386,682)

Business-to-business provider
Net sales                                                           0
Operating income                                             (164,341)

Business-to-consumer provider
Net sales                                                   1,207,382
Operating income                                             (180,986)

Other
Unallocated expenses                                       (1,584,293)

Total
Net sales                                                  10,169,090
Operating income                                           (2,664,669)

Prior to July 1, 1999, the Company only had one reportable segment.

12.  Subsequent Events

On August 2, 2000, the Company announced that it has entered into an agreement with PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company, whereby the Company would purchase 2,460,000 share of PMCC common stock from PMCC's former chairman of the board, which represents 66.36% of the 3,707,000 PMCC shares outstanding . The aggregate purchase price of $3,198,000 is to be paid in cash to the seller by the Company as follows:
$700,000 at date of closing; $306,857 for each of the seven installment payments to be paid on the 30th, 60th , 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC, a listed AMEX company, are currently not trading. In the event that three months after closing, if PMCC's shares are not actively trading on the AMEX or NASDQ exchanges and the Company has not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price shall be reduced by the amount of the final two $175,000 payments.

On August 11, 2000, the Company entered into an agreement to acquire all of the outstanding shares of International Business Co., a software developer that streamlines B2B e-commerce, in exchange for 2,000,000 shares of restricted Company shares to be held in escrow. Between the period from September 1, 2000 through March 1, 2001, the Company can unilaterally cancel the contract if dissatisfied with the seller's performance.

                          EXHIBIT INDEX

Exhibit      Description
No.

2 Agreement and Plan of Merger (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 22, 1999)

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on December 1, 1999).

3.2   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on December 1, 1999).

3.3   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed on May 22, 2000).

3.4   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.4 of the Form 10-Q filed on May 22, 2000).

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

10.6  Agreement for Acquisition between the Registrant and Direct
      Communications, Inc., dated February 25, 2000 (incorporated by Reference to Exhibit 10.6 of the Form 10-Q filed on May 22, 2000).

10.7 Agreement between the Registrant and Internet 2xtreme, dated March 6, 2000 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed on May 22, 2000).

10.8 Agreement between the Registrant, Roanoke Technology Corp., and Global GPP Corp., dated March 21, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed on May 22, 2000).

10.9  Agreement between GPP Hungary Kft and Haitec Magyarorazagi
      Kft, dated March 30, 2000 (incorporated by reference to Exhibit
      10.9 of the Form 10-Q filed on May 22, 2000).

10.10 Stock Purchase Agreement between the Registrant and
      Atlas Capital Corporation, dated April 1, 2000 (see below).

21    Subsidiaries of the Registrant (see below).

27    Financial Data Schedule (see below).