Form 10-Q
period 2000-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2000-11-16
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes           No    X     .

As of September 30, 2000, the Registrant had 221,115,113 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000                     3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                      4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE three MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                      5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    13


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

ITEM 5.  OTHER INFORMATION                                             14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE                                                              14

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                  INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                             September 30            June 30
                                                  2000                 2000

Assets

Cash                                         $    107,162          $1,661,963
Accounts receivable, net                           77,256             128,389
Mortgage notes held for sale                    2,312,064           2,907,741
Prepaid expenses and other                        101,181             127,905
Total current assets                            2,597,663           4,825,998

Property and equipment, net                       756,805             575,061

Intangible assets, net                          2,707,573           2,884,174

Investments in unconsolidated companies           913,207                   0

Note receivable                                   520,700             654,009
                                                7,495,948           8,939,242

                     Liabilities and Stockholders' Equity

Accounts payable                                  383,123             317,998
Accrued liabilities                                67,070              48,900
Revolving line of credit                        2,216,156           2,958,563
Current portion of long-term debt                 125,000              29,165
Deferred revenues                                 229,029             247,090
Total current liabilities                       3,020,378           3,601,716

Long-term debt                                    223,520             203,931

Minority interest in subsidiaries                 (25,526)             (5,868)

Stockholders' equity:
Preferred stock, par value $100.00 per
share; 1,000,000 shares authorized;
23,900 issued and outstanding at
September 30, 2000 and June 30, 2000            2,390,000           2,390,000
Common stock, par value $0.01 per share;
249,000,000 shares authorized;
221,115,113 shares issued and
outstanding at September 30, 2000
and June 30, 2000                               2,211,151           2,211,151

Additional paid-in capital                      3,669,490           3,669,490
Accumulated deficit                            (3,993,065)         (3,131,178)

Total stockholders' equity                      4,277,576           5,139,463

Total liabilities and stockholders'
Equity                                          7,495,948           8,939,242

The accompanying notes are an integral part of these financial statements

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three Months Ended
                                           September 30         September 30
                                                2000                1999

Revenues                                     6,899,937              294,646
Cost and expenses:
Cost of revenues                             6,064,866              205,848
Interest expense                                 2,726                    0
Selling, general and administration          1,837,044               86,719
Depreciation and amortization                  242,159                    0

Total costs and expenses                     8,146,795              292,567

(Loss) income from operations               (1,246,858)               2,079

Other income (expense):
Gain on sale of equity investments             308,412                    0
Interest income                                 61,142                    0
Other expense                                   (4,241)                   0
Total other income, net                        365,313                    0

Income (loss) before minority interest        (881,545)               2,079

Minority interest in loss of subsidiaries      (19,658)                   0

Net (loss) income                             (861,887)               2,079

Net loss (income) per common share                 Nil                  Nil
Weighted average number of common shares
Outstanding                                189,571,337          177,444,535

The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Three Months Ended
                                           September 30         September 30
                                                2000                1999

Cash Flows From Operating Activities:
Net (loss) income                             (861,887)                2,079
Adjustments to reconcile net (loss)
income to net cash (used in) provided
by operating activities:
Depreciation and amortization                  242,159               163,587
Gain on sale of equity investments            (308,412)                    0
Minority interest                              (19,658)                    0
Changes in operating assets and
liabilities:
Accounts receivable                             51,133              (183,352)
Inventories                                          0               (73,771)
Mortgage loans receivable                      595,677                     0
Prepaid expenses and other                      26,724               287,245
Accounts payable                                65,125               207,757
Accrued liabilities                             18,170               201,253
Deferred revenues                              (18,061)                    0

Net cash (used in) provided by operating
Activities                                    (209,030)              604,798

Cash Flows From Investing Activities:
Purchases of property and equipment           (247,302)             (196,664)
Purchase of intangible assets                        0              (564,562)
Proceeds from sale of investment in
Company                                        420,562                     0
Investments in companies' stock             (1,025,357)                    0

Net cash used in investing activities         (852,097)             (761,226)

Cash Flows From Financing Activities:
Net repayments under revolving line of
Credits                                       (742,407)                    0
Net repayment of long-term debt                115,424                77,546
Collection of notes receivable -
Stockholder                                    133,309                     0
Issuance of common stock                             0                   364

Net cash (used in) provided by financing
Activities                                    (493,674)               77,910

Net decrease in cash                        (1,554,801)              (78,518)
Cash, beginning of period                    1,661,963                82,577

Cash, end of period                            107,162                 4,059

The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates. The unaudited consolidated financial statements of the Company include the accounts of all of its wholly or majority owned subsidiaries. All intercompany accounts or transactions have been eliminated.

The unaudited consolidated financial statements at September 30, 2000 and for the three months ended September 30, 2000 and 1999 are unaudited, but include all normal recurring adjustments and accruals which are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any future periods. The consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2.  Acquisitions

PMCC Financial Corp.

On July 28, 2000, the Company entered into an agreement with PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company, whereby the Company would purchase 2,460,000 shares of PMCC common stock from PMCC's former chairman of the board, which represents 66.36% of the 3,707,000 total PMCC shares outstanding. The aggregate purchase price of $3,198,000 is to be paid in cash to the seller by the Company as follows: $700,000 at date of closing; $306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC will be released to the Company based on payments made by the Company, as outlined in the agreement. Shares of PMCC, a listed AMEX company, are currently not trading. In the event that three months after closing, if PMCC's shares are not actively trading on the AMEX or NASDQ exchanges and the Company has not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price shall be reduced by the amount of the final two $175,000 payments. As of September 30, 2000, the Company has paid approximately $1,043,000, representing the payment due at closing and the 1st installment, and has received 269,230 shares of PMCC, representing approximately 7% of the total outstanding stock of PMCC.

Also on July 28, 2000, in a separate transaction, the Company entered into a stock sales agreement with an unrelated individual whereby the Company would sell up to 370,000 of PMCC shares that the Company either owns or will eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company will be released to the buyer in proportion to payments received. As of September 30, 2000, the Company received payments of $420,563 and the Company released 112,150 shares of PMCC stock that it owned. If PMCC shares are not actively trading within six months of the agreement, the Company will issue to the Buyer the equivalent number of shares of stock of the Company. Management has represented that PMCC will become actively trading within the six-month period, and the Company has recognized a gain on the sale of the PMCC stock of $308,413 during the three months ended September 30, 2000.

International Business Co., Inc.

On August 19, 2000, the Company entered into an agreement to acquire all of the outstanding shares of International Business Co. ("IBC"), a software developer that streamlines B2B e-commerce, in exchange for 2,000,000 shares of restricted Company shares to be held in escrow, with 1,000,000 restricted company shares released to the seller on August 11, 2001 and the remaining 1,000,000 shares released on April 11, 2002. Between the period from September 1, 2000 through March 1, 2001, the Company can unilaterally cancel the contract if dissatisfied with the seller's performance. As of September 30, 2000, the Company has not completed its acquisition of IBC and has advanced monies to IBC totaling $18,500.

3.  Net Loss Per Share

Basic net loss per shares has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three months ended September 30, 2000 and September 30, 1999.

4.  Segment Information

Management has determined that there are four reportable segments based on the customers served by each segment: Full service internet service provider ("ISP"), mortgage banking business, and business-to-business ("B2B") provider and business-to-consumer ("B2C") provider. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Full service internet service provider serves customers requiring internet access in the western United States through dial-up, digital subscriber lines ("DSL"), and wireless; web hosting and web design. Mortgage banking business includes online mortgage loan origination, processing, servicing and resales. Business-to-business provider primarily provides reverse auction services to foreign companies wishing to purchase materials and supplies in the United States. Business-to-consumer provider primarily consists of cellular phone service origination fees and sales. Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                   Three Months Ended
                                             September 30     September 30
                                                  2000             1999

Full-service ISP
Net sales                                         792,572
Operating income                                  160,474

Mortgage loan originations held for resale
Net sales                                       5,927,079
Operating loss                                   (515,734)

Business-to-business provider
Net sales                                               0
Operating loss                                    (99,789)

Business-to-consumer provider
Net sales                                         180,286
Operating loss                                   (164,226)

Other
Unallocated expenses                             (627,583)

Total
Net sales                                       6,899,937
Operating loss                                 (1,246,858)

Prior to September 30, 1999, the Company only had one reportable segment, full-service ISP provider services.

5.  Subsequent Events

On October 5, 2000, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding stock of SonicAuction.com, a business-to-business auction marketplace that provides a forum for business merchants to purchase equipment and merchandise. The agreement calls for the Company to issue to the Seller 500,000 shares of Company stock (with certain restrictions as set forth in the agreement), in exchange for all of the outstanding and treasury shares of common stock of SonicAuction.com.

On October 20, 2000, the Company entered into a Stock Purchase Agreement ("Agreement") with Auction-Sales.Com, Inc. and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Company of 96.62% of the outstanding and treasury shares of common stock ("Shares") of Auction-Sales.Com, Inc., a leading edge e-commerce dynamic pricing application service provider and has developed a proprietary state of the art hybrid auction platform that addresses the combined needs of the B2C, B2B and C2C markets. In exchange for the Shares, the Company will pay, under the terms of the agreement, the following:

(a) 11,000,000 shares of Company's restricted common stock to Seller for all of Seller's Shares, as follows: (i) 5,500,000 restricted shares will be issued to the Seller's current shareholders, as defined (ii) 2,500,000 restricted shares will be paid to certain creditors of the Seller. Seller represents that all of these creditors are unsecured. Seller shall procure signed consents from each creditor confirming the agreement to accept restricted shares in proportion to their claims within 60 days of closing of the transaction. Failure to procure signed consents will justify rescission of this Agreement at the option of the Company, such that each party shall restore to the other the consideration which each placed into the Agreement. (iii) 3,000,000 restricted shares of the purchase price will be paid to outside consultants for work performed for facilitating the transaction.

(b) Earn out for the Seller: The Seller shall be paid up to an additional $3,000,000 based upon earnings over the next 3 years through additional restricted stock. The earn out will be based on a 10% growth per year over the previous years revenue. The $3,000,000 will be distributed equally over the subsequent 3 year i.e. $1,000,000 per year, and can be cumulative. This earn out is further defined as follows: (i) The initial base Year ends on 9-30-00. The subsequent year base will be the previous revenue (ii) The stock will be issued per quarter upon reaching the Goal per quarter for that portion of the annualized growth of 10% over the previous year.

(c)  The Company may invest up to $2,000,000 in Auction-
Sales.Com, Inc., at a rate not to exceed $500,000 per quarter, based on performance on Auction-Sales.Com as a function of gross revenues and based on a budget, which is pre-approved by Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the three-month period ended September 30, 2000 of $6,899,937 increased 2,340% when compared with revenues of $294,646 in the prior year comparable period of the third calendar quarter of 1999.

The gross profits margin of 12.1 % for the three months ended September 30, 2000 is a decrease from the gross profit margin of
30.1 % for the same three-month period of the previous fiscal year. Current year margins for the past three months reflect the acquisitions made by the company and its related increase in overhead.

Selling, general, and administrative expenses for the three months ended September 30, 2000 increased to $1,837,044 which is a significant increase when compared with the $ 86,719 for the prior year comparable period. This increase is again due to the acquisitions made during the last 12 months.

The resulting net loss for the three months ended September 30, 2000 was $861,887 which is a significant change when compared with a profit of $2,079 for same period ending September 30, 1999. $242,159 of the loss represents "Depreciation and Amortization".

Liquidity and Capital Resources.

Net cash provided by the operations of the Registrant was $107,162 for the three months ended September 30, 2000 versus net cash provided by operating activities of $4,059 in the comparable prior year period.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended on September 30, 2000:
purchase infrastructure equipment totaling $247,302.

Acquisitions

(a)  Stock in PMCC Financial Corp.

On July 28, 2000, the Registrant entered into an agreement with PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company, whereby the Registrant would purchase 2,460,000 shares of PMCC common stock from PMCC's former chairman of the board, which represents 66.36% of the 3,707,000 total PMCC shares outstanding (see Exhibit 10.11 to this Form 10-Q). The aggregate purchase price of $3,198,000 is to be paid in cash to the seller by the Registrant as follows: $700,000 at date of closing;
$306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC will be released to the Registrant based on payments made by the Registrant, as outlined in the agreement. Shares of PMCC, a listed AMEX company, are currently not trading. In the event that three months after closing, if PMCC's shares are not actively trading on the AMEX or NASDQ exchanges and the Registrant has not merged PMCC with the Registrant or any of the Registrant's subsidiaries, the purchase price shall be reduced by the amount of the final two $175,000 payments. As of September 30, 2000, the Registrant has paid approximately $1,043,000, representing the payment due at closing and the 1st installment, and has received 269,230 shares of PMCC, representing approximately 7% of the total outstanding stock of PMCC.

Also on July 28, 2000, in a separate transaction, the Registrant entered into a stock sales agreement with an unrelated individual whereby the Registrant would sell up to 370,000 of PMCC shares that the Registrant either owns or will eventually own, for total consideration of $1,387,500 (see Exhibit 10.12 to this Form 10-
Q). Shares of PMCC stock sold by the Registrant will be released to the buyer in proportion to payments received. As of September 30, 2000, the Registrant received payments of $420,563 and the Registrant released 112,150 shares of PMCC stock that it owned. If PMCC shares are not actively trading within six months of the agreement, the Registrant will issue to the Buyer the equivalent number of shares of stock of the Registrant. Management has represented that PMCC will become actively trading within the six-month period, and the Registrant has recognized a gain on the sale of the PMCC stock of $308,413 during the three months ended September 30, 2000.

(b)  IBC Corp.

On August 11, 2000, the Registrant entered into an agreement to acquire all of the outstanding shares of International Business Co. ("IBC"), a software developer that streamlines B2B e-commerce, in exchange for 2,000,000 shares of restricted Registrant shares to be held in escrow, with 1,000,000 restricted company shares released to the seller on August 11, 2001 and the remaining 1,000,000 shares released on April 11, 2002 (see
Exhibit 10.13 to this Form 10-Q). Between the period from September 1, 2000 through March 1, 2001, the Registrant can unilaterally cancel the contract if dissatisfied with the seller's performance. As of September 30, 2000, the Registrant has not completed its acquisition of IBC and has advanced monies to IBC totaling $18,500.

Current Developments.

After the quarter ended September 30, 2000, the Registrant entered into three additional material contracts, as follows:

(a)  Sonic Auction.com.

100% of the web based auction site Sonic Auction.com was acquired by the Registrant on October 5, 2000 in exchange for 500,000 shares of restricted common stock of the Registrant. Sonic Auction is a B2B auction marketplace, providing a auction site for business merchants to purchase equipment, and merchandise at a discount. This site has a loyal customer base and had sales of over $2,000,000 for the year ended December 31, 1999. The site has over $400 million worth of auction-able product currently listed for auction.

(b)  Washington State Hotel and Motel Association.

The agreement with the Washington State Hotel and Motel Association, dated October 4, 2000, provides the use of the GGPP reverse Auction site as a platform for hotel association members purchasing products needed for their different hotel properties. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another, the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the GGPP website for use by the Association, and does not involve any payment by the Registrant.

(c)  Auction-Sales.Com.

On October 20, 2000, the Registrant entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Registrant of 96.62% of the outstanding and treasury shares of common stock of Auction-Sales.Com, Inc., a Delaware corporation. In exchange for the shares, the Registrant will pay, under the terms of this agreement, the following:

(a) 11,000,000 shares of Registrant's restricted common stock to Seller for all of Seller's Shares, as follows:

(i) 5,500,000 restricted shares will be issued to current shareholders, identified on the list attached to the Agreement.

(ii) 2,500,000 restricted shares will be paid to certain creditors of the Registrant identified in an attachment to the Agreement. Seller represents that all of these creditors are unsecured. Seller shall procure signed consents from each creditor confirming the agreement to accept restricted shares in proportion to their claims within 60 days of closing of the transaction. Failure to procure signed consents will justify rescission of this Agreement at the option of the Registrant, such that each party shall restore to the other the consideration which each placed into the Agreement.

(iii) 3,000,000 restricted shares of the purchase price will be paid to outside consultants for work performed for facilitating the transaction.

(b) Earn out for the "Seller": The Seller shall be paid up to an additional $3,000,000 based upon earnings over the next 3 years through additional restricted stock. The earn out will be based on a 10% growth per year over the previous years revenue. The $3,000,000 will be distributed equally over the subsequent 3 year i.e. $1,000,000 per year, and can be cumulative. This earn out is further defined as follows:

The initial base Year ends on September 30, 2000. The subsequent year base will be the previous revenue .

(ii) The stock will be issued per quarter upon reaching the Goal per quarter for that portion of the annualized growth of 10% over the previous year.

(c) The Registrant may invest up to $2,000,000 in Auction-Sales.Com, Inc., at a rate not to exceed $500,000 per quarter, based on performance on Auction-Sales.Com as a function of gross revenues and based on a budget, which is pre-approved by the Registrant.

Auction-Sales.Com is an e-commerce pricing application service provider. Auction-Sales.Com has developed a proprietary state of the art hybrid auction platform that address the combined needs of the B2C, B2B and C2C markets. This is accomplished by providing a single integrated marketplace and portal technology that empowers all parties, including manufacturers, distributors, resellers and consumers. The Auction-Sales.Com platform provides supply chain integration and economies of scale in connection with dynamic pricing application targeting businesses and /or consumers.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 27, 2000, the annual meeting of shareholders of the Registrant was held. At this meeting, the following matters were voted on and approved:

(a) The election of following three (3) nominees as Directors of the Registrant until the next annual meeting of shareholders and until their respective successors shall be elected and qualified:
Louis Cherry, Albert R. Reda, and Wade Whitely;

(b) To approve the appointment of Henry Schiffer, C.P.A., a P.C., as the Registrant's independent auditors for the new fiscal year commencing on July 1, 2000;

Of the 221,115,113 shares eligible to vote at this meeting, a total of 113,754,182 shares voted in favor of the proposal and for each of the nominated directors. There were no negative votes and no abstentions on any of the voting. The proposal regarding the approval of a share exchange between the Registrant and PMCC Mortgage Corp., whereby the Registrant would become a wholly owned subsidiary of this firm (as set forth in the Schedule 14A Proxy Statement filed with the SEC on September 15,
2000), was not voted on due to incomplete negotiations between the parties with respect to this transaction.

ITEM 5.  OTHER INFORMATION.

The Registrant is aware that it failed to report the acquisition of an amount of common stock of PMCC Financial Corporation which exceeds 5% of the outstanding of that company in compliance with Rule 13(d) under the Securities Exchange Act of 1934. A Schedule 13D for this acquisition is now in the process of being prepared for filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-Q. The disclosures herein regarding the acquisition and disposition of common stock of PMCC Financial Corporation is being made in lieu of the filing of a Form 8-K which was inadvertently not filed for these transactions.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Internet Business's International, Inc.



Dated: November 15, 2000            By: /s/ Albert R. Reda
                                    Albert R. Reda, Chief Executive Officer

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

10.10 Stock Purchase Agreement between the Registrant and
      Atlas Capital Corporation, dated April 1, 2000 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed on September 27, 2000).

10.11 Stock Purchase Agreement between the Registrant and
      Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust, dated July 28, 2000 (see below).

10.12 Stock Sales Agreement between the Registrant and a buyer, dated July 28, 2000 (see below).

10.13 Stock Purchase Agreement between the Registrant,
      International Business Company, Dennis B. Ginther, Clifford J. Roebuck, Jadwiga L. Ginther, and Bogumila E. Basu , dated August 19, 2000 (see below).

21    Subsidiaries of the Registrant (see below).

27    Financial Data Schedule (see below).