Form 10-Q
period 2000-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2001-02-15
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2000

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

As of December 31, 2000, the Registrant had 232,755,519 shares of common stock issued and outstanding.

                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 2000 AND JUNE 30, 2000                  3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED
         DECEMBER 31, 2000 AND DECEMBER 31, 1999                    4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                  5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                         15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       15

ITEM 5.  OTHER INFORMATION                                         15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURE                                                          16

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                             December 31       June 30
                                                 2000            2000

                                 ASSETS

Cash and cash equivalents                    $   358,856       $1,661,963
Accounts receivable, net                          83,316          128,389
Mortgage notes held for sale                   2,277,777        2,907,741
Prepaid expenses and other                        16,794          127,905
Total current assets                           2,736,743        4,825,998

Property and equipment, net                      896,557          575,061
Intangible assets, net                         2,732,050        2,884,174
Investments in unconsolidated companies          894,707                0
Note receivable                                  488,700          654,009

                                             $ 7,748,757       $8,939,242

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                             $   599,179       $  317,998
Accrued liabilities                               57,254           48,900
Revolving line of credit                       2,706,156        2,958,563
Current portion of long-term debt                 31,653           29,165
Deferred revenues                                215,376          247,090

Total current liabilities                      3,609,618        3,601,716

Long-term debt                                   214,062          203,931

Minority interest in subsidiaries                (25,526)         (5,868)

Stockholders' equity:
Preferred stock, par value $100.00 per
share; 1,000,000                               1,817,000       2,390,000

shares authorized; 18,170 and 23,900 issued
and outstanding respectively as of
December 31, 2000 and June 30, 2000
Common stock, par value $0.001 per share;
349,000,000                                    2,327,555       2,211,151
shares authorized; 232,755,519 and
221,115,113 shares issued and outstanding
respectively as of December 31,2000 and
June 30, 2000
Additional paid-in capital                     3,669,490      3,669,490
Accumulated deficit                           (3,863,442)    (3,131,178)


Total stockholders' equity                     3,950,603      5,139,463

Total liabilities and stockholders' equity    $7,748,757     $8,939,242

The accompanying notes are an integral part of these financial statements

               INTERNET BUSINESS'S INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                Three Months Ended        Six Months Ended
                               December    December     December    December
                                  31          31           31          31
                                 2000        1999         2000        1999

Revenues                       $6,539,850  $   540,102  $13,439,787 $  835,548


Cost and expenses:
Cost of revenues                5,108,321      199,102   11,173,187    404,950
Interest expense                        0            0        2,726          0
Selling, general and admin.     1,583,242      319,314    3,420,286    406,033
Depreciation and amortization      47,163            0      289,322          0

Total costs and expenses        6,738,726      518,416   14,885,521    810,983

(Loss) income from operations   ( 198,876)      21,686   (1,445,734)    24,565

Other income (expense):
Gain on sale of equity
investments                       102,117            0      410,529          0
Interest income                   218,018            0      279,160          0
Other expenses                     (1,806)           0       (6,047)         0
Total other income, net           318,329       21,686            0    683,642

Income (loss) before
minority interest
Minority interest in loss of
sub                              (10,170)            0      (29,828)         0

Net (loss) income                129,623        21,686     (732,264)    24,565

Net loss (income) per common
share                                Nil           Nil          Nil        Nil

Weighted average number of
Common shares outstanding   225,539,580   181,737,364   225,539,580 181,737,364

The accompanying notes are an integral part of these financial statements

               INTERNET BUSINESS'S INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                 Six Months Ended
                                           December 31    December 31
                                               2000           1999

Cash Flows From Operating Activities:
Net (loss) income                          $  (732,264)   $     2,079
Adjustments to reconcile net (loss)
income to net cash (used in) provided by
operating activities:
Depreciation and amortization                  289,322        163,587

Gain on sale of equity investment             (410,529)             0
Minority interest                              (29,828)             0
Changes in operating assets and
liabilities:
Accounts receivable                             83,316       (183,352)
Inventories                                          0        (73,771)
Mortgage loans receivable                      569,110              0
Prepaid expenses and other                      16,794        287,245
Accounts payable                                57,254        207,757
Accrued liabilities                             47,005        201,253
Deferred revenues                              (16,984)             0

Net cash (used in) provided by operating
Activities                                    (126,804)       604,798
Cash Flows From Investing Activities:
Purchases of property and equipment           (292,896)      (196,664)
Purchase of intangible assets                        0       (564,562)
Proceeds from sale of investment in company    559,812              0
Investments in companies' stock             (1,025,357)             0

Net cash used in investing activities         (758,441)      (761,226)

Cash Flows From Financing Activities:
Net repayments under revolving line of
 Credits                                     (627,784)              0
Net repayment of long-term debt               177,740          77,546
Collection of notes receivable -
Stockholder                                    32,182               0
Issuance of common stock                            0             364

Net cash (used in) provided by financing
Activities                                   (417,862)         77,910

Net decrease in cash                       (1,303,107)        (78,518)
Cash, beginning of period                   1,661,963          82,577

Cash, end of period                           358,856           4,059

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

The unaudited consolidated financial statements at December 31, 2000 and for the three and six months ended December 31, 2000 and 1999 are unaudited, but include all normal recurring adjustments and accruals which are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any future periods. The consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2.  Acquisitions

First Quarter of Fiscal Year June 30, 2001

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

Also on July 28, 2000, in a separate transaction, the Company entered into a stock purchase agreement with an unrelated individual whereby the Company would sell up to 370,000 of PMCC shares that the Company either owns or will eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company will be released to the buyer in proportion to payments received.

As of December 31, 2000, the Company received payments of $559,812 and the Company released 149,283 shares of PMCC stock that it owned. If PMCC is not actively trading within six months of the agreement, the Company will issue to the Buyer the equivalent number of shares of stock of the Company. PMCC has been actively trading as of January 19, 2001, and the gain on the sale of the PMCC stock of $410,529 has been included in revenues for the period ending December 31,2000.

As of February 12, 2001, the former Chairman of the Board of PMCC and the Company have yet to reach agreement on the renegotiated purchase price for the stock that is being acquired by the Company.

In January 2001, the PMCC was delisted from the American Stock
Exchange and began trading on the Pink Sheets under the symbol of "PMCF"; this met the trading requirement as per the stock sale agreement the Company had entered into with an unrelated individual during the first quarter of this fiscal year.

International Business Co., Inc.

On August 11, 2000, the Company entered into an agreement to acquire all of the outstanding shares of International Business Co. ("IBC"), a software developer that streamlines B2B e-commerce, in exchange for 2,000,000 shares of restricted Company shares to be held in escrow, with 1,000,000 restricted company shares released to the seller on August 11, 2001 and the remaining 1,000,000 shares released on April 11, 2002. Between September 1, 2000 through March 1, 2001, the Company can unilaterally cancel the contract if dissatisfied with the seller's performance. As of September 30, 2000, the Company has not completed its acquisition of IBC and has advanced monies to IBC totaling $18,500.

As of December 31, 2000 the Company has not completed the acquisition of IBC, which is not schedule to close until the end of January 31, 2001.

Second Quarter  of  Fiscal Year ending June 30, 2001

SonicAuction.com

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

Auction-Sales.com

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

Seller shall procure signed consents from each creditor confirming the agreement to accept restricted shares in proportion to their claims within 60 days of closing of the transaction. Failure to procure signed consents will justify rescission of this Agreement at the option of the Company, such that each party shall restore to the other the consideration which each placed into the Agreement. (iii) 3,000,000 restricted shares of the purchase price will be paid to outside consultants for work performed for facilitating the transaction (b) Earn out for the "Seller": The Seller shall be paid up to an additional $3,000,000 based upon earnings over the next 3 years through additional restricted stock. The earn out will be based on a 10% growth per year over the previous years' revenue. The $3,000,000 will be distributed equally over the subsequent 3 year i.e. $1,000,000 per year, and can be cumulative. This earn out is further defined as follows: (i) The initial base Year ends on 9-30-00. The subsequent year base will be the previous revenue (ii) The stock will be issued per quarter upon reaching the Goal per quarter for that portion of the annualized growth of 10% over the previous year. The Company may invest up to $2,000,000 in Auction-Sales. Com, Inc., at a rate not to exceed $500,000 per quarter, based on performance on Auction-Sales.Com as a function of gross revenues and based on a budget, which is pre-approved by Company.

As of December 31, 2000 the acquisition was rescinded and the necessary filings with the SEC were flied in January 2001.

3. Net Loss Per Share

Basic net loss per shares has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and six months ended December 31, 2000 and 1999.

4.  Segment Information

Management has determined that there are four reportable segments based on the customers served by each segment: Full service internet service provider (ISP), mortgage banking business, and e-commerce ("B2BC") business-to-business and or to-consumer provider and marketing ("B2B") business-to-business and ("B2C") business-to-consumer. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                Six Months Ended
                                         December 31,     December 31,
                                             2000             1999

Full-service ISP
Net sales                               $ 1,402,448       $    835,548
Operating income                            257,676             24,565

Mortgage loan originations held
for resale
Net sales                                11,173,276
Operating income                           (548,318)

E Commerce (B2BC)
Net sales                                    42,816
Operating income                           (134,630)

Marketing (B2BC)
Net sales                                   457,862
Operating income                           (335,065)

Other
Other Income                                363,385
Net Income                                   28,073

Total
Net sales                                13,439,787           835,548
Operating income                           (732,264)           24,565

Prior to December 31 1999, the Company only had one reportable segment, full-service ISP provider services.

5. Stock Issuance.

The following shares were issued 1. 500,000 shares of restricted 144 stock for the acquisition of Sonic Auction.Com; and 2. pursuant to the agreement with the conversion rights of the Preferred Stock issued December 15, 1998. The following shares were converted to common based upon the 10 day average of the closing bid price prior to the to the conversion date. 7,140,406.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the three-month period ended December 31, 2000 of $6,539,850 increased 121% when compared with revenues of $540,102 in the prior year comparable period of the fourth calendar quarter of 1999. Revenues for the six-month period ended December 31, 2000 of $13,439,787 increased 162% when compared to the revenues of 835,548 for the comparable period ended December 31, 1999.

The gross profits margin of 21.9% for the three months ended and 17.7% for six months December 31, 2000 is a decrease from the gross profit margin of 36.9 % for the same three-month period and 30.1% for the same six-month period of the previous fiscal year. Current fiscal margins for the second quarter of this fiscal year are reflective of the acquisitions made by the company and its related increase in overhead. The Company for the three months ended December 31, 2000 posted a net profit for the quarter of $129,623.

Selling, general, and administrative expenses for the six months ended December 31, 2000 increased to $3,420,286 which is a significant increase when compared with the $ 406,033 for the prior years comparable period. This increase is again due to the acquisitions made during the last 12 months.

The resulting net loss for the six months ended December 31, 2000 was $737,146, which is a significant change when compared with a profit of $24,565 for same period ending December 31, 1999. $394,689 of the loss represents "Depreciation and Amortization". The net loss of $732,264 for the six months ended December 31, 2000 is an improvement over the net loss for the three months ended September 30, 2000 of $861,887 by $126,623.

The most significant change the made during this quarter was to reduce cost of revenues by $956,545 over the previous quarter with only an over all reduction in sales of $360,087.

Liquidity and Capital Resources.

Net cash provided by the operations of the Registrant was $358,856 for the three months ended December 31, 2000 versus net cash provided by operating activities of $4,059 in the comparable prior year period.

Capital Expenditures.

Other than as follows, no material capital expenditures were made during the two quarters ended on December 31, 2000: purchase of infrastructure equipment totaling $467,248.

Acquisitions

(a)  Stock in PMCC Financial Corp.

On July 28, 2000, the Registrant entered into an agreement with PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company, whereby the Registrant would purchase 2,460,000 shares of PMCC common stock from PMCC's former chairman of the board, which represents 66.36% of the 3,707,000 total PMCC shares outstanding (see Exhibit 10.11 to this Form 10-Q). The aggregate purchase price of $3,198,000 is to be paid in cash to the seller by the Registrant as follows: $700,000 at date of closing;
$306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC will be released to the Registrant based on payments made by the Registrant, as outlined in the agreement. Shares of PMCC, a listed AMEX company, are currently not trading. In the event that three months after closing, if PMCC's shares are not actively trading on the AMEX or NASDQ exchanges and the Registrant has not merged PMCC with the Registrant or any of the Registrant's subsidiaries, the purchase price shall be reduced by the amount of the final two $175,000 payments. As of September 30, 2000, the Registrant has paid approximately $1,043,000, representing the payment due at closing and the 1st installment, and has received 269,230 shares of PMCC, representing approximately 7% of the total outstanding stock of PMCC. The Registrant is currently renegotiating the terms of this transaction.

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

(b)  International Business Co.

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

(c)  Sonic Auction.com.

100% of the web based auction site Sonic Auction.com was acquired by the Registrant on October 5, 2000 in exchange for 500,000 shares of restricted common stock of the Registrant (see Exhibit
10.14 to this Form 10-Q). Sonic Auction is a B2B auction marketplace, providing a auction site for business merchants to purchase equipment, and merchandise at a discount. This site has a loyal customer base and had sales of over $2,000,000 for the year ended December 31, 1999. The site has over $400 million worth of auction-able product currently listed for auction.

(d)  Auction-Sales.Com, Inc.

On October 19, 2000, the Registrant entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Registrant of 96.62% of the outstanding and treasury shares of common stock of Auction-Sales.Com, Inc., a Delaware corporation (see Exhibit 10.15 of this Form 10-Q). In exchange for the shares, the Registrant will pay, under the terms of this agreement, the following:

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

This acquisition was rescinded in December 2000. The site was retained until the funds invested into Auction-Sales.Com are returned which at this time management has very low expectations of occurring.

Other Agreement - Washington State Hotel and Motel Association.

The agreement, entered into in the ordinary course of business, with the Washington State Hotel and Motel Association, dated October 4, 2000, provides the use of the GGPP reverse auction site as a platform for hotel association members purchasing products needed for their different hotel properties. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another, the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the GGPP website for use by the Association, and does not involve any payment by the Registrant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In October 2000, the Registrant issued 500,000 shares of restricted common stock in connection with the acquisition of the Sonic Auction.com agreement (as discussed above).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See Exhibit Index

Reports on Form 8-K.

The following reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-Q.

(a) A Form 8-K was filed on November 6, 2000 to report the acquisition of Auction-Sales.Com, as set forth above.

(b) A Form 8-K was filed on January 12, 2001 to report that based on certain breaches of the representations and warranties in the acquisition agreement with regard to Auction-Sales.Com by the seller, the Registrant, through its counsel, had notified the seller that since it failed to cure such breaches the Registrant was rescinding this agreement.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Internet Business's International, Inc.



Dated: February 14, 2001       By: /s/ Albert R. Reda
                               Albert R. Reda, Chief Executive Officer

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

10.11   Stock Purchase Agreement between the Registrant and
        Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust, dated July 28, 2000 (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on November 16, 2000).

10.12 Stock Sales Agreement between the Registrant and a buyer, dated July 28, 2000 (incorporated by reference to Exhibit
        10.12 of the Form 10-Q filed on November 16, 2000).

10.13   Stock Purchase Agreement between the Registrant,
        International Business Company, Dennis B. Ginther, Clifford J. Roebuck, Jadwiga L. Ginther, and Bogumila E. Basu , dated August 19, 2000 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed on November 16, 2000).

10.14   Stock Purchase Agreement between the Registrant, Sonic
        Auction.com, Inc., and Brian Pruett, dated October 5, 2000 (see below).

10.15   Stock Purchase Agreement between the Registrant,
        Auction-Sales.Com, Inc., and Zahid Rafiq, dated October 19, 2000 (see below).

21     Subsidiaries of the Registrant (see below).

                               EX-10.14

                       STOCK PURCHASE AGREEMENT

THIS STOCK PURCHASE AGREEMENT ("Agreement") is made and entered into as of October 5, 2000, by and between SONIC
AUCTION.com, Inc., a Delaware Corporation and Brian Pruett, an individual (collectively "Seller"), and INTERNET BUSINESS'S
INTERNATIONAL, INC., a Nevada Corporation ("Buyer").

                               RECITALS

A. WHEREAS, Seller owns 100% of outstanding and treasury shares ("The Shares") of SONIC AUCTION.com, INC., ("The Company").

B. WHEREAS, Seller desires to sell and transfer to Buyer and Buyer desires to purchase and acquire from Seller, 100% of the Shares of The Company, upon the terms and subject to the conditions set forth in this Agreement.

                        TERMS AND CONDITIONS

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Purchase and Sale. Seller hereby sells, assigns, transfers and delivers to Buyer, and Buyer hereby purchases and acquires from Seller, the Shares upon the terms and subject to the conditions set forth in this Agreement.

2.  Purchase Price; Payment Terms.

(a) The purchase price for the Shares is that Buyer shall transfer 500,000 shares of Buyer's stock, (IBUI: OTCBB), Common Stock to Seller.

(b)  Seller has the right to hold all or part of received IBUI Common
Stock, with terms of liquidation defined as follows: Seller shall have the right to sell up to 100,000 Shares of received stock per week, beginning one week after close of sale of The Company.

3. Representations and Warranties of Seller. Seller hereby represents and warrants to Buyer as follows:

3.1 Authority. Seller has the right, power and authority to enter into this Agreement and to perform all obligations' required to be performed by it hereunder. The Company has the full power to transfer the Shares to Buyer without obtaining the consent or approval of any other person or governmental authority.

3.2 Title to Shares. Seller is the owner, beneficially and of record, of all the Shares free and clear of all liens, encumbrances, security agreements, equities, options, claims, charges, and restrictions.

3.3 Organization. SONIC AUCTION.com, INC., is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and has all necessary corporate powers to own its properties and operate its business as now owned and operated by it. Exhibit "A" contains the Articles of Incorporation, Bylaws, Minutes and Stock Book of Seller.

3.4 Authorization. This Agreement and all other agreements and documents executed and delivered by Seller constitute valid and legally binding obligations of Seller enforceable in accordance with their respective terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and subject to availability of equitable remedies.

3.5  Capitalization.  The authorized capital stock of The
Company consists of shares of Common Stock, of which 100% of said shares are held in The Company's treasury or are issued to and in possession of Brian Pruett. All of the outstanding shares are validly issued, and paid, and nonassessable, and such shares have been so issued in full compliance with all federal and state securities laws. There are no outstanding subscriptions, options, rights, warrants, convertible securities, or other agreement or commitments obligating The Company to issue or to transfer from treasury any additional shares of its capital stock of any class.

3.6 Financials. Exhibit "B," to this Agreement contains the federal tax returns for The Company for the year 1999. To the best of Seller's knowledge, there are no outstanding taxes owed.
Exhibit "C," to this Agreement sets forth the financial statements of The Company, including the balance sheets and statements of earnings as of September 30, 2000. The financial statements attached hereto as Exhibit "C," have been prepared in accordance with generally accepted accounting principles consistently followed by The Company throughout all periods indicated, and fairly present the financial position of The Company on the respective dates of the balance sheets included in the financial statements, and the results of its operations for the respective periods indicated. Exhibit "D," contains the financial projections for The Company for the years 2000 and 2001. Since September 30, 2000, there has not been any change in the financial condition or operations of The Company or its business, assets, properties or prospects, except as set forth on Exhibit "E," which also contains all of the debts and liabilities of The Company.

3.7 Absence of Undisclosed Liabilities. The Company is not aware of any debt, liability or obligation of any nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due, that is not reflected in the financial statements, except as set forth on Exhibit "E."

3.8 Tax Returns. Within the times and in the manner prescribed by law, The Company has filed all federal, state and local tax returns required by law and has paid all taxes, assessments, including but not limited to income and payroll taxes, and penalties. The provisions for taxes reflected in the financial statements are adequate for all federal, state, county and local taxes for the period that ended September 30, 2000, and for all prior periods, whether disputed or undisputed. There are no present disputes about taxes of any nature payable or owed by The Company.

3.10 Personal Property. The books and records of The Company contain a complete and accurate description and specify the location of all equipment, furniture, supplies and all other tangible personal property owned by, in the possession of, or used by The Company in connection with its business. No personal property is held under any lease, security agreement, conditional sales contract or other title retention or security arrangement, or is located other than in the possession and under the control of The Company. The tangible personal property reflected in those books and records constitutes all such tangible personal property necessary for the conduct by The Company of its business as now conducted. All of the tangible personal property of The Company is in good operating condition and repair, reasonable wear and tear excepted.

3.11 Title. The Company has good and marketable title to all of its assets and interest in assets, whether real, personal, mixed, tangible or intangible, which constitute all of the assets and interests in assets that are used in the business of The Company. All of these assets are free and clear of restrictions on or conditions to transfer or assignment and are free and clear of mortgages, liens, pledges, charges, encumbrances, equities and claims of third parties, except for (a) those disclosed on Exhibit "E;" and (b) the lien for current taxes not yet due and payable. Exhibit "F," to this Agreement is a schedule of all personal assets owned by The Company which are in its possession.

3.12  Accounts Receivable.  All accounts receivable of The
Company shown on the financial statements, and all accounts receivable of The Company created after September 30, 2000, arose from valid sales in the ordinary course of business. These amounts have been collected in full since that date as reflected in the books and records of The Company, or are collectible at their full amounts and are not subject to valid defenses, setoffs or counterclaims. The Company agrees that as of September 30, 2000, all receivables shall be the property of Buyer. Exhibit "G" contains accounts receivable.

3.13 Accounts Payable. Exhibit "H," to this Agreement is a complete and accurate list, with an accurate aging, of all trade and other accounts, notes and contract payables of The Company as of the date hereof, all of which arose in the ordinary course of business and are usual and normal in amount.

3.15 Contracts. Except as otherwise disclosed in any of the exhibits to this Agreement, The Company is not a party to, nor is its properties or assets bound by, any contract, agreement, understanding (whether written or verbal) of any nature whatsoever. There is no default or event that, with notice, lapse of time, or both, would constitute a default by any party to any agreement to which The Company is a party or by which it or its properties or assets are bound.

3.16 Employees and Employee Benefit Plans. Exhibit "I" to this Agreement is a correct and complete list of all full-time and part-time employees of The Company, together with their address, social security numbers and all current and promised salary, wage and bonus information. All of the employees of The Company are at-will employees and may be terminated by The Company at any time without liability and without any obligation to pay any severance or similar benefit. There are no employment contracts, collective bargaining agreement, pension, bonus, profit-sharing, stock option or other agreement or arrangement providing for employee remuneration or benefits to which The Company is a party or by which it is bound. The Company has delivered to Buyer a copy of its most current employee manual and description of all company policies and practices, including no discrimination, overtime, vacation, holiday and sick leave, if any. The Company's relationship with all of its employees is good. All unused vacation, holiday and sick leave, and any other paid time off, for all of the employees has been properly and accurately recorded in the books and records of The Company and are reflected on Exhibit "J," attached hereto. All records of The Company for each of its employees are complete and accurate.

3.17 Litigation. There is no pending, or, to Seller's knowledge, threatened suit, action, arbitration or legal, administrative or other proceeding, or governmental investigation against or affecting The Company or its business, assets or financial condition. The Company is not presently engaged in any legal action to recover money due to it or damages sustained by it.

3.18 Compliance with Laws. Seller has not received notice of any violation of any applicable federal, state or local statute, law or regulation of any kind or nature whatsoever, including, without limitation, any applicable building, zoning, environmental protection, health and safety, handicap access, or other law, ordinance or regulation, affecting its properties or the operation of its business and there are no such violations. Seller has all proper and valid licenses, permits and other governmental authorities necessary to conduct its business as now being conducted.

3.19 Agreement will not Cause a Breach or Violation. The consummation of the transactions contemplated by this Agreement will not result in or constitute any of the following: (a) a breach of any term or provision of this Agreement (b) a default or an event that, with notice, lapse of time, or both, would be a default, breach, or violation of the Articles of Incorporation or Bylaws of The Company or any lease, license, promissory note, conditional sales contract, commitment, indenture, mortgage, deed of trust, or other agreement, instrument, or arrangement to which it is bound, (c) an event that would permit any party to terminate any agreement or to accelerate the maturity of any indebtedness or other obligation of The Company; or (d) the creation or imposition of any lien, charge, or encumbrance on any of the properties of The Company.

3.20 Corporate Records. All corporate records are in the possession of Seller and are complete and accurate in all material respects. The minute book of The Company contains complete, accurate and current copies of the Articles of Incorporation, Bylaws and all amendments thereto, and all records required to be set forth of all proceedings, consents actions and meetings of the shareholders and board of directors of The Company.

3.21 Persons with Authority. Exhibit "K," to this Agreement contains a complete and accurate list of (a) all bank accounts of The Company and all other accounts at any financial institutions, including the names and addresses thereof and the account numbers, and the signatory or signatories thereon; (b) the names and addresses of all persons holding a power of attorney on behalf of The Company; all safe deposit boxes and the names of all persons authorized to have access thereto; and (d) the names and addresses of all persons and entities which have guaranteed any debts or obligation of The Company or with respect to whom The Company has guaranteed any debts or obligation.

3.22 Full Disclosure. None of the warranties made by Seller will contain any untrue statement of a material fact, or omit to state any material fact necessary to make the statements made true and accurate in all material respects.

4.  Buyer hereby represents and warrants to Seller as follows:

4.1 Authority. Buyer has the right, power and authority to enter into this Agreement and to perform all obligations required to be performed by it hereunder.

4.2 Authorization. This Agreement and all other agreements and documents executed and delivered by Buyer constitute valid and legally binding obligations of Buyer enforceable in accordance with their respective terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and subject to availability of equitable remedies.

5. Resignation of Officers and Directors. Concurrently with the execution of this Agreement, Seller shall obtain and deliver to Buyer resignations from all its directors and officers, together with general releases by such persons of all claims that they may have, or claim to have against The Company.

6. Survival of All Warranties and Representations. All representations, warranties, covenants and agreements of the parties contained in this Agreement will survive the closing.

7. Indemnification by Brian Pruett. Brian Pruett individually, hereby agrees to indemnify, defend, protect and hold Buyer, and/or its assigns, and SONIC AUCTION.com, INC., harmless against and in respect of all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees, that The Company or Buyer may incur or suffer, which arise, result from or relate to any breach or failure by Brian Pruett or Seller to perform any of the representations, warranties, covenants or agreements in this Agreement. Brian Pruett further agrees to indemnify and hold Buyer and/or its assigns harmless from all liabilities not disclosed to Buyer and accepted by Buyer, and specifically, Buyer will not be responsible for any back taxes owed by Brian Pruett or Seller to any taxing authority, federal or state.

8. Attorneys' Fees and Costs. Each party shall be solely responsible for the costs and fees of its own attorneys in connection with the negotiation of this Agreement. If any suit, legal proceeding, arbitration or other action is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party shall be entitled to recover its reasonable attorneys' fees and other costs incurred in such proceeding or action, in addition to any other relief to which it may be entitled.

9. Governing Law. This Agreement will be construed in accordance with, and governed by, the laws of the State of California as applied to contracts that are executed and performed entirely in California.

10. Disputes; Arbitration over Price. Any dispute arising between the parties, their agents or employees shall be submitted to arbitration before JAMS/ENDISPUTE of Orange County, California.

11. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

12. Counterpart and Facsimile Transmission. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which when taken together shall constitute one and the same document. The signature of any party to any counterpart shall be deemed a signature to, and may be appended to, any other counterpart. Any party may deliver its signed counterpart of this Agreement to the other party by facsimile transmission, and such delivery shall be deemed made and completed upon receipt of such facsimile transmission by the other party. Any party delivering a signed counterpart by facsimile transmission agrees to promptly send the counterpart bearing its original signature to the other party; provided that a delay or failure to do so shall not negate the effectiveness of the delivery made by the facsimile transmission.

13. Entire Agreement. This Agreement contains the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes any and all prior or contemporaneous written or oral negotiations or agreements between them regarding the subject matter hereof. No addition, modification or amendment of or to any term or provision of this Agreement, or to this Agreement as a whole, shall be effective unless set forth in writing and signed by all the parties hereto.

14. No Interpretation Against Draftsman. Both parties have had an equal role in the preparation of this Agreement, such that there shall be no interpretation or construction of terms against the draftsman.

15. Attorneys. Seller and Buyer each acknowledge that the other is represented by counsel and neither is relying in any respect on any statements or representations of the other party's counsel.

16. Broker's Fees. Each side shall pay its own broker's and accountant's fees, if any.

WHEREFORE, the parties agree:

                                           SELLER:

                                           SONIC AUCTION.com, INC.


                                           By: /s/  Brian Pruett
                                           Brian Pruett, President


                                           /s/  Brian Pruett
                                           Brian Pruett, Shareholder


                                           BUYER:

                                           INTERNET BUSINESS'S
                                           INTERNATIONAL, INC.


                                           By: /s/  Al Reda
                                           Al Reda, CEO

                              EX-10.15

                      STOCK PURCHASE AGREEMENT

THIS STOCK PURCHASE AGREEMENT ("Agreement") is made and entered into as of October 19, 2000, by and between AUCTION-SALES.COM, INC., a Delaware Corporation and Zahid Rafiq, an individual (collectively "Seller"), and INTERNET BUSINESS'S INTERNATIONAL, INC., a Nevada Corporation ("Buyer").

                              RECITALS

A. WHEREAS, Seller owns or controls 96.62% of outstanding and treasury shares ("The Shares") of AUCTION-SALES.COM, INC., ("The Company").

B. WHEREAS, Seller desires to sell and transfer to Buyer and Buyers desires to purchase and acquire from Seller, 96.62% of the Shares of THE COMPANY, upon the terms and subject to the conditions set forth in this Agreement. Seller shall have the obligation for assembling the Exhibits and Addenda, identified below.

                         TERMS AND CONDITIONS

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Purchase and Sale. Seller hereby sells, assigns, transfers and delivers to Buyer, and Buyer hereby purchases and acquires from Seller, the Shares upon the terms and subject to the conditions set forth in this Agreement.

2.  Purchase Price; Payment Terms.

(a) The purchase price for the Shares is that Buyer shall transfer 11,000,000 shares of Buyer's Rule 144 Stock to Seller for all of Seller's stock, as follows:

(i) 5,500,000 restricted shares will be issued to current shareholders, identified on the list at Addendum "1".

(ii) 2,500,000 restricted shares will be paid to certain creditors of THE COMPANY identified at Addendum "2." Seller represents that all of the creditors at Addendum "2," are unsecured. Seller shall procure signed consents from each creditor identified at Addendum"2," confirming agreement to accept restricted shares in proportion to their claims within 60 days of closing. Failure to procure signed consents will justify rescission of this Agreement at the option of Buyer, such that each party shall restore to the other the consideration which each placed into this Agreement.

(iii) 3,000,000 restricted shares of the purchase price will be paid to outside consultants for work performed for facilitating the transaction.

(b) Earn out for the "Seller"; The Sellers shall be paid up to an additional $3,000,000 (Three Million Dollars) based upon earnings over the next 3 years through additional rule 144 stock. The earn out will be based on a 10% growth per year over the previous years revenue. The $3,000,000 will be distributed equally over the subsequent 3 year i.e. $1,000,000 per year, and can be cumulative. This earn out is further defined as follows:

(i) The initial base Year ends on 9-30-00. The subsequent year base will be the previous revenue

(ii) The stock will be issued per quarter upon reaching the Goal per quarter for that portion of the annualized growth of 10% over the previous year.

(c) Buyer may invest up to $2,000,000 to THE COMPANY, at a Rate not to exceed $500,000 per quarter, based on performance on THE COMPANY as a function of gross revenues and based on a budget, which is pre-approved by Buyer.

3. Representations and Warranties of Seller. Seller hereby represents and warrants to Buyer as follows:

3.1 Authority. Seller has the right; power and authority to enter into this Agreement and to perform all obligations' required to be performed by it hereunder. THE COMPANY has the full power to transfer the Shares to Buyer without obtaining the consent or approval of any other person or governmental authority.

3.2 Title to Shares. Seller is the owner, beneficially and of record, of all the Shares free and clear of all liens, encumbrances, security agreements, equities, options, claims, charges, and restrictions.

3.3 Organization. AUCTION-SALES.COM.,INC., is a corporation dully organized, validly existing, and in good standing under the laws of the State of Delaware and has all necessary corporate powers to own its properties and operate its business as now owned and operated by it. Exhibit "A" contains the Articles of Incorporation, Bylaws, Minutes and Stock Book of THE COMPANY.

3.4 Authorization. This Agreement and all other agreements and documents executed and delivered by Seller constitute valid and legally binding obligations of Seller enforceable in accordance with their respective terms, subject to laws of general application relation to bankruptcy, insolvency and the relief of debtors and subject to availability of equitable remedies.

3.5  Capitalization.  The authorized capital stock of THE
COMPANY consists of shares of Common Stock, of which 100% of said shares are held in THE COMPANY'S treasury or are issued to and in possession of Zahid Rafiq, or to the persons identified in Addendum "1." All of the outstanding shares are validly issued, and paid, and nonassessable, and such shares have been so issued in full compliance with all federal and state securities laws. There are no outstanding subscriptions, options, rights, warrants, convertible securities, or other agreement or commitments obligating THE COMPANY to issue or to transfer from treasury any additional shares of its capital stock of any class.

3.6 Financials. Exhibit "B," to this Agreement contains the federal tax returns for THE COMPANY for the years 1997 through 1999. To the best of Seller's knowledge, there are not outstanding taxes owed. Exhibit "C," to this Agreement sets forth the financial statements of THE COMPANY, including the balance sheets and statements of earnings as of September 30, 2000. The financial statements attached hereto as Exhibit "C," have been prepared in accordance with generally accepted accounting principles consistently followed by THE COMPANY throughout all periods indicated, and fairly present the financial position of THE COMPANY on the respective dates of the balance sheets included in the financial statements, and the results of its operations for the respective periods indicated. Since September 30, 2000, there has not been any change in the financial condition or operations of THE COMPANY or its business, assets, properties or prospects, except as set forth on Exhibit "D," which also contains all of the debts and liabilities of THE COMPANY.

3.7 Absence of Undisclosed Liabilities. THE COMPANY is not aware of any debt, liability or obligation of any nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due, that is not reflected in the financial statements, except as set forth on Exhibit "D."

3.8 Tax Returns. Within the times and in the manner prescribed by law, THE COMPANY has filed all federal, state and local tax returns required by law and has paid all taxes, assessments, including but not limited to income and payroll taxes, and penalties. The provisions for taxes reflected in the financial statements are adequate for all federal, state, county and local taxes for the period that ended September 30, 2000, and for all prior periods, whether disputed or undisputed. There are no present disputes about taxes of any nature payable or owed by THE COMPANY.

3.9  Personal Property.  The books and records of THE
COMPANY contain a complete and accurate description and specify the location of all equipment, furniture, supplies and all other tangible personal property owned by, in the possession of, or used by THE COMPANY in connection with its business. No Personal property is held under any lease, security agreement, conditional sales contract or other title retention or security arrangement, or is located other than in the possession and under the control of THE COMPANY. The tangible personal property reflected those books and records constitutes all such tangible personal property necessary for the conduct by THE COMPANY of its business as now conducted. All of the tangible personal property of THE COMPANY is in good operating condition and repair, reasonable wear and tear excepted.

3.11 Title. THE COMPANY has good and marketable title to all of its assets and interest in assets, whether real, personal, mixed, tangible or intangible, which constitute all of the assets and interest in assets that are used in the business of THE COMPANY. All of these assets are free and clear of restrictions or conditions to transfer or assignment and are free and clear of mortgages, liens, pledges, charges, encumbrances, equities and claims of third parties, except for (a) those disclosed on Exhibit "D;" and (b) the lien for current taxes not yet due and payable. Exhibit "E," to this Agreement is a schedule of all personal assets owned by THE COMPANY which are in its possession.

3.12 Accounts Receivable. All accounts receivable of THE COMPANY shown on the financial statements, and all accounts receivable of THE COMPANY created after September 30, 2000, arose from valid sales in the ordinary course of business. These amounts have been collected in full since that date as reflected in the books and records of THE COMPANY, or are collectible at their full amounts and are not subject to valid defenses, setoffs or counterclaims. THE COMPANY agrees that as of September 30, 2000, all receivables shall be the property of Buyer. Exhibit "F" contains accounts receivable.

3.13 Accounts Payable. Exhibit "G," to this Agreement is a complete and accurate list, with an accurate aging, of all trade and other accounts, notes and contract payables of THE COMPANY as of the date hereof, all which arose in the ordinary course of business and are usual and normal in amount.

3.14  Deleted

3.15 Contracts. Except as otherwise disclosed in any of the exhibits to this Agreement, THE COMPANY is not a party to, nor is its properties or assets bound by, and contract, agreement, understanding (whether written or verbal) of any nature whatsoever. There is no default or event that, with notice, lapse of time, or both, would constitute a default by any party to any agreement to which THE COMPANY is a party or by which it or its properties or assets are bound.

3.16 Employees and Employee Benefit Plans. Exhibit "h" to this Agreement is a correct and complete list of all full-time and part-time employees of THE COMPANY, together with their address, social security numbers and all current and promised salary, wage and bonus information. All of the employees of THE COMPANY are at will employees and may be terminated by THE COMPANY at any time without liability and without any obligation to pay any severance or similar benefit. There are no employment contracts, collective bargaining agreement, pension, bonus, profit-sharing, stock option or other agreement or arrangement providing for employee remuneration or benefits to which THE COMPANY is party or by which it is bound. THE COMPANY has delivered to Buyer a copy of its most current employee manual and description of all company policies and practices, including no discrimination, overtime, vacation, holiday and sick leave, if any. THE COMPANY's relationship with all of its employees is good. All unused vacation, holiday and sick leave, and any other paid time off, for all of the employees has been properly and accurately recorded in the books and records of THE COMPANY and are reflected on Exhibit "I," attached hereto. All records of THE COMPANY for each of its employees are complete and accurate. There are no arrearages nor obligations outstanding or owed to any employee, including but not limited to Zahid Rafiq.

3.17 Litigation. There is no pending, or, to Seller's knowledge, threatened suit, action, arbitration or legal administrative or other proceeding, or governmental investigation against or affecting THE COMPANY or its business, assets or financial condition. THE COMPANY is not presently engaged in any legal action to recover money due to it or damages sustained by it.

3.18 Compliance with Laws. Seller has not received notice of any violation of any applicable federal, state or local statute, law or regulation of any kind or nature whatsoever, including, without limitation, any applicable building, zoning, environmental protection, health and safety, handicap access, or other law, ordinance or regulation, affecting its properties or the operation of its business and there are not such violations. Seller has all proper and valid licenses, permits and other governmental authorities necessary to conduct business as now being conducted.

3.19 Agreement will not Cause a Breach or Violation. The consummation of the transactions contemplated by this Agreement will not result in or constitute any of the following: (a) a breach of any term or provision of this Agreement (b) a default or an event that, with notice, lapse of time, or both, would be a default, breach, or violation of the Articles of Incorporation or Bylaws of THE COMPANY or any lease, license, promissory note, conditional sales contract, commitment, indenture, mortgage, deed of trust, or other agreement, instrument, or arrangement to which it is bound (c) an event that would permit any party to terminate any agreement or to accelerate the maturity of any indebtedness or other obligation of THE COMPANY; or (d) the creation or imposition of any lien, charge, or encumbrance on any of the properties of THE COMPANY.

3.20 Corporate Records. All corporate records are in the possession of Seller and are complete and accurate in all material respects. The minute book of THE COMPANY contains complete, accurate and current copies of the Articles of Incorporation, Bylaws and all amendments thereto, and all records required to be set forth of all proceedings, consents actions and meetings of the shareholders and board of directors of THE COMPANY.

3.21 Persons with Authority. Exhibit "J," to this Agreement contains a complete and accurate list of (a) all bank accounts of THE COMPANY and all other accounts at any financial institutions, including the names and addresses thereof and the account numbers, and the signatory or signatories thereon; (b) the names and addresses of all persons holding a power of attorney on behalf of THE COMPANY; all safe deposit boxes and the names of all persons authorized to have access thereto; and (d) the names and addresses of all persons and entities which have guaranteed any debts or obligation of THE COMPANY or with respect to whom THE COMPANY has guaranteed any debts or obligation.

3.22 Full Disclosure. None of the warranties made by Seller, whether in this Agreement of in the Exhibits or Addenda hereto, will contain any untrue statement of material fact, or omit to state any material fact necessary to make the statements made true and accurate in all material respects. The existence of any untrue statement of a material fact, shall be grounds for rescission of this Agreement.

4.  Buyer hereby represents and warrants to Seller as follows:

4.1 Authority. Buyer has the right, power and authority to enter into this Agreement and to perform all obligations required to be performed by it hereunder.

4.2 Authorization. This Agreement and all other agreements and documents executed and delivered by Buyer constitute valid and legally binding obligations of Buyer enforceable in accordance with their respective terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and subject to availability of equitable remedies.

5. Resignation of Officers and Directors. Concurrently with the execution of this Agreement, Seller shall obtain and deliver to Buyer resignations from all THE COMPANY's directors and officers, together with general releases by such persons of all claims that they may have, or claim to have against THE COMPANY.

6. Survival of All Warranties and Representations. All representations, warranties, covenants and agreements of the parties contained in this Agreement will survive the closing.

7.1 Indemnification by Zahid Rafiq. Zahid Rafiq individually, hereby agrees to indemnify, defend, protect and hold Buyer, and/or its assigns, and AUCTION-SALES.COM,INC., harmless against and in respect of all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees, that THE COMPANY or Buyer may incur or suffer, which arise, result from or relate to any fraudulent, intentional or grossly negligent breach or failure by Zahid Rafiq or Seller to perform any of the representations, warranties, covenants or agreements in this Agreement. Zahid Rafiq further agrees to indemnify and hold Buyer and/or its assigns harmless from all liabilities not disclosed to Buyer and accepted by Buyer, and specifically, Buyer will not be responsible for any back taxes owed by Zahid Rafiq or Seller to any taxing authority, federal or state.

7.2 Indemnification by Buyer. Buyer hereby agrees to indemnify, defend, protect and hold Zahid Rafiq harmless against and in respect of all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees, that he may incur or suffer, which arise after the date of closing of this Agreement, that are not related to any fraudulent or intentional breach or failure by Zahid Rafiq or Seller to perform any of the representations, warranties, covenants or agreements in this Agreement.

8. Attorneys' Fees and Costs. Each party shall be solely responsible for the costs and fees of its own attorneys in connection with the negotiation of this Agreement. If any suit, legal proceeding, arbitration or other action is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party shall be entitled to recover its reasonable attorneys' fees and other cost incurred in such proceeding or action, in addition to any other relief to which it may be entitled.

9. Governing Law. This Agreement will be construed in accordance with, and governed by, the laws of the State of California as applied to contracts that are executed and performed entirely in California.

10. Disputes; Arbitration over Price. Any dispute arising between the parties, their agents or employees shall be submitted to arbitration before JAMS/ENDISPUTE of Orange County, California.

11. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

12. Counterparts and Facsimile Transmission. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which when taken together shall constitute one and the same document. The signature of any party to any counterpart shall be deemed a signature to, and may be appended to, any other counterpart. Any party may deliver its signed counterpart of this Agreement to the other party by facsimile transmission, and such delivery shall be deemed made and completed upon receipt of such facsimile transmission by the other party. Any party delivering a signed counterpart by facsimile transmission agrees to promptly send the counterpart bearing its original signature to the other party; provided that a delay or failure to do so shall not negate the effectiveness of the delivery made by the facsimile transmission.

13. Entire Agreement. This Agreement contains the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes any and all prior or contemporaneous written or oral negotiations or agreements between them regarding the subject matter hereof. No additions, modification or amendment of or to any term or provision of this Agreement, or to this Agreement as a whole, shall be effective unless set forth in writing and signed by all the parties hereto.

14. No Interpretation Against Draftsman. Both parties have had an equal role in the preparation of this Agreement, such that there shall be no interpretation or construction of terms against the draftsman.

15. Attorneys. Seller and Buyer each acknowledge that the other is represented by counsel and neither is relying in any respect on any statements or representations of the other party's counsel.

16. Broker's Fees. Each side shall pay its own broker's and accountant's fees, if any.

WHEREFORE, the parties agree:

                                         SELLER:

                                         AUCTION-SALES.COM,INC.


                                         By: /s/  Zahid Rafiq
                                         Zahid Rafiq, CEO


                                         /s/  Zahid Rafiq
                                         Zahid Rafiq, Shareholder


                                         BUYER:

                                         INTERNET BUSINESS'S
                                         INTERNATIONAL, INC.


                                         By: /s/  Al Reda
                                         Al Reda, CEO

                                EX-21

                   SUBSIDIARIES OF THE REGISTRANT

LA Internet, Inc., a California corporation

MBM Capital Group, Inc., a Nevada corporation

Allstates Communication, Inc., a Nevada corporation

Global GPP Corp. (80%), a North Carolina corporation (100% owned subsidiary: GPP Hungary Kft, a Hungary corporation)

Atlas Capital Corporation, a California corporation

International Business Co., a California corporation