Form 10-Q
period 2001-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2001-04-20
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001

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

As of March 31, 2001, the Registrant had 251,736,599 shares of common stock issued and outstanding.

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         AS OF MARCH 31, 2001 AND JUNE 30, 2000                     3

         CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                          4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                          5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                         15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                       15

ITEM 5.  OTHER INFORMATION                                         15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          16

SIGNATURE                                                          16

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                INTERNET BUSINESS'S INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                                                  March 31     June 30
                                                    2001         2000
                                ASSETS

Cash and cash equivalents                         $   665,888  $ 1,661,963
Accounts receivable, net                              151,648      128,389
Mortgage notes held for sale                        6,024,895    2,907,741
Prepaid expenses and other                            382,483      127,905
Total current assets                                7,224,914    4,825,998

Property and equipment, net                         1,403,661      575,061
Intangible assets, net                              2,721,718    2,884,174
Investments in unconsolidated companies               894,707            0
Note receivable                                       360,073      654,009
Total Other Assets                                  5,380,159    4,113,244

Total Assets                                       12,605,073    8,939,242

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                      292,310      317,998
Accrued liabilities                                   665,976       48,900
Revolving line of credit                            6,044,542    2,958,563
Current portion of long-term debt                      41,714       29,165
Deferred revenues                                     294,481      247,090
Total current liabilities                           7,339,023    3,601,716

Long-term debt                                      1,795,700      203,931

Minority interest in subsidiaries                     (29,828)      (5,868)

Total Liabilities	                                  9,104,895    3,799,779

Stockholders' equity:
Preferred stock, par value $100.00 per
share; 1,000,000 shares authorized; 0 and
23,900 shares issued and outstanding
respectively as of  March 31, 2001 and
June 30, 2000                                              0     2,390,000
Common stock, par value $0.001 per share;
349,000,000 shares authorized;
251,736,599 and 221,115,113 shares
issued and outstanding respectively as of
March 31, 2001 and June 30, 2000                  2,517,366      2,211,151

Additional paid-in capital                        3,669,490      3,669,490
Accumulated deficit                              (2,686,678)    (3,131,178)

Total stockholders' equity                        3,500,178      5,139,463

Total liabilities and stockholders' equity       12,605,073      8,939,242

The accompanying notes are an integral part of these financial statements

                INTERNET BUSINESS'S INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                     Three Months          Nine Months
                                        Ended                 Ended
                                  March 31    March 31   March 31    March 31
                                   2001        2000        2001        2000

Revenues                         12,343,896   1,205,361   25,783,683  2,034,693

Cost and expenses:
Cost of revenues                 10,007,925     139,818   21,181,112    401,840
Interest expense                          0           0        2,726          0
Selling, general and admin.       1,583,957      946,282   5,004,243  1,352,364
Depreciation and amortization        53,403            0     342,725          0

Total costs and expenses         11,645,285    1,086,100  26,530,806  1,754,204

(Loss) income from operations       698,611      119,261    (747,123)   280,489

Other income (expense):
Gain on sale of equity investments        0            0     410,529          0
Interest income                     187,508            0     466,668          0
Other expenses                       (4,370)      88,597     (10,417)    91,006
Total other income, net             191,878      (88,597)    887,614    (91,006)

Income (loss) before
minority interest 189,483           890,489       30,664    140,491

Minority interest in loss of sub          0            0    (29,828)          0

Net (loss) income                   890,489       30,664    110,663     189,483

Net loss (income) per common share      Nil          Nil        Nil         Nil

Weighted average number of common
shares outstanding             234,271,919  189,179,555 234,271,919 189,179,555

The accompanying notes are an integral part of these financial statements

              INTERNET BUSINESS'S INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                  Nine Months Ended
                                                March 31      March 31
                                                  2001          2000

Cash Flows From Operating Activities:
Net (loss) income                               $    110,663  $   189,483
Adjustments to reconcile net (loss)
income to net cash (used in) provided by
operating activities:
Depreciation and amortization                        342,725            0
Gain on sale of equity investment                   (410,529)           0
Minority interest                                    (29,828)           0
Changes in operating assets and liabilities:
Accounts receivable                                  151,648     (102,192)
Inventories                                          129,300      (85,101)
Mortgage loans receivable                            730,764            0
Prepaid expenses and other                           382,794            0
Accounts payable                                     292,310      236,004
Accrued liabilities                                  665,976       54,034
Deferred revenues                                   (294,481)     (60,183)

Net cash (used in) provided by operating
activities                                         2,071,342      232,045

Cash Flows From Investing Activities:
Purchases of property and equipment                 (828,600)    (265,941)
Purchase of intangible assets                     (1,190,632)     477,585
Proceeds from sale of investment in company          559,812      310,229
Investments in companies' stock                     (894,707)           0

Net cash used in investing activities             (2,354,127)     276,333

Cash Flows From Financing Activities:
Net repayments under revolving line of credits    (1,458,110)      79,076
Net repayment of long-term debt                      450,884      (54,034)
Collection of notes receivable - stockholder         293,936            0
Issuance of common stock                                   0     (757,789)
Additional Paid in Capital                                 0    3,687,794

Net cash (used in) provided by financing
Activities                                          (713,290)   2,955,047

Net decrease in cash                                (996,075)   3,231,380

Cash, beginning of period                          1,661,963       83,050

Cash, end of period                                  665,888    3,314,430

The accompanying notes are an integral part of these financial statements

              INTERNET BUSINESS'S INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Basis of Presentation.

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

The unaudited consolidated financial statements at March 31, 2001 and for the three and nine months ended March 31, 2001 and 2000 are unaudited, but include all normal recurring adjustments and accruals which are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any future periods. The consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2.  Acquisitions

(a)  First Quarter of Fiscal Year June 30, 2001

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

As of Feburary 28, 2001 the Company canceled the acquisition of IBC due to lack of performance by the sellers.

(b)  Second Quarter  of  Fiscal Year ending June 30, 2001

SonicAuction.com

On October 5, 2000, the Company entered into a Stock Purchase Agreement and acquired all of the outstanding stock of SonicAuction.com, a business-to-business auction marketplace that provides a forum for business merchants to purchase equipment and merchandise. The agreement calls for the Company to issue to the Seller 500,000 shares of Company stock (with certain restrictions as set forth in the agreement), in exchange for all of the outstanding and treasury shares of common stock of SonicAuction.com.

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

Seller shall procure signed consents from each creditor confirming the agreement to accept restricted shares in proportion to their claims within 60 days of closing of the transaction. Failure to procure signed consents will justify rescission of this Agreement at the option of the Company, such that each party shall restore to the other the consideration which each placed into the Agreement. (iii) 3,000,000 restricted shares of the purchase price will be paid to outside consultants for work performed for facilitating the transaction (b) Earn out for the "Seller": The Seller shall be paid up to an additional
$3,000,000 based upon earnings over the next 3 years through additional restricted stock. The earn out will be based on a 10%
growth per year over the previous years' revenue. The $3,000,000 will be distributed equally over the subsequent 3 year i.e.
$1,000,000 per year, and can be cumulative. This earn out is further defined as follows: (i) The initial base Year ends on 9-
30-00. The subsequent year base will be the previous revenue (ii)
The stock will be issued per quarter upon reaching the Goal per quarter for that portion of the annualized growth of 10% over the previous year. The Company may invest up to $2,000,000 in Auction-Sales. Com, Inc., at a rate not to exceed $500,000 per quarter, based on performance on Auction-Sales.Com as a function of gross revenues and based on a budget, which is pre-approved by Company.

As of December 31, 2000 the acquisition was rescinded and the necessary filings with the SEC were filed in January 2001.

3.  Net Profit or Loss Per Share

Basic net profit or loss per share has been computed by dividing net profit or loss by the weighted average number of shares outstanding during the period. Diluted net profit or loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net profit or loss and weighted average shares outstanding used for computing diluted profit or loss per share were the same as that used for computing basic profit or loss per share for the three and nine months ended March 31, 2001 and 2000.

4.  Stock Issuance.

The following shares were issued during the second quarter ended December 31, 2000; 1. 500,000 shares of restricted 144 stock for the acquisition of Sonic Auction.Com; and 2. pursuant to the agreement with the conversion rights of the Preferred Stock issued December 15, 1998. The following shares were converted to common based upon the 10 day average of the closing bid price prior to the to the conversion date. 7,140,406.

During the quarter ended March 31, 2001 the following shares were issued: 18,981,080, with an additional 5,749,430 to be issued prior to April 3, 2001, in exchange for the remainder of the Preferred Stock that originally issued December 15, 1998.

5.  Segment Information

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

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                  Nine Months Ended
                                                March 31      March 31
                                                  2001          2000

Full-service ISP
Net sales                                      $  2,171,903   $ *2,034,693
Operating income                                    577,791        189,483
Mortgage loan originations held for resale
Net sales                                        21,516,853
Operating income                                   (307,878)
E Commerce (B2BC)
Net sales                                           184,171
Operating income                                   (155,526)
Marketing (B2BC)
Net sales                                           485,545
Operating income                                   (572,415)
Other
Other Income                                      1,425,211

Net Income                                          568,691
Total
Net sales                                        25,783,683     2,034,693
Operating income                                    110,663       189,483

* Prior to March 31 2000, the Company did not report by segment.
At that time it had a full-service ISP provider services, and an e-commerce and on line lending division.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

Revenues for the three-month period ended March 31, 2001 of $12,343,896 increased 1024% when compared with revenues of $1,205,361 in the prior year comparable period of the first calendar quarter of 2000. Revenues for the nine-month period ended March 31, 2001 of $25,783,683 increased 1267% when compared to the revenues of $2,034,693 for the comparable period ended March 31, 2001.

The gross profits margin of 18.9% for the three months ended and 17.8% for nine months March 31, 2001 is a decrease from the gross profit margin of 53.3 % for the same three-month period and 39.8% for the same nine-month period of the previous fiscal year. Current fiscal margins for the third quarter of this fiscal year are in line with managements expectations. The Company for the three and nine months ended March 31, 2001 posted a net profit for the quarter of $890,489 and $110,663, respectively.

Selling, general, and administrative expenses for the nine months ended Marchr 31, 2001 increased to $5,004,243 which is a significant increase when compared with the $ 1,352,364 for the prior years comparable period. This increase is due to the additional support personnel required to process the increased revenues.

The resulting income from operations of $698,611 increased
285% for the three months ended March 31, 2001 when compared to $199,261 for same period ending March 31, 2000.

The most significant change made during this quarter was increased revenues of $12,343,896 over the previous quarter of $6,539,850 with only a minimal increase of support staff costs.

Liquidity and Capital Resources.

Net cash provided by the operations of the Registrant was $665,888 for the three months ended March 31, 2001 is a significant decrease when compared to the net cash provided by operating and financing activities of $3,324,429 in the comparable prior year period.

Capital Expenditures.

Other than as follows, no material capital expenditures were made during the three quarters ended on March 31, 2001: purchase of infrastructure equipment totaling $974,352.

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

(c)  Sonic Auction.com.

100% of the web based auction site Sonic Auction.com was acquired by the Registrant on October 5, 2000 in exchange for 500,000 shares of restricted common stock of the Registrant (see Exhibit
10.14 to this Form 10-Q). Sonic Auction is a B2B auction marketplace, providing an auction site for business merchants to purchase equipment, and merchandise at a discount. This site has a loyal customer base and had sales of over $2,000,000 for the year ended December 31, 1999. The site has over $400 million worth of auction-able product currently listed for auction.

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

The initial base Year ends on September 30, 2000. The subsequent year base will be the previous revenue.

(ii) The stock will be issued per quarter upon reaching the Goal per quarter for that portion of the annualized growth of 10% over the previous year.

(c)  The Registrant may invest up to $2,000,000 in Auction-
Sales.Com, Inc., at a rate not to exceed $500,000 per quarter, based on performance on Auction-Sales.Com as a function of gross revenues and based on a budget, which is pre-approved by the Registrant.

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

Other Agreement - Washington State Hotel and Motel Association.

The agreement, entered into in the ordinary course of business, with the Washington State Hotel and Motel Association, dated October 4, 2000, provides the use of the GGPP reverse auction site as a platform for hotel association members purchasing products needed for their different hotel properties. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another; the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the GGPP website for use by the Association, and does not involve any payment by the Registrant.

Other Agreement - JWC Construction

The agreement, entered into in the ordinary course of business, with the JWC Construction Company of Poland, dated
March 9, 2001 which will enable companies to list their purchasing requirements on projects using the reverse auction plateform. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another, the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the Construction Buying Group website for use by the Construction industry, and does not involve any payment by the Registrant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Pursuant to the agreement with the conversion rights of the preferred stock issued December 15, 1998, the following shares were converted to common based upon the 10 day average of the closing bid price prior to the conversion date during the quarter ended March 31, 2001: 18,981,080 (7,140,406 were issued on this basis in the quarter ended December 31, 2000).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

The following report on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-Q.

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


                              Internet Business's International, Inc.



Dated: April 19, 2001         By: /s/ Albert R. Reda
                              Albert R. Reda, Chief Executive Officer

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

10.14 Stock Purchase Agreement between the Registrant, Sonic
      Auction.com, Inc., and Brian Pruett, dated October 5, 2000
     (incorporated by reference to Exhibit 10.14 of the Form 10-Q filed on February 15, 2001).

10.15 Stock Purchase Agreement between the Registrant,
      Auction-Sales.Com, Inc., and Zahid Rafiq, dated October 19, 2000 (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed on February 15, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-Q filed on February 15, 2001)