Form 10-K
period 2001-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2001-10-01
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE
30, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 13, 2001: Common Stock, par value $0.001 per share -- $2,827,360. As of September 13, 2001, the registrant had 282,736,029 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

PART I                                                              PAGE

ITEM 1.  BUSINESS                                                      3

ITEM 2.  PROPERTIES                                                   19

ITEM 3.  LEGAL PROCEEDINGS                                            20

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS            20

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                              20

ITEM 6.  SELECTED FINANCIAL DATA                                      22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                23

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                            27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                       27

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          28

ITEM 11.  EXECUTIVE COMPENSATION                                      29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                       30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              31

PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS                                        33

SIGNATURES                                                            35
PART I.

ITEM 1.  BUSINESS.

Introduction.

Internet Business's International, Inc. ("Registrant") is a broad based Internet company that provides goods and services over the Internet to businesses and consumers though four operating divisions: (1) ISP (Internet Service Provider); (2) On-line Lending; (3) Direct Marketing; and (4) eCommerce.

Our corporate mission is one of unification and synergy. We accomplish this mission by empowering our operating divisions with the benefits of top-notch administration and management, and enabling economies of scale by aggregating many business functions. The Registrant's vision is to build a word-class on-line enterprise that is many times the sum of its parts.

History of the Business.

International Food and Beverage was listed for exchange on the Over The Counter Bulletin Board in June 1988. This company operated in the food services industry until late 1997, at which time it ceased operations. This firm remained dormant until December of 1998. At that time new management was put in place, and a decision was made to move the Registrant's focus to the Internet and change the Registrant's name to Internet Business's International, Inc.

On January 1, 1999 the newly named company began to offer goods and services over the Internet, starting with the development of an on-line B2C (business to consumer) e-retail site, AuctionWinner.com, The site was launched in April 1999. In July 1999, the Registrant expanded their service offerings by acquiring an ISP (Internet Service Provider) by the name of LA Internet. The Registrant changed its domicile from Delaware to Nevada in same year.

Current Operations.

The Registrant currently operates four reporting divisions:

(1) ISP (which includes a national dial-up ISP; a wireless high speed ISP in Las Vegas, NV, Moreno Valley, CA and Woodland, CA;
and Internet web design and hosting businesses.)

(2) On-line Lending (which includes real estate loans and equipment leasing.)

(3) Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth.)

(4) eCommerce (which includes auction sites, B2C and B2B eCommerce, and reverse auction sites for Europe and the United
States), The Registrant has 7 offices in the US and 1 in Europe and more than 60 employees.

Operating Divisions

(a)  ISP.

The ISP division operates four businesses that serve three distinct customer groups (dial-up ISP, wireless ISP, web site design / hosting)

(1)  LA Internet (www.lainternet.com) Los Angeles, California

LA Internet, Inc. (a wholly owned subsidiary of the Registrant) is a full service dial-up ISP and web site hosting business. LA Internet provides nationwide dial-up access for consumers and businesses. This company also provides hosting and co-location (server farm) services to individuals and businesses. LA Internet employs state of the art equipment from Sun, Dell, Cisco, and BreezeCom. T1 and T3 level bandwidth providers include major national backbones such as ELI and MCI.

Revenue is generated though monthly fess charged for dial-up
Internet access and web site hosting. LA Internet currently has 10 employees.

(2) LA Internet Design (www.lainternetdesign.com)Los Angeles, California; Sofia, Bulgaria

LA Internet Design (an operating division of LA Internet) is full service web site design and development agency. This company offers a full portfolio of offerings: strategic planning, creative design, programming, and on-line marketing plans for individuals, businesses, and government agencies.

In addition to offering professional services, LA Internet
Design retails a product called Site Creator - in strategic partnership with Network Solutions. Site Creator allows individuals or businesses to create their own web sites. These sites are then hosted by LA Internet.

Revenue is generated though hourly or fixed price fees for professional services, and though the retail sale of Site
Creator.  LA Internet Design currently has 5 employees.

(3)  BeyonDSL (www.beyondsl.com) Las Vegas, Nevada

BeyonDSL (an operating division of LA Internet) operates a RF (Radio Frequency) type wireless ISP in several major west coast geographies: Las Vegas, Nevada; Moreno Valley, California;
and Woodland, California. BeyonDSL provides Internet access to individuals and businesses at speeds up to 3 MB (megabits) per second.

Revenue is generated though monthly fees charged for wireless Internet access. BeyonDSL currently has 10 employees.

(4)  Internet 2xtreme (www.2xtreme.net) Woodland, California

Internet 2xetreme (an operating division of LA Internet) is a full service dial-up ISP and web site hosting business operating in Woodland, California. Internet 2xtreme re-sells LA Internet's dial-up services and BeyonDSL's wireless ISP services to consumers and business in the Woodland area. This company also provides hosting and co-location (server farm) services to individuals and businesses. Internet 2xtreme maintains its own hosting and co-location facilities in Woodland, California.

Revenue is generated though monthly fess charged for dial-up and wireless Internet access and web site hosting. Internet
2xtreme currently has 9 employees.

(b)  On-line Lending Division

(1)  Guarantee Capital Group (www.net2loan.net) Irvine, California

Guarantee Capital Group* (a wholly owned subsidiary of the Registrant) is a mortgage banking company that processes and funds loans for homes. Guarantee's customers are primarily consumers that are applying for a first mortgage on a qualifying home. Guarantee generates qualified applicants though on-line marketing campaigns and through their web site (www.net2loan.net).

Guarantee approves and funds loans according to Freddie Mac and Fannie Mae conforming and non-conforming underwriting criteria. Institutions such as RFC, Sun Trust and Interfirst, may purchase "bulk" loans from Guarantee.

Revenue is generated through loan fees, processing fees, and yields based upon interest earned over the life of the loan and the cost of the funds. Guarantee Capital Group currently has 23 employees.

*  In the first quarter of the current fiscal year ending June
30, 2002, management decided to expand the mortgage banking operation into states other than California. Management decided at that time to increase the company's funding line as well.
These two decisions precipitated the sale of the former mortgage group - Atlas Capital and the creation of Guarantee Capital Group.

(2)  Discount On-line Leasing (www.discountonlineleasing.com)
Laguna Hills, California

Discount On-line Leasing (an operating division of the Registrant) markets equipment-leasing solutions to small businesses. This company markets solutions for a wide range of equipment assets, including agricultural, computing, communications, office, machine tool, and manufacturing equipment. Discount On-line Leasing provides equipment leases to businesses the United States and Canada. The leases are funded though a number of finance companies that specialize in capital equipment funding.

Revenue is generated though commissions paid on the successful acceptance of leases. Discount On-line Leasing currently has 1 employee.

(c)  Direct Marketing Division

1st2 Market, Inc. (www.1st2mart.com) Las Vegas, Nevada

1st2 Market* (a wholly owned subsidiary of the Registrant) direct markets goods and services to individuals and businesses. Types of offers that 1st2 Market represents are computers bundled with Internet access, long distance offers, and cellular telephone hardware and calling plans. 1st2 Market markets its offers though print and on-line channels with a heavy emphasis on leveraging other Internet Business' International web sites.

Revenue is generated by commissions paid on orders processed. 1st2 Market currently has 3 employees.

* During the first quarter of the current fiscal year ending June 30, 2002, it was decided that the current corporation Allstates Communications, Inc. did not fit the Registrant's current marketing plans; therefore it was decided to close Allstates Communications and begin the new corporation 1st2 Market. The new corporation started operations in September 1, 2001. The new corporation will not market cellular phones; it will only market the Registrant's products and services.

(d)  eCommerce Division

The Registrant operates a several e-retail or ecommerce web sites serving several different markets:

(1)  Iauction (www.iauction.com) Hornlake, Mississippi

Iauction.com (an operating division of the Registrant) is an on-line auction site. The site is a marketplace that allows consumers and business to place their goods or services up for sale by auction. The registration and interface is very much like other popular Internet auction sites such as ebay.com.

The site and the programming are proprietary to iauction.com. The site features an integrated accounting program that allows iauction.com to view updated information about revenues generated by the site from outside users in real-time. Iauction.com has also implemented programs that allow the site to be continuously updated with minimum cost and administrative overhead. This company markets the auction site throughout the Internet and leverages other Registrant sites.

Revenue is generated from transaction and listing fees charged to buyers and sellers of products and services.

(2)  Global Construction Buying Group (www.globalbuyinggroup.com)
Hornlake, Mississippi

Global Construction Buying Group (a wholly owned subsidiary of the Registrant) is a B2B (business to business) reverse auction web site. The web site uses a proprietary reverse auction platform, developed by Global Construction Buying Group. The site allows a business (purchasing party) the opportunity to place RFPs (request for pricing) on-line. Interested vendors or suppliers can bid on the RFP. The purchasing party has the opportunity to select the lowest bid from all vendors. Global Construction Buying Group has offices in Europe and the United States. The company has an agreement with IBM in Europe to market the reverse auction program.

Revenue is generated from transaction and listing fees charged to buyers and sellers of products and services.

(3)  BC Lenders (www.bclenders.net) Hornlake, Mississippi

BC Lenders (short for "bruised credit") is a reference and referral site for consumers and business that have difficulty being accepted by conventional financing groups because of a poor credit history. The borrowers fill out an application and select a lender from the list to submit the application to.

Revenue is generated though commissions paid by lenders for referring accepted applicants to their businesses.

(4)  Ace Optics (www.aceoptics.com) Hornlake, Mississippi

Ace Optics (an operating division of the Registrant) markets and retails popular brands of visual aids and designer sunglasses over the Internet. AceOptics sells to consumers over it's web site www.aceoptics.com.

Revenue is generated by retail sales of products.

(5)  Sport Stores (www.sport-stores.com) Hornlake, Mississippi

Sport Stores (an operating division of the Registrant), markets and retails popular brands of sports gear and sports ware over the Internet. Sport Stores sells to consumers over it's web site www.sport-stores.com. Revenue is generated by retail sales of product.

The entire eCommerce division shares 3 employees, the also rely on technical services from LA Internet and LA Internet Design.

Corporate

Newport Beach, CA

The Registrant maintains an administration and support group in Newport Beach, California. The group supports the operating divisions and administrates the public filings and financial statements. This office has 5 employees.

Market and Competition.

The market for Internet products and services is highly competitive. Taking into consideration the advances Internet technology and the ubiquity simple web site provide, there are no substantial barriers to entry in this market, and management expects that competition will continue to intensify. Negative competitive developments could have a material adverse effect on the Registrant's business and on the trading price of its stock.

The majority of our revenues come from on-line loans. The Registrant competes with many Internet, and many non-Internet companies that provide mortgages or equipment leasing. The Registrant also competes with many other companies that offer the same type of Internet-only services we offer - such as ISP services. The Registrant competes with many eCommerce on-line vendors of products that sell similar products that are offered by its eCommerce division. The Registrant competes with its direct marketing division with many other similar direct marketing companies. As the Registrant expands the scope of its Internet services, it will compete directly with a greater number of Internet sites and other similar type of companies across a wide range of different on-line and off-line services.

The Registrant also competes in vertical markets where competitors may have advantages in expertise, brand recognition, and other factors. Many companies offer directly competitive products or services information and community services, including, among others: America On-line; Yahoo; CNET; Excite; InfoSeek Corporation; Lycos; Microsoft Corporation (msn.com); and Netscape Communications Corporation (netcenter.com). In the past several months, there have been a number of significant acquisitions and strategic plans announced among and between these companies. These include: The Walt Disney Registrant acquiring a significant interest in InfoSeek; AOL acquiring Time Warner and Netscape; @Home Networks, Inc., a provider of high speed internet access serving the cable television infrastructure and the largest shareholder of which is AT&T, acquiring Media One and Excite. There has also been a contraction in the market place due to recent failures of many dot com companies. These failures also reduced the availability of expansion capital for many Internet companies

The effect of completed and pending acquisitions on the Registrant cannot be predicted with certainty, but all of these competitors are aligned with companies that are significantly larger or better established than the Registrant. As a result, each of them will have access to significantly greater financial, marketing and, in certain cases, technical resources than the Registrant.

These and other competitors are expected to continue to make substantial marketing expenditures to promote their on-line properties. The Registrant may be required to increase its sales and marketing expenditures significantly in response to these efforts, which may materially impair its operating results and may not be success

Management believes that the principal competitive factors in its markets are: brand recognition; ease of use; comprehensiveness; personalization; independence; quality and responsiveness of search results and other services; the availability of high-quality, targeted content and focused value-added products and services; access to end users; and with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics. Competition among current and future suppliers of Internet information, communication, community and commerce services, high-traffic web sites and ISPs, as well as competition with other media for advertising placements, could result in reductions revenues. (See chart below)

The following divisions have direct competition as follows;

Sector                     Subsidiary               Competition

ISP
Dialup                     LA Internet              ixpres.com
                                                    earthlink.com

Wireless                   BeyonDSL                 landwaves.net
Web design                 LA Internet Design       ixpres.com

On-line Lending
Mortgages                  Guarantee Capital        homeloan.com
                                                    dietech.com
Leasing                    Discount On-line         leaseforce.com
                           Leasing

Direct Marketing           1st2 Market              directoneusa.com

eCommerce
Auctions                   iauction.com             bidbay.com, ubid.com,
                                                    ebay.com
Reverse Auction            Global Construction      sorcity.com
Sunglasses                 aceoptics.com sun        sunglasshut.com

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

Strategic Alliances and Agreements.

The recent alliances of the Registrant have increased the companies and its subsidiaries' ability to market its products and services; these alliances are as follows;

(a)  Network Solutions.

The Registrant has entered into an agreement with Network Solutions to co-market "Site Creator", Network Solutions' web based Internet site development program to new clients that are obtained by the Registrant. The Registrant will receive a commission on each sale of Site Creator as well as the opportunity to host Site Creator clients with LA Internet.

(b)  IBM.

The Registrant has entered into an alliance with IBM and IBM
Solution Providers in Europe to offer the industry specific reverse auction program of the Global Construction Buying Group, Inc.

Marketing Plans.

The Registrant competes with other on-line services, web site operators and advertising networks, as well as traditional off-line media such as television, radio and print to convey to the consumer the services and products that are offered by the Registrant. The Registrant has used Print, Radio, and Television to inform the public and consumer of these products and services. Accordingly, the Registrant may face increased pricing pressure for the purchase of advertisement space. The Registrant therefore has also developed alternative marketing plans that uses direct marketing, cross promotion and bundling of services and products to increase its client base

Proprietary Rights.

The Registrant regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success. The Registrant relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Effective trademark, copyright, and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the Internet. The distinctive elements of the Registrant's web sites may not be protected under copyright law. Management cannot guarantee that the steps the Registrant has taken to protect its proprietary rights will be adequate. Many parties are actively developing communication, community, e-commerce, and other web-related technologies. Management believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, management believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, management is aware that a number of patents have been issued in the areas of electronic commerce, on-line auctions, web-based information, on-line direct marketing, fantasy sports, common web graphics formats and mapping technologies. Management anticipates that additional third-party patents will be issued in the future. From time to time these parties may assert patent infringement claims against the Registrant. Management cannot guarantee that it would be able to license such patents on reasonable terms. The Registrant may incur expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that the Registrant has infringed such third-party patent rights, the Registrant could incur monetary liability and be prevented from using the rights in the future.

Employees.

As of the date of this filing, the Registrant had over 60 employees. This is a reduction from the same time last year when the company had 85 employees. The reduction of the employees was due to the changes made September 1, 2001 with the mortgage lending division and the direct marketing division. The Registrant's future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

Merger Transaction.

On June 4, 2001, Return Assured Incorporated, IBUI
Acquisition Corporation, a wholly owned subsidiary of Return Assured, and the Registrant entered into an Agreement and Plan of Merger and Share Exchange ("Merger Agreement"). The Merger Agreement provides, among other things, for IBUI Acquisition Corporation to be merged with and into the Registrant ("Merger") and for a share exchange between the shareholders of the Registrant and the Return Assured. Under the Merger Agreement, each of the outstanding shares of the Registrant will be converted into the right to receive 0.14 shares of the Return Assured's common stock (Return Assured will adjust the exchange ratio to reflect any reclassification, stock split, stock dividend, reorganization or other similar change with respect to Return Assured common stock or the Registrant common stock occurring before the effective time of the Merger).

In connection with the Merger transaction, Return Assured will conduct a 1:6 reverse split of its common stock. Upon the completion of the transactions contemplated in the Merger Agreement, the Registrant will become a wholly-owned subsidiary of Return Assured and the current shareholders of the Registrant will own approximately 90% of Return Assured. The Merger, a purchase transaction, will be accounted for as a reverse merger with the Registrant as the accounting acquirer.

No fractional merged Return Assured common stock will be issued. Each of the Registrant's shareholder entitled to receive a fractional share of 0.5 or greater shall receive a whole merged company share and each of the Registrant shareholder's who would otherwise be entitled to receive a fractional share of less than
0.5 shall not receive an additional whole share.

Following the adoption of the Merger Agreement and approval of the Merger by the Registrant's stockholders and the satisfaction or waiver of the other conditions to the Merger, IBUI Acquisition Corp. will merge into the Registrant. The Registrant will survive the Merger as a wholly owned subsidiary of Return Assured; the separate existence of IBUI Acquisition Corporation will cease.

If all conditions to the Merger are satisfied or waived, the Merger will become effective at the time of the filing by the surviving corporation of a duly executed certificate of merger with the Secretary of State of the State of Delaware.

After the effective time of the Merger, Return Assured's transfer agent will mail to each record holder of the Registrant's common stock a letter of transmittal and instructions for surrendering their certificates. Only those holders who properly surrender their certificates in accordance with the instructions will receive certificates representing
Return Assured common stock, cash in lieu of any fractional
Return Assured common stock and any dividends or distributions to which they are entitled. The surrendered certificates representing shares of the Registrant's common stock will be cancelled. After the effective time of the Merger, each certificate representing shares of the Registrant common stock that has not been surrendered will only represent the right to receive common stock of Return Assured. Following the effective time of the Merger, the Registrant will not register any transfers of the Registrant common stock on its stock transfer books.

If any the Registrant's common stock certificate is lost, stolen or destroyed, an the Registrant stockholder must provide an appropriate affidavit of that fact. Return Assured may require an the Registrant's stockholders to deliver a bond as indemnity against any claim that may be made against Return
Assured with respect to any lost, stolen or destroyed certificate.

Risk Factors.

In addition to the other information in this Report, the following particular risk factors may be encountered in the operation of the Registrant under its current plan of business:

(a)  Limited Operating History.

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

(b)  Operating Results May Fluctuate.

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

A key element of the Registrant's strategy is to generate revenues through services and products from its online media properties and its direct marketing operations. In connection with these, the Registrant will receive fees as well as a portion of transaction revenues received by business that is originated through the Registrant sites. This type of revenue generation exposes the Registrant to potentially significant financial risks, including: the risk that the Registrant fails to obtain the minimum level of revenue required to maintain the operational expenses of the Registrant.

(c)  Dependence on Continued Growth in Use of the Internet;
Technological Change.

The Registrant's future success is dependent upon continued growth in the use of the Internet and the web in order to support the sale of its products and services and its online web site properties. The Companies Internet businesses are relatively new, and it is difficult to predict the extent of further growth, if any, in from these sites. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements.
To the extent that the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed upon it by such growth and the performance or reliability of the web may be adversely affected.

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

(d)  Risks Associated with Brand Development.

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

(e)  Possible Inability to Successfully Enhance or Develop Properties.

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

(f)  Management of Potential Growth and Integration of Acquisitions.

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

(g)  Risk of Capacity Constraints and Systems Failures.

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

The Registrant is dependent on third parties for much of its technology and infrastructure. The Registrant's operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. The Registrant does have multiple site capacity, which would reduce the impact in the event of any such occurrence. Despite its implementation of network security measures, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. The Registrant does not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Such events may have a materially adverse effect on its business, operating results, and financial condition.

(h)  Government Regulation and Legal Uncertainties.

There are currently few laws or regulations directly applicable to Internet access or to commerce on the net. Due to the increasing popularity and use of the internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose the Registrant to substantial liability. Such legislation could also dampen the growth in use of the web, decrease the acceptance of the web as a communications and commercial medium, or require the Registrant to incur significant expense in complying with any new regulations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the web regulated by the Federal Communications Commission in the same manner as other telecommunications services.

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

The Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights. Also the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, Congress recently passed (and the President has signed into law) the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. The Registrant is currently reviewing these pieces of legislation, and cannot currently predict the effect, if any, that such legislation will have on its business. There can be no assurance that such legislation will not impose significant additional costs on its business or subject the Registrant to additional liabilities.

In addition, a number of other countries have announced or are considering additional regulation. For example, the European Commission privacy directive restricts the use of personal information without the consent of both the individual and that individual's government. Such restrictions could jeopardize the future of e-commerce in and with the European Union. In addition, the European Commission is expected in the near future to propose a directive concerning the liability of online service providers for activities that take place using their services. Such laws and regulations could fundamentally impair the Registrant's ability to provide Internet services, or substantially increase the cost of doing so. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain. The Registrant may be subject to claims that its services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could have a material adverse effect on its business, operating results, and financial condition. Due to the global nature of the web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute the Registrant for violations of their laws. The Registrant might unintentionally violate such laws. Such laws may be modified, or new laws enacted, in the future. Any such developments may have a materially adverse effect on its business, results of operations, and financial condition.

(i)  Liability for the Registrant's Services.

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

(j)  Potential Commerce-Related Liabilities and Expenses.

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

In January of 2001, the Registrant launched IAuction.com, a service that hosts online auctions for a wide variety of goods and services. Auction services expose the Registrant to a number of significant additional risks. For example, the Registrant does not pre-screen the types of goods offered on its auctions, it is aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities may be traded on the auction web site. The Registrant might not be able to prevent the unlawful exchange of goods on its service, and may be subject to civil or criminal liability for unlawful activities carried out by users through its service. In addition, while the Registrant takes no responsibility for delivery of payment or goods to any user of its auctions, the Registrant anticipates that users who did not receive the purchase price or the goods that were to have been exchanged may register complaints with the Registrant or seek to hold the Registrant liable. The Registrant also anticipates that it will receive complaints from buyers as to the quality of the goods purchased through its auctions, as well as complaints alleging that comments posted by participants of the service concerning other participants are unfair or defamatory. Any claims or litigation arising from the Registrant's auction activities could be costly. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of these auctions could damage its reputation and diminish the value of its brand name. In addition, the Registrant anticipates that it will receive in the future, communications alleging that certain items sold through its auctions, or text and images posted by users in auction listings, infringe third-party copyrights, trademarks or other intellectual property rights. While its user policies prohibit the sale of goods and posting of materials, which may infringe third-party intellectual property rights, an allegation of infringement may result in costly litigation.

ITEM 2.  PROPERTIES.

The consolidated Registrant has over $1,800,000 in equipment and furniture at a variety of co-locations for Internet wireless, and server equipment plus the following office locations;

Internet Business's International, Inc.

Corporate Headquarters

4634 S. Maryland Pky, Suite 107
Las Vegas, Nev. 89119

West Coast Headquarters

3900 Birch Street, Suite 103
Newport Beach, Ca. 92660

International Headquarters
3 Boicho Voivoda str., 1024
Sofia, Bulgaria

Subsidiaries of Internet Business's International, Inc. (current as of September 10, 2001)

1 st 2 Market, Inc.
4634 S. Maryland Pky, Suite107
Las Vegas, Nev. 89119

Guarantee Capital Group, a Corp.
18004 SkyPark Ci. Suite 170,
Irvine, Ca. 92614

Global Construction Buying Group, Inc.
1077 Goodman Rd., Hornlake, Mississippi 38654

LA Internet, Inc.
11500 Olympic Blvd, Suite 441, LA. Ca. 90064
1059 Court St. Suite 123, Woodland, Ca. 95695
4634 S. Maryland Pky, Suite 107, Las Vegas, Nev. 89119

Iauction.com Inc.
1077 Goodman Rd., Hornlake, Mississippi 38637

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

The Registrant on March 2, 2001 filed an action in the United States District Court, Central District of California against Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust (Case Number SA CV 01-268 DOC (Eex)) for rescission of the purchase of the PMCC stock and return of the $1,006,857. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action in the United States District Court, Southern District of New York against the company (Case Number CV 01-7637), for the balance of the contract in the amount of $2,191,143. Each side has filed an answer to the complaints. The Registrant intends to contest this matter vigorously. Management cannot take any position at this time as to the likely outcome of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The common stock of the Registrant is traded on the Over the Counter Bulletin Board under the symbol "IBUI" and the range of closing bid prices shown below is as reported by the this market place. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended June 30, Per Share Common Stock Bid
Prices by Quarter

                                2000                          2001

                           High        Low               High       Low
1st Quarter 9-30           0.16        0.04              0.3125     0.1562
2nd Quarter 12-31          0.35        0.017             0.125      0.0625
3rd Quarter 3-31           2.00        0.0275            0.0781     0.0469
4th Quarter 6-30           0.74        0.20              0.05       0.03

Holders of Common Equity

As of September 10, 2001 there were 631 shareholders of record of the Registrant's Common Stock.

Dividends

The Registrant has not declared or paid a cash dividend to stockholders since it was organized. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000:

(a) During the quarter ended December 31, 2000, the Registrant issued the following shares fo common stock: (a) 500,000 shares of restricted 144 stock for the acquisition of Sonic Auction.Com; and (2) 7,140,406 common stock were issued pursuant to the agreement with the conversion rights of the preferred stock issued December 15, 1998, upon the 10 day average of the closing bid price prior to the to the conversion date.

(b) During the quarter ended March 31, 2001, the Registrant issued the following shares of common stock: 18,981,080 on conversion of additional preferred stock that was originally issued December 15, 1998 (as discussed in subparagraph (a) above).

(c) During the quarter ended June 30, 2001, the Registrant issued the following shares of common stock: 19,499,430 on conversion of additional preferred stock that was originally issued December 15, 1998 (as discussed in subparagraph (a) above).

No commissions or fees were paid in connection with these sales. All of the above sales were undertaken pursuant to the limited offering exemption from registration under the Securities
Act of 1933 as provided under Rule 506 of Regulation D by the fact that:

the sales were made to sophisticated investors as defined in Rule 502;

the information specified in paragraph (b)2(ii)(B) and paragraph (b)(2)(ii)(C) of this section was provided to each investor;

the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data for the years ended June 30, 2001, 2000, 1999, 1998, and 1997, are derived from the audited financial statements of the Registrant and should be read in conjunction with the audited financial statements included herein.

Statement of Operations Data:
(in thousands)                                Year End June 30
                                2001       2000      1999      1998     1997

Revenues                        $49,500    $10,169   $  141    $ 2,378  $7,358
Cost of revenues                 42,459      8,849       23      2,248   5,847
Gross profit  (loss)              7,041      1,320      118        130   1,511
Sales & distribution exp.         4,090        375       43        525   1,512
General and admin exp.            2,702      2,822      157        366     529
Net operating income (loss)         107     (2,665)     (82)    (1,160)   (530)
Net other income and expense        687         44    2,250          0       0
Net income (loss)                   794     (2,596)   2,168     (1,160)   (530)
Per common share net                nil        nil     0.01        nil     nil
Weighted average                250,907    189,580  164,550    158,060 154,763
shares outstanding

Balance Sheet Data:
(in thousands)

                                                Year End June 30
                                2001       2000       1999      1998      1997

Current assets                  7,661       4,826        395        1      711
Fixed assets                    4,413       3,459          0        0      800
Total assets                   12,074       8,932      4,015    1,102    1,511
Current liabilities             6,902       3,602         30    1,819    1,947
Long-term debt                  1,168         204          0      455      677
Shareholders' equity
(deficiency)                    4,004       5,139      3,985   (2,273)  (1,113)

The Registrant has not paid dividends in any of the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

(a)  Comparison by Segment

The Registrant is a broadly based Internet company that supports many operating divisions. Taking into consideration the growth of many of our business in the last fiscal year, management has begun to segment the company's businesses into four operating divisions. These are as follows: (1) ISP, (2) On-line Lending, (3) Direct Marketing, (4) eCommerce. The four operating divisions are the level at which executive management reviews the results of operations in order to make decisions regarding performance assessments and resource allocations.
Certain general expenses related to advertising and marketing;
information systems; and finance and administrative groups are not allocated to the operating segments and are included in the "Other" section of the reconciliation of operating income reported below.

Information on reportable segments is as follows:

                                                    Twelve Months Ended
                                                 June 30            June 30
                                                   2001               2000

Full-service ISP
Net sales                                        $ 4,912,285        $1,577,971
Operating income                                   2,037,932          (348,367)
Mortgage loan originations
Net sales                                         43,366,519         8,264,071
Operating income                                     (83,571)         (386,682)
E-Commerce (B2BC)
Net sales                                            278,668            47,002
Operating income                                    (156,187)         (164,341)
Marketing (B2BC)
Net sales                                            495,251           160,380
Operating income                                    (825,858)         (180,986)
Other income
Net income                                           447,316           119,666
Operating income                                    (178,799)       (1,584,293)
Total
Net sales                                         49,500,039        10,169,000
Operating income                                     793,517        (2,596,000)

(b)  Comparison of Year to Year.

(1)  Fiscal 2001 Compared to Fiscal 2000

Revenues for the twelve-month period ended June 30, 2001 of $49,500,039 increased approximately 487% when compared with revenues of $10,169,000 in the prior year. This revenue increase is primarily due to the company's increase in mortgage loan originations. Interest rates for mortgage loans since March of 2001 have remained in the range of 6% to 7% though the beginning of September 2001 and it is expected that rates will remain in this range throughout the end of 2001 - although it must be noted that prime interest rates are beyond the company's control. It is widely acknowledged that low rates encourage consumers to take out mortgages for the purchase of homes and this condition has impacted our business favorably. Aside from lower interest rates, several other factors contributed to the increase in mortgage loans:

(A) The on-line lending division increased their amount of Internet marketing over last year. This change contributed to a lower cost of sales and increased the total audience that viewed their ads.

(B)  The online lending division incorporated new Loan
Application Management software to automate loan applications.

The result was higher productivity per customer sales representative and faster loan approval / decline times.

(C)  The online lending division employed a Direct Underwriting
System. The division enjoyed quicker approval times due to this system.

Other factors that contributed to the increase in revenue include:

(A)  Our ISP division began operations of BeyonDSL in April 2000.
We began to reach a critical mass of customers in this fiscal year's reporting period.

(B) LA Internet integrated an automated billing system into their operations. This allowed us more timely and comprehensive statements.

(C) Our eCommerce division added a number of high-ticket products and sales were better than expected.

(D) Our Direct Marketing division began marketing an additional offer our long distance savings product.

The gross profit of $7.041 million for the twelve months ended June 30, 2001 is an increase of 533% when compared to the gross profit for the prior twelve months of $1.32 million.
Profits increased as a result of revenues. Margins increased due to a number of operating efficiencies implemented in the last year and switching key suppliers. Some of the key factors include:

(A) Our On-line Lending division began marketing "bulk" loans to financial institutions. The resulted in higher margins due to a lower cost of sale per loan.

(B) Our ISP division switched backbone suppliers and reduced our bandwidth costs.

(C) Our ISP division integrated an automated billing system into their operations. This allowed us to bill more accurately.

(D) Our eCommerce division increased the number of high-ticket products they retailed. We realized higher margins on these sales.

Selling, general and administrative expenses for the 2001 fiscal year of $5,921,184 were an increase of approximately 190% over the $3,107,140 for the previous fiscal year 2000. The Registrant invested in a number of infrastructure and systems upgrades in order to automate key business functions. The upgrades came at substantial costs but were off set by the increase in revenues.

The resulting profit for the twelve-month period ended June 30, 2001 of $793,516 was an increase of approximately 130% when compared to the loss of $2,596,444 reported for the year ended June 30, 2000.

(2)  Fiscal 2000 Compared to Fiscal 1999

Revenues for the twelve-month period ended June 30, 2000 of $10,169,000 increased approximately 720% when compared with
revenues of $140,641 in the prior year.   This revenue increase
is due to the acquisitions made by the Registrant since the end of its last fiscal year.

The gross profit margin of 13% for the twelve months ended
June 30, 2000 is a significant decrease from the gross margin of 84% reported for twelve months ended June 30, 1999. Current year margins in the past twelve months reflect the reopening of the business as an Internet company after November 1998.

Selling general and administrative expenses for the 2000 fiscal year of $3,107,140 were approximately 378% greater then those of fiscal year 1999 of $199,753 due to the increase of operations of the Registrant.

The resulting net loss after taxes for the twelve-month period ended June 30, 2000 was $2,596,444 versus a reported loss for the year ended June 30, 1999 of $81,836. This loss primarily resulted from the acquisitions and investments made in the fourth quarter of this fiscal year.

(3)  Fiscal 1999 Compared To Fiscal 1998

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

The gross profit margin of 84% for the twelve months ended
June 30, 1999 is a significant increase from the gross margin of 1.3% reported for twelve months ended June 30, 1998. Current year margins in the past twelve months reflect the reopening of the business as an Internet company after November 1998.

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

Liquidity and Capital Resources.

Net cash provided by operation of $258,019 for twelve-month period ended June 30, 2001 was a significant reduction in cash when compared to the cash balance of $1,661,693 for the twelve-month period ended June 30, 2000. The company is currently cash flow positive and is investing currently over $40,000 a week with expanding its wireless Internet interstructure adding additional clients. If the U.S. economy slows down significantly the plans for the expansion of the wireless Internet will impacted and possibly stopped.

Capital Expenditures.

There were several capital expenditures during the 2001 fiscal year, which includes purchase of additional servers and wireless Internet equipment purchased for LA Internet.

Net Operating Loss Carry forwards.

For the fiscal year ended June 30, 2000, the Registrant had net operating loss carry forwards for federal and state purposes of approximately $2,596,444 and $1,340,297 respectively. These carry forwards begin to expire in 2012 and 2002, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements as of and for the fiscal years ended
June 30, 2001, 2000, and 1999 are presented in a separate section of this report following Part IV.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages, and respective positions of the directors
and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none
currently exist  or  are   contemplated.   There  are  no
arrangements,   agreements  or understandings  between  non-
management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant.

Directors and Executive Officers.

(a)  Louis Cherry, President/Chairman of the Board.
Mr. Cherry, age 74, was appointed Chairman of the Board, and President of the Registrant in October of 1999. From 1995 to 1998, he was self-employed as a consultant and food broker. For the period of 1993 to 1994, Mr. Cherry served as Chairman of the Board for two automobile dealerships, University Oldsmobile & Pontiac of Costa Mesa, California, and San Clemente Chrysler, Jeep & Eagle of San Clemente, California. Previously, Mr. Cherry was Chariman of the Board of a national bank and president of an investment firm. Mr. Cherry has attended the University of California at Los Angeles.

(b) Albert R. Reda, Chief Executive Officer/Secretary/Director. Mr. Reda, age 55, was appointed a Director, Chief Executive Officer, and Secretary of the Registrant in November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

(c)  Wade H. Whitely, III, Director.

Mr. Whitely, age 39, has been self-employed for the past five years as a marketing and design consultant for several mortgage companies, including Marina Mortgage Corp., Ocwen Mortgage Inc., Community Mortgage Corp. and Western Thrift & Loan. For approximately 2 and one-half years prior to that, he was employed as an acting manager of Northwest Mortgage Corp. Mr. Whitely has also recently designed and implemented e-commerce for Sunglass Central, Optical Brigade, Net2 Loan, and Site- Creator. Mr. Whitely earned his Bachelor of Science degree in finance from Memphis State University.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 does not apply to the Registrant since it is a reporting company under
Section 15(d) under that Act.

ITEM 11.  EXECUTIVE COMPENSATION.

                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and    Fiscal                  compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                            (1)     award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)

Louis
Cherry,
President/
Treasurer  2001   $240,000   0     $    9,600  0       0         0       0
           2000   $160,000   0      1,260,000  0       0         0       0
           1999       0      0          0      0       0         0       0

Albert
Reda,
Chief
Executive
Officer/
Secretary  2001   $240,000   0     $    9,600  0       0         0       0
           2000   $160,000   0      1,260,000  0       0         0       0
           1999       0      0          0      0       0         0       0

Wade
Whitely,
III,
Executive
Vice
President 2001   $ 96,000    0          0      0       0         0       0
          2000       0       0          0      0       0         0       0
          1999       0       0          0      0       0         0       0

(1) On April 4, 2000, the Registrant issued 10,000,000 shares of restricted common stock of the Registrant each to Mr. Cherry and Mr. Reda. These shares are intended to compensate these Directors for their services to the Registrant for the period of November 1998 through October 1999, during which period neither person received any compensation from the Registrant. Pursuant to Item 402(b)(2)(iii) of Regulation S-K, these shares are valued at the fair market value at the end of each calendar month during that period when such compensation was earned.

Effective July 2000, Mr. Cherry and Mr. Reda receive car allowances of $800.00 per month. On August 15, 2001, the Registrant issued 7,750,000 shares of restricted common stock of the Registrant each to Mr. Cherry and Mr. Reda (these issuances are not shown in the chart above since they occurred after the end of the 2001 fiscal year). These shares are issued as part of their employment contracts. These shares were valued at $131,750. Pursuant to Item 402(b)(2)(iii) of Regulation SK, these shares were valued at the fair market value at the time they were issued.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant.

No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan that provides for such payment, including a stock option plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of September 13, 2001, 282,736,029 shares were issued and outstanding, of which 126,027,324 are restricted by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Registrant individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner            Beneficial         Class
                                          Ownership

Common
Stock      Reda Family Trust (1)
           3338 Punta Alta, #1E
           Laguna Hills, California 92653  29,600,000        10.47%

Common
Stock      Cherry Family Trust (2)
           29245 Pompano Way
           Laguna Niguel, California 92677 15,916,086         5.63%

Common
Stock      Romis Corp. (3)
           P.O. Box 4321,
           Mission Viejo, California 92690 17,750,000         6.27%

Common
Stock      Albert Reda Corp. (4)
           3900 Birch Street, Suite 103
           Newport Beach, California 92660 17,750,000         6.27%

Common
Stock      Wade Whitely, III
           3900 Birch Street, Suite 103
           Newport Beach, California 92660  2,000,000         0.71%

Common
Stock      Albert R. Reda
           3900 Birch Street, Suite 103
           Newport Beach, California 92660  1,566,086         0.55%

Common
Stock      Louis Cherry
           3900 Birch Street, Suite 103
           Newport Beach, California 92660      0             0.00%

Common
Stock      Shares of all directors and
           executive officers as a
           group (3 persons)               84,582,172        33.45%

(1) Reda Family Trust is a trust created by Albert Reda for shares obtained upon the change in control of the Registrant in November 1998.

(2) Cherry Family Trust is a trust created by Louis Cherry for shares obtained upon the change in control of the Registrant in November 1998.

(3) Romis Corp. is a corporation controlled by Louis Cherry, which holds shares issued as compensation for services performed by Mr. Cherry for the Registrant.

(4)  Albert Reda Corp. is a corporation controlled by Albert
Reda, which holds shares issued as compensation for services performed by Mr. Reda for the Registrant.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

(a) On August 27, 1999 the Registrant entered into an agreement with Lifestyle Mortgage Partners for the acquisition of Mortgage Loans Home, also know as "Lifestyle Mortgage Partners", page online processing. Mr. Whitely, who became a director of the Registrant on September 27, 2000, was a general partner of Lifestyle. Under this agreement, the Registrant agreed to pay this partnership a monthly fee of $5,000.00 as a monthly fee (this was never paid since the acquisition did not realize anticipated revenues). The Registrant did, however, issue a total of 5,000,000 shares of restricted common stock under the agreement.

(b) On November 1, 1999, the Registrant entered into an agreement with Mr. Whitely for the acquisition of the Optical Brigade.com website, and all of sunglasscentral and aces marketing URL's. Under this agreement, the Registrant agreed to pay Mr. Whitely a monthly fee of $500.00 from the revenue generated by the website to maintain and upgrade the internet search engine activities to the sites (this fee was paid for a total of four months after the acquisition). In addition, the Registrant issued a total of 400,000 shares of restricted common stock under the agreement.

The purchase included all inventory and shipping supplies as of the date of closing, and the following:

(1)  all the contracts with the suppliers and contact information;

(2)  the customer client base and contact information;

(3)  product ordering procedures and forms;

(4)  Virtual Cart Shopping Cart , Virtual Credit Card
Processing Terminal, Authorize.Net (American Express,
MasterCard, Visa, Discover/Novus and on line checks);

(5)  invoicing and shipping procedures;

(6)  procedure manual for operations; and

(7)  source codes for operations;

(c) On January 1, 2000, Mr. Reda entered into an employment agreement with the Registrant for the position of Chief
Executive Officer.  The following are the material terms of this agreement:

(1) A salary of $180,000.00, payable in semi-monthly installments in accordance with the Registrant's practices, less normal payroll deductions. On the anniversary date of each year through the fourth year, the salary each be increased by $1,000 per month.

(2) In addition to this compensation, the Registrant will periodically review Mr. Reda's performance and services rendered with a view to paying discretionary bonuses based upon above-average or outstanding performance for a prior period. Any such bonuses approved by the Registrant will be paid to Mr. Reda within 30 days of the grant thereof. The following performance milestones shall justify the particular restricted stock bonuses, to be issued by the company, as set forth below:

(A)  At $2 million in sales, 500,000 shares of common stock.

(B)  At $3 million in sales, 800,000 shares of common stock.

(C)  At $5 million in sales, 1,000,000 shares of common stock.

(D)  At $8 million in sales, 2,000,000 shares of common stock.

(E)  At $10 million in sales, 2,500,000 shares of common stock.

(F) At $12 million in sales, 3,000,000 shares of restricted common stock.

To date, the Registrant has paid a total of 7,750,000 shares of common stock as a bonus under this agreement.

(3)  In addition to the salary and bonuses stated above, Mr.
Reda will be eligible to participate in a health insurance plan, including dependent coverage, supplied by the Registrant. Mr. Reda will also be entitled to participate in any and all group life, workers' compensation, health plan or accidental insurance plans which are adopted by the Registrant for the benefit of executive officers or employees. Mr. Reda will also be entitled to such sick leave and paid holidays and to such other perquisites of employment, as customarily are extended by the Registrant to executive officers or employees. In addition, Reda will also be entitled to vacation benefits.

(d) On January 1, 2000, Mr. Cherry entered into an employment agreement with the Registrant for the position of President.
The following are the material terms of this agreement:

(1) A salary of $180,000.00, payable in semi-monthly installments in accordance with the Registrant's practices, less normal payroll deductions. On the first anniversary date of the agreement, the salary will increase to $20,000 per month, and $25,000 per month on the second anniversary date and thereafter.

(2) In addition to this compensation, the Registrant will periodically review Mr. Cherry's performance and services rendered with a view to paying discretionary bonuses based upon above-average or outstanding performance for a prior period in the same manner as Mr. Reda. To date, the Registrant has paid a total of 7,750,000 shares of common stock as a bonus under this agreement.

(3)  In addition to the salary and bonuses stated above, Mr.
Cherry will be eligible to participate in other benefits as outlined above for Mr. Reda.

PART IV.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements                                     Page

Report of Independent Accountant                                    36

Consolidated Balance Sheets as of
June 30, 2001 and June 30, 2000                                     37

Consolidated Statements of Operations for the years ended
June 30, 2001, June 30, 2000, and June 30, 1999                     38

Consolidated Statement of Stockholders' Equity for the years ended June 30, 2001, June 30, 2000, and June 30, 1999 39

Consolidated Statements of Cash Flows for the years ended
June 30, 2001, June 30, 2000, and June 30, 1999                     40

Notes to Consolidated Financial Statements                          42

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Internet Business's International, Inc.


Dated: September 27, 2001        By: /s/ Albert R. Reda
                                 Albert R. Reda
                                 Chief Executive Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                       Date

/s/ Albert R. Reda
Albert R. Reda              Chief Executive Officer,     September 27, 2001
                            Secretary, and Director

/s/ Louis Cherry
Louis Cherry                Chairman of the Board,       September 27, 2001
                            President, and Treasurer
                           (Principal Financial and
                            Accounting Officer)

/s/ Wade Whitely
Wade Whitely                Director                    September 27, 2001

                      REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Stockholders of Internet Business's International, Inc.

We have audited the accompanying consolidated balance sheets of Internet Business's International, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Business's International, Inc. and Subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three fiscal years ended June 30, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.


/s/ Henry Schiffer C.P.A., a P.C.
Henry Schiffer C.P.A., a P.C.
Beverly Hills, California
September 10, 2001

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2001 AND 2000

                                                June 30        June 30
                                                  2001           2000

                                   Assets

Cash and cash equivalents                       $   258,019    $ 1,661,963
Accounts receivable, net                            200,968        128,389
Inventories                                         166,307              0
Mortgage notes held for sale                      6,929,724      2,907,741
Prepaid expenses and other                          106,092        127,905

Total current assets                              7,661,110      4,825,998

Property and equipment, net                       1,869,781        575,061

Intangible assets, net                            2,543,697      2,884,174

Note receivable                                           0        654,009

                                                $12,074,588    $ 8,939,242

                    Liabilities and Stockholders' Equity

Accounts payable                                $   559,292    $   317,998
Accrued liabilities                                  40,963         48,900
Revolving line of credit                          6,230,678      2,958,563
Current portion of long-term debt                    14,048         29,165
Deferred revenues                                    56,966        247,090
Other current liabilities                                 0              0

Total current liabilities                         6,901,947      3,601,716

Long-term debt                                    1,168,453        203,931

Minority interest in subsidiaries                         0         (5,868)

Stockholders' equity (deficit):
Preferred stock, par value $100.00 per share;
1,000,000 shares authorized; 0 and 23,900 issued
and outstanding at June 30, 2001 and 2000,
respectively.                                             0       2,390,000
Common stock, par value $0.01 per share;
349,000,000 shares authorized;267,236,029 and
221,115,113 shares shares issued and outstanding
at June 30, 2001 and 2000, respectively            2,672,360      2,211,151
Additional paid-in capital                         3,669,490      3,669,490
Accumulated deficit                               (2,337,662)    (3,131,178)

Total stockholders' equity                         4,004,188      5,139,463

Total liabilities and stockholders' equity       $12,074,588    $ 8,939,242

The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                         June 30      June 30      June 30
                                           2001         2000         1999

Revenues                                 $49,500,039  $10,169,090 $    140,641

Costs and expenses:
Cost of revenues                          42,458,697    8,848,582       22,724
Interest expense                             142,406       86,611            0
Selling, general and administration        5,921,184    3,107,140      199,753
Depreciation and amortization                870,844      791,426            0

Total costs and expenses                  49,393,131   12,833,759      222,477

Loss from operations                         106,908   (2,664,669)     (81,836)

Other income (expense)                       686,608       44,157            0

Income (loss) before income taxes and
minority interest                            793,517   (2,620,512)     (81,836)

Income taxes (benefit)                             0        8,800            0

Income (loss) before extraordinary
income and minority interest                       0   (2,629,312)     (81,836)

Forgiveness of debt                                0            0    2,249,644

(Loss) income before minority interest       793,517   (2,629,312)   2,167,808

Minority interest in loss of subsidiaries          0      (32,868)           0

Net income (loss)                            793,517   (2,596,444)   2,167,808

Net loss (income) per common share               nil          nil         0.01

Weighted average number of common shares
Outstanding                              250,907,333  189,571,337  164,550,320

The accompanying notes are an integral part of these financial statements

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                         June 30      June 30      June 30
                                           2001         2000         1999

Preferred stock:
Balance, beginning of year              $         0   $ 2,390,000  $         0
Preferred stock issued                            0             0    2,390,000

Balance, end of year                              0     2,390,000    2,390,000

Common stock:
Balance, beginning of year                2,211,151     1,773,030      428,000
Common stock issued                         461,209       438,121    1,345,030

Balance, end of year                      2,672,360     2,211,151    1,773,030

Additional paid-in capital:
Balance, beginning of year                3,669,490       356,930        1,000
Common stock issued                               0     3,312,560      355,930

Balance, end of year                      3,669,490     3,669,490      356,930

Retained earnings (deficit):
Balance, beginning of year               (3,131,178)    (534,734)   (2,702,542)
Net (loss) income for the year              793,516   (2,596,444)    2,167,808

Balance, end of year                     (2,337,662)  (3,131,178)     (534,734)

Total stockholders' equity                4,004,188    5,139,463     3,985,226

The accompanying notes are an integral part of these financial statements

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                         June 30      June 30      June 30
                                           2001         2000         1999

Cash Flows From Operating Activities:
Net (loss) income                        $   793,516  $(2,596,444) $ 2,167,808
Adjustment to reconcile net (loss)
income to net cash used by operating
activities:
Depreciation and amortization                870,844      830,736            0
Reserve for loss on accounts and notes
Receivable                                   119,372      150,000            0
Reserve for loss on mortgage loans
Receivable                                   100,000      100,000            0
Minority interest                                  0      (32,868)           0
Changes in operating assets and liabilities:
Accounts receivable                         (200,986)    (148,813)      (4,576)
Inventories                                 (166,307)           0            0
Mortgage loans receivable net               (699,046)      82,259            0
Prepaid expenses and other                   106,092      271,900     (308,120)
Accounts payable                             559,292     (278,617)  (1,791,397)
Accrued liabilities                           40,963       48,900            0
Deferred revenues                             56,966      247,090            0
Other current liabilities                    (14,048)      (1,800)           0

Net cash used in operating activities      1,566,658   (1,327,657)      63,715

Cash Flows From Investing Activities:
Purchases of property and equipment       (1,713,601)    (755,952)           0
Businesses acquired in purchase
transactions, net of cash paid               (26,250)    (104,865)           0
Purchases of intangible assets               (85,506)    (286,372)  (1,120,000)

Net cash used in investing activities     (1,825,357)  (1,147,189)  (1,120,000)

Cash Flows From Financing Activities:
Net repayments under revolving line of
Credits                                     (125,116)     (89,437)           0
Repayment of short-term borrowings                 0            0     (453,200)
Net issuance of long-term debt               964,522      (61,887)           0
Repayment of notes payable                  (709,869)    (181,832)           0
Collection of notes receivable               654,009    1,080,991            0
Investment by minority interest                    0       27,000            0
Preferred Stock                           (2,390,000)
Issuance of common stock                     461,209    3,279,397            0

Net cash provided by financing activities (1,145,245)   4,054,232    1,137,760

Net increase (decrease) in cash           (1,403,944)   1,579,386       81,475
Cash, beginning of year                    1,661,693       82,577        1,102

Cash, end of year                            258,019    1,661,963       82,577

Interest paid                                142,406       86,611            0
Acquisition of Businesses:
Fair value of:
Assets acquired                               31,250    4,640,167
Liabilities assumed                                0   (4,064,018)
Stock issued                                  (5,000)    (471,284)

Net cash paid for acquisitions                26,250      104,865

The accompanying notes are an integral part of these financial statements

                 INTERNET BUSINESS'S INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND CHANGE IN CONTROL

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, after January 1, 1999 began plans to offer Internet based e-commerce services. In April of 1999, the Company announce it's first e-commerce site and was engaged in the development, operation and marketing of a number of commercial The Company currently has operates four reporting divisions made up of subsidiaries and or divisions of the Company. The four division are as follows: Lending on Line (which includes real estate loans and equipment leasing), Internet Service Provider (which includes a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and Internet web design and hosting), E-commerce (which includes auction sites, B2C and B2B Internet transaction, and reverse auction sites for Europe and the United States), Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth), and Internet web design hosting). The Company has 7 offices in the US and 1 in Europe and more than 60 employees.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale, are carried at the lower of cost or market value as determined by outstanding commitments from investors. The market value of the loans is based on the note rate and the daily loans yield spread pricing from the bank that is buying the loans. When a loan rate is locked then a corresponding price or yield is calculated.

Example: note rate of $100,000 with a 7% locked rate from the bank paying a yield premium of 101.00%. The value of the note would then be $101,000. A note rate at 6.875% purchased by the same bank could be valued at par and therefore the market value is $100,000.

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

Capitalized Computer Software

Capitalized computer software included in intangible and other assets, reflects costs related to purchased Internet websites and related software that are capitalized and amortized on a straight-line basis over periods not exceeding five years. Costs incurred to acquire or upgrade websites and other internal software is capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization expense for fiscal 2001 and fiscal 2000 was $ and, $324,910 respectively.

Intangible Assets

The Company has accounted for acquisitions of businesses under the purchase method, and the excess of the purchase price over the fair value of the net assets acquired is allocated to subscriber member bases and customer lists, existing technology, work force in place, trade names and residual goodwill, which are being amortized on the straight-line basis over 5 years.

Long-Lived Assets

The Company periodically reviews the values assigned to long-lived assets and intangible assets, such as property and equipment, capitalized computer software, goodwill and other intangibles assets, to determine whether any impairments are other than temporary. Management reviews the undiscounted projected cash flows related to such assets and compares them to the carrying value of the assets to determine if impairment has occurred. If an asset is deemed to be impaired, the Company records the difference between the projected cash flows on a discounted basis or the fair market value (whichever is more appropriate) and the carrying value as an asset impairment charge in the period incurred. There were no such impairments in the periods presented. Management believes that the long-lived assets and intangible assets in the accompanying balance sheets are appropriately valued.

Additional Paid In Capital

By the end of March 2000, the Registrant issued an additional
7,000,000 shares of the Registrant's common stock, in a private placement to a qualified investor which provided to the Registrant $3,382,560.

There was no additional paid in capital during this fiscal year ending June 30, 2001.

Revenue Recognition

Revenue is recognized for each of the division as follows:

ISP; for services provided fees paid are recognized as revenue.
For design work fees are paid after the work is completed at which time it is reported as revenue. If the work is complete and has not been paid it is a receivable. For services revenue is recognized when paid for the time frame the services are contracted for. If the company hosts or provide internet access on a monthly bases then the revenue is booked as received which is paid in advance of the service actually being rendered. During fiscal 2001, the company recorded deferred revenues totaling $56,966.

E-commerce; for Auctions normal or reverse fees are paid upon the completion of the auction and the product is either bought or sold, revenue is reported only upon receipt of funds. For services revenue is recognized when paid for the time frame the services are contracted for. If we list the company in the directory on monthly bases then we book the revenue as received, which is paid in advance of the service actually being rendered. For products purchased we report the revenue upon receipt of it for products shipped. If the product is not shipped for any reason then the funds are returned to the buyer and there is no reporting of the funds as revenue.

Lending on line; for the real estate loans revenue is booked according to the loans funded, revenue from fees for loans not funded by the company (brokered loans) are booked upon receipt thereof. For the on line leasing, revenue is booked upon receipt of payment for advertising the web site on the net.

Direct Marketing; for products and or services sold revenue due is either reported as account receivable or as revenue upon receipt of the funds. During this fiscal year

Advertising Expense

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

Earnings per Share

Basic earnings per share are computed by dividing net income
(loss) by the weighted average of common shares outstanding for the period. Diluted earnings per share are computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period.

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

3.  ACQUISITIONS AND SERVICE AGREEMENTS

The following notes refer to the Companies acquisitions and service agreements after July 1, 1999, with the exception of the listing of the LA Internet acquisition, which occurred in the prior fiscal year ending June 30, 1999.

In June 1999, the Company acquired the assets of L.A. Internet, a southern California-based Internet Service Provider, which included customer accounts, trade name, websites, etc. for $545,000 in exchange for a reduction of the Note Receivable from Iron Horse Holdings, Inc. (see Preferred Stock Note 8).

Proforma information (unaudited) for the year ended June 30, 2000:*

                                                               LA Internet

Revenues                                                       $ 2,500,000
Cost of Operations & Expense                                   $(1,920,000)
Net income (loss)                                              $   580,000
Income or (loss) per share                                     $       nil

July 1999 MBM Capital Group was acquired for $72,000 and 112,667 shares (@ $.01 per share valued at $1,127) the company was sold during the fiscal year of acquisition for a $150,000 note. After the sale MBM ceased operations and the Company considers the note valueless.

In August 1999 and November 1999, the Company purchased Net 2
Loan, an on-line loan processing website and Optical Brigade, an on-line sunglass distribution website from the same outside party, respectively. The total purchase price was 5,050,000 (@
$.01 per share valued at is $50,500) and 400,000 shares (@ $.01 per share valued at $4,000) of restricted company stock, respectively.

Proforma information (unaudited) for the year ended June 30, 2000:*

                                                    Net 2Loan  Optical Brigade

Revenues                                            $ 630,000  $  360,000
Cost of Operations & Expense                        $(310,000) $ (150,000)
Net income (loss)                                   $ 320,000  $  210,000
Income or (loss) per share                          $     nil  $      nil

In December of 1999 the company entered into a service agreement to market the Company services on the Internet for 6,000,000 shares (@ $.01 per share valued at $60,000).

In February 2000, the Company acquired the assets and assumed certain liabilities of Direct Communications, Inc., a wireless communications company. In addition to assuming certain liabilities, the Company paid cash of $80,000 and issued 30,000 shares (@$.01 per share valued at $300) of restricted company stock. Intangible assets purchased totaled $265,000, consisting of customers lists, website and workforce-in-place and is being amortized over 5 years.

Proforma information (unaudited) for the year ended June 30, 2000:*

                                                   Allstates Communications

Revenues                                                 $ 1,200,000
Cost of Operations & Expense                             $  (900,000)
Net income (loss)                                        $   300,000
Income or (loss) per share                               $       nil

In March 2000, the Company acquired the assets and assumed certain liabilities of Internet 2xtreme, and Internet Service Provider based in northern California. The total purchase price was $735,000, which consisted of cash of $17,635, restricted company stock amounting to $186,884 (the company issued 124,589 shares based the current upon a share value of $1.50 per share) and assumption of certain liabilities. In connection with the acquisition, the Company recorded intangible assets of approximately $666,000, which consisted of approximately 4,800 customer accounts, website and workforce-in-place, and are being amortized over 5 years.

Proforma information (unaudited) for the year ended June 30, 2000:*

                                                                   2xtreme

Revenues                                                         $ 720,000
Cost of Operations & Expense                                     $(600,000)
Net income (loss)                                                $ 120,000
Income or (loss) per share                                       $     nil

Also in March 2000, the Company acquired 80% of the outstanding shares of Global GPP for $500,000. Global GPP owns a business-to-business website and has strategic agreements with IBM Hungary to market business-to-business services in Eastern Europe.

Proforma information (unaudited) for the year ended June 30, 2000:*

                                                                Global GPP

Revenues                                                      $ 11,253,224
Cost of Operations & Expense                                  $ (5,444,994)
Net income (loss)                                             $  5,808,230
Income or (loss) per share                                    $        nil

During this quarter an additional 4,113,871 shares (@. 01 per share valued at $41,139) for services.

In April 2000, the Company acquired all of the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 (@ $.01 per share equals $6,000) shares of Company stock.
In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assuming liabilities of approximately $3,179,000. The difference of $260,000 was recorded as intangible assets related to acquisition of trade names, websites, workforce-in-place and is being amortized over 5 years.

Proforma information (unaudited) for the year ended June 30, 2000:*

                                                              Atlas Capital

Revenues                                                      $ 37,349,000
Cost of Operations & Expense                                  $ (2,651,000)
Net loss                                                      $ (2,498,000)
Loss per share                                                $       (nil)

Other acquisitions occurred during the year ended June 30, 2000 that were not deemed to be material transactions. All acquisitions are accounted for under the purchase method of accounting and accordingly, the operations and net assets have been included in the Company's consolidated financial statements from the date of acquisition.

*The unaudited Proforma information has been prepared assuming that material acquisitions during the year ended June 30, 2000 have taken place at the beginning of the respective period presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of the result that may occur in the future. The pro forma for immaterial transactions are not included in the pro forma information.

In October 5, 2000 the Company acquired the auction web site Sonic Auction. for 500,000 (@$.01 per share equals $5,000) shares of restricted stock as per rule 144. The site primarily was a database and a functioning web auction site. Since the web site did not generate revenue at the time of acquisition but did provide an additional database that the Company could use to cross-market other Company products to, therefore a Performa was not developed for this acquisition.

4.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                                     June 30      June 30
                                                       2001         2000

Accounts receivable:
Accounts receivable                                 $   396,977   $   303,924
Less:  allowance for doubtful accounts                 (196,009)     (175,535)

Accounts receivable, net                            $   200,968   $   128,389

Mortgage loans held for sale:
Mortgage loans held for sale                        $ 7,049,096   $ 3,013,203
Less:  allowance for loan losses                       (119,372)     (105,462)

Mortgage loans held for sale, net                   $ 6,929,724   $ 2,907,741

Property and equipment:
Office furniture and equipment                      $    47,155   $    74,051
Machinery and computer equipment                      2,239,781       824,234
Leasehold improvements                                    1,726         2,182
Less:  accumulated depreciation                        (418,881)     (325,406)

Property and equipment, net                         $ 1,869,781   $   575,061

Intangible assets:
Capitalized software costs, including websites      $ 1,270,156   $ 1,653,872
Subscriber member bases                               1,302,118     1,190,632
Others, including customer lists, existing
technology, trade names                                 423,386       545,000
Less:  accumulated amortization                        (451,963)     (505,330)

Intangible assets, net                              $ 2,543,697   $ 2,884,174

5.  Revolving Lines of Credit

The Company has a master mortgage loan warehousing agreement (credit facility) with a lender that provides a maximum of $5,000,000 under specified conditions to fund residential mortgages to customers. The residential loans serve as collateral, and funds are advanced up to 98% of the unpaid principal amount of the qualified mortgage loan granted to the customer. The credit facility bears interest at the Prime Rate (9.5% at June 30, 2000) plus 1.0% for loans outstanding for 60 days or less. The interest rate increases to Prime Rate plus 4.0% for loans outstanding between 60 and 120 days, and increases to Prime Rate plus 6.0% for amounts outstanding over 120 days.
At June 30, 2001 and 2000, amounts outstanding under the credit facility were $0 and $2,579,346, respectively. Subsequent to June 30, 2000, the credit facility was amended to reduce the maximum available facility to $3,500,000, and the Company did not renew the line when it came up for renewal during the fiscal year ending June 30, 2001.

On February 1, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC line provides the Company with an open warehouse credit line (as set forth by IMPAC) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and IMPAC reserves the right to sell the loan and any shortfall remains the liability of the Company. The IMPAC line is secured by the mortgage loans funded with the proceeds of such borrowings. The IMPAC line does not have a stated expiration date but is terminable by either party upon written notice. Amounts outstanding under the IMPAC line at June 30, 2001 and 2000 were $ 6183,228 and $ 254,217, respectively.

On March of 2001, the Company entered into a Master Repurchase
Agreement that provides the Company with a warehouse facility through Imperial Warehouse Lending Group ("Imperial"). The
Imperial line provides the Company with an open warehouse credit line (as set forth by Imperial) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and Imperial reserves the right to sell the loan and any shortfall remains the liability of the Company. The Imperial line is secured by the mortgage loans funded with the proceeds of such borrowings. The Imperial line does not have a stated expiration date but is terminable by either party upon written notice. Amounts outstanding under the IMPAC line at June 30, 2001 and 2000 were $ 865,468 and $ 0, respectively.

The effective interest rate for the credit lines listed above were as follows per quarter, the interest charge is deducted from the sale proceeds of the funded loans and is booked as a cost of revenue:

Quarter         Prime Rate   Impac   Imperial*   Number of Loans
                                                 Held over 30 Days

Sept. 30 2000     9.50%       10.5%     N/A             0

Dec. 31, 2000     9.50%       10.5%     N/A             0

March 31, 2001    8.0%         9.0%     9.0%            0

June 30, 2001     6.75%        7.75%    7.75%           0

* Imperial line not in use prior to March 2001

In addition, the Company has a bank line of credit that provides for maximum borrowings up to $125,000. The line of credit is personally secured by certain officers of the Company, and currently bears interest at 11.5% at June 30, 2000 and is due on August 31, 2000. The outstanding balance against the line of credit as of June 30, 2001 and 2000 were $ 0 and $125,000, respectively. The Company paid off the line of credit line during the fiscal year ending June 30, 2001, because it was no longer required.

All credit facilities and bank line of credit require the Company to maintain certain financial ratios and adhere to specific non-financial requirements. At June 30, 2001, the company was in compliance with the various covenants contained in the above agreements.

6.  Long-Term Debt

Long-term debt at June 30, 2001 consists of the following:

                                        Current
                                        Portion        Long-term       Total

Note payable to secured by certain
Company assets, requiring monthly
payments of  $6,494, including
interest at 12.25%, due May 5, 2007    $  40,506       $   283,014     $323,520

During the fiscal year certain real estate loans defaulted. The Companies subsidiary is making payment to the lender that purchased the defaulted loans. These payments are made at the note rate for each loan. The Company has filed claims with the Companies E&O Insurance carriers. and until the claims are either denied or paid the company lists these debts as long-term debt. These notes total $844,933. Effective September 1, 2001 the Company sold the subsidiary Atlas Capital and these liabilities are included in the sale.

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

8.  Stockholders' Equity

Authorized Shares

During November 2000, the board of directors of the Company amended the articles of incorporation to increase the number of authorized shares of common stock to 349,000,000 shares.

Stock Issuance

The Company had and issued and outstanding 221,115,113 by the end of the previous fiscal year ending June 30, 2000. During this fiscal year there were 46,120,916 additional shares issued for a total of 267,236,029 issued and outstanding.

During the Quarter ending December 31, 2000; the following shares were issued 1. 500,000 shares of restricted 144 stock for the acquisition of Sonic Auction.Com and 2. 7,140,406 common stock were issued pursuant to the agreement with the conversion rights of the Preferred Stock issued December 15, 1998, upon the 10 day average of the closing bid price prior to the to the conversion date.

During the Quarter ending March 31, 2001 the following shares were issued; 18,981,080 in exchange for Preferred Stock that was originally issued December 15, 1998.

During the Quarter ending June 30, 2001 the following shares were issued: 19,499,430 additional for the conversion of the Preferred
Stock (that were originally issued December 15, 1998) into common stock.

After the Quarter ending June 30, 2001, the following shares were issued: 15,500,000 as per employment contract.

After the end of the fiscal year an additional 15,500,000 shares were issued bring the total number to 282,736,029 common snares issued and outstanding of which 134,495,037 are restricted.

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

Preferred Stock

On December 15, 1998, the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI"), a privately held company that in which officers or family members of the officers of the Company have minority stock ownership, for IHHI to purchase 23,900 shares of the Company's preferred stock with a par value of $100.00 per share, in exchange for a promissory note receivable from IHHI in the amount of $2,500,000. The difference between the par value of the shares and the purchase price is treated as additional paid-in-capital. Shares purchased under the agreement are to be issued to IHHI or its designee. The promissory note receivable bear interest at 9% per annum, and is secured by a blanket security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under the agreement directly to the shareholder(s) of record at the time such payment is due. During the fiscal year ending June 30, 2001, the company-received payment in full on the note executed by IHHI, also during this fiscal year IHHI converted the preferred into common stock. There are no preferred shares issued and or outstanding as of this date.

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date                Balance      Payment       Interest Paid

June 30, 1999      $1,735,000
Sept. 30, 1999     $1,464,754    $270,246      $39,037
Dec. 31, 2000      $1,194,508    $270,246      $32,957
March 31, 2000     $  924,262    $270,246      $26,876
June 30, 2000      $  654,009    $270,253      $20,796

Total              $  654,009    $1,080,991    $119,666

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI,

Date                Balance      Payment       Interest Paid

June 30, 2000      $  654,009
Sept. 30, 2000     $  490,509    $163,500      $14,715
Dec. 31, 2000      $  327,009    $163,500      $11,036
March 31, 2001     $  163,509    $163,500      $ 7,357
June 30, 2001      $        0    $163,509      $ 3,679

Total             $         0    $654,009      $36,787

9.  Income Taxes

The provision for income taxes for the years ended June 30, 2001 and 2000 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):

                                                  June 30      June 30
                                                    2001         2000

Current income tax expense:
Federal                                          $   269,795   $   5,600
State                                                      0       3,200
                                                     269,795       8,800

Deferred income tax expense:
Federal                                                    0           0
State                                                      0           0
                                                           0           0

                                                 $         0   $   8,800

Amounts for deferred income tax assets and liabilities as follows:

Assets                                           $  269,795   $  485,500
Valuation allowance                                (269,795)    (485,500)
                                                          0            0
Liabilities                                               0            0

Net tax asset or liability                       $        0   $        0

Deferred income tax assets consist primarily of net operating loss carry forwards. The Company has provided for a full valuation allowance on the deferred income tax assets as the realization of such benefits are uncertain. Such carry forwards begin to expire beginning in 2004.

For the year ended June 30, 1999, the Company excluded the forgiveness of debt income from taxable income pursuant to Internal Revenue Code Section 108(A)(1)(B) and 108(B).

10.  Commitments

The Company leases certain of its office facilities and certain equipment under the terms of noncancellable operating leases, which expire through May 2003. Lease payments under these agreements totaled $ 176,095 and $138,276 for the years ended June 30, 2001 and 2000.

The future minimum rental commitments at June 30, 2001 under these leases are as follows:

Year Ending June 30,

June 30, 2002                     133,632
June 30, 2003                      80,503

                                 $214,135

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

Full service Internet service provider serves customers requiring Internet access in the western United States through dial-up, and high-speed wireless; web hosting and web design. Mortgage banking business includes online mortgage loan origination, processing, servicing and resales. Business-to-business provider primarily provides reverse auction services to foreign companies wishing to purchase materials and supplies in the United States. Business-to-consumer provider primarily consists of cellular phone service origination fees and sales.

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

                                                    June 30     June 30
Fiscal Year Ended                                     2001        2000

Full-service ISP
Net sale                                            $ 4,912,285 $ 1,577,971
Operating income..................                    2,037,932    (348,367)

Mortgage loan originations held for resale
Net sales                                            43,366,519   8,264,071
Operating income                                        (83,571)   (386,682)

E Commerce (B-to-b/c)
Net sales                                               278,668      47,002
Operating income                                       (156,187)   (164,341)

Marketing (B-to-b/c)
Net sales                                               495,251     160,380
Operating income                                       (825,858)   (180,986)

Other
Net income                                              447,316     119,666
Unallocated expenses                                   (178,799) (1,584,293)

Total
Net sales                                            49,500,039  10,169,090
Operating income                                        793,517  (2,664,669)

12. Other  Events

a. PMCC

On August 2, 2000, the Company announced that it has entered into
an agreement   whereby the Company would purchase 2,460,000 share
of PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company, common stock from PMCC's former chairman of the board, Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust Ronald Friedman, which represents 66.36% of the 3,707,000 PMCC shares outstanding. The aggregate purchase price of $3,198,000 is to be paid in cash to the seller by the Company as follows: $700,000 at date of closing; $306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC, a listed AMEX company, were not trading at the time of the agreement. In the event that three months after closing, if PMCC's shares are not actively trading on the AMEX or NASDQ exchanges and the Company has not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price shall be reduced by the amount of the final two $175,000 payments.

Also on July 28, 2000, in a separate transaction, the Company entered into a stock purchase agreement with an unrelated individual whereby the Company would sell up to 370,000 of PMCC shares that the Company either owns or will eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company will be released to the buyer in proportion to payments received.

The Company on March 2, 2001 filed an action against Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust (Case Number SA CV 01-268 DOC (Eex)) for recession of the purchase of the PMCC stock and return of the $1,006,857 on August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the company (Case Number 01CV 7637), for the balance of the contract in the amount of $2,191,143. The company action was
filed in Orange County; CA. and   Mr. Friedman's complaint was
filed in Southern District, New York. The company feels that it will prevail in both actions.

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

b. IBC

On August 11, 2000, the Company entered into an agreement to acquire all of the outstanding shares of International Business Co., a software developer that streamlines B2B e-commerce, in exchange for 2,000,000 shares of restricted Company shares to be held in escrow. Between the periods from September 1, 2000 through March 1, 2001, the Company can unilaterally cancel the contract if dissatisfied with the seller's performance. The Company canceled the purchase during the cancellation period agreed in the escrow.

c. Auction-Sales.Com, Inc.

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

(b) Earn out for the "Seller": The Seller shall be paid up to an additional $3,000,000 based upon earnings over the next 3 years through additional restricted stock. The earn out will be based on a 10% growth per year over the previous years revenue. The $3,000,000 will be distributed equally over the subsequent 3 year i.e. $1,000,000 per year, and can be cumulative. This earn out is further defined as follows:

(i)  The initial base Year ends on September 30, 2000.
The subsequent year base will be the previous revenue.

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

This acquisition was rescinded in December 2000 and the necessary documents were filed with the SEC. The site was retained until the funds invested into Auction-Sales.Com are returned which at this time management has very low expectations of occurring.

13. Other Agreements

a. Washington State Hotel and Motel Association.

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

b. JWC Construction

The agreement, entered into in the ordinary course of business, with the JWC Construction Company of Poland, dated March 9, 2001 which will enable companies to list their purchasing requirements on projects using the reverse auction platform. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another; the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the Construction Buying Group website for use by the Construction industry, and does not involve any payment by the Registrant.

                              EXHIBIT INDEX

Number                             Description

2.1 Agreement and Plan of Merger between the Registrant and Internet Business's International, Inc., a Delaware corporation, dated July 1, 1999 (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 22, 1999)

2.2 Agreement and Plan of Merger and Share Exchange among the Registrant, Return Assured Incorporated, and IBUI
        Acquisition Corporation, dated June 4, 2001 (see below).

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

10.6    Employment Agreement between the Registrant and Al
        Reda, dated January 1, 2000 (see below).

10.7    Employment Agreement between the Registrant and Louis
        Cherry, dated January 1, 2000 (see below).

10.8 Agreement for Acquisition between the Registrant and Direct Communications, Inc., dated February 25, 2000
       (incorporated by reference to Exhibit 10.6 of the Form
        10-Q filed on May 22, 2000).

10.9 Agreement between the Registrant and Internet 2xtreme, dated March 6, 2000 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed on May 22, 2000).

10.10   Agreement between the Registrant, Roanoke Technology
        Corp., and Global GPP Corp., dated March 21, 2000
       (incorporated by reference to Exhibit 10.8 of the Form
        10-Q filed on May 22, 2000).

10.11   Agreement between GPP Hungary Kft and Haitec
        Magyarorazagi Kft, dated March 30, 2000 (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed on May 22, 2000).

10.12   Stock Purchase Agreement between the Registrant and
        Atlas Capital Corporation, dated April 1, 2000
       (incorporated by reference to Exhibit 10.10 to the Form
        10-K filed on September 27, 2000).

10.13   Stock Purchase Agreement between the Registrant and
        Ronald Friedman, Robert Friedman, and The Ronald
        Friedman 1997 Grantor Retained Annuity Trust, dated
        July 28, 2000 (incorporated by reference to Exhibit
        10.11 of the Form 10-Q filed on November 16, 2000).

10.14 Stock Sales Agreement between the Registrant and a buyer, dated July 28, 2000 (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed on November 16, 2000).

10.15 Stock Purchase Agreement between the Registrant, International Business Company, Dennis B. Ginther, Clifford J. Roebuck, Jadwiga L. Ginther, and Bogumila
        E. Basu , dated August 19, 2000 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed on November 16, 2000).

10.16   Stock Purchase Agreement between the Registrant, Sonic
        Auction.com, Inc., and Brian Pruett, dated October 5,
        2000 (incorporated by reference to Exhibit 10.14 of the Form 10-Q filed on February 15, 2001).

10.17   Stock Purchase Agreement between the Registrant,
        Auction-Sales.Com, Inc., and Zahid Rafiq, dated October
        19, 2000 (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed on February 15, 2001).

21      Subsidiaries of the Registrant (see below).

                                     EX-2.2

            AGREEMENT AND PLAN OF MERGER AND SHARE EXCHANGE

NOTE TO WORD PROCESSOR OPERATORS: This document does NOT use the "Heading" styles. Instead, it uses the following styles which contain the automatic numbering: Head 1, Head 2, Head 3, Head 4 and Head 5. In addition, a style called Head 2 Precursor is used for text that immediately follows Head 2 and will participate in Head 2's automatic numbering when hidden text is hidden.
Whatever text is inside the Head 1 and Head 2 paragraphs when hidden text is revealed gets carried into the table of contents when its text generated.

              AGREEMENT AND PLAN OF MERGER AND SHARE EXCHANGE

THIS AGREEMENT AND PLAN OF MERGER AND SHARE EXCHANGE is made as of June 4, 2001 by and among Return Assured Incorporated, a Delaware corporation ("RAI"), IBUI Acquisition Corp., a Nevada corporation (the "Merger Subsidiary" and together with RAI, the "RAI Parties"), and Internet Business's International, Inc., a
Nevada corporation ("IBUI"). RAI, the Merger Subsidiary and IBUI are individually referred to as a "Party" and collectively referred to herein as the "Parties". Certain other terms are used herein as defined below in Article I or elsewhere in this Agreement.

                                BACKGROUND

This Agreement sets forth the terms and conditions under which (i) the Merger Subsidiary, which is a Wholly-Owned
Subsidiary of RAI, will merge with and into IBUI (the "Merger and Share Exchange"). The Parties intend that upon completion of the Merger and Share Exchange, IBUI will be a Wholly-Owned Subsidiary of RAI.

The Merger Subsidiary is a Wholly-Owned Subsidiary of RAI and has been formed solely to facilitate the Merger and Share Exchange and has conducted and will conduct no business or activity other than in connection with the Merger and Share

Exchange.

NOW, THEREFORE, in consideration of the respective covenants contained herein and intending to be legally bound hereby, the Parties hereto agree as follows:

                             ARTICLE 1

                            DEFINITIONS

For convenience, certain terms used in more than one part of this Agreement are listed in alphabetical order and defined or referred to below (such terms as well as any other terms defined elsewhere in this Agreement shall be equally applicable to both the singular and plural forms of the terms defined).

"Acquisition Proposal" is defined in Section 8.2(a).

"Affiliate" means, with respect to any Person, any other Person that directly or indirectly controls or is controlled by or under common control with such Person. For the purposes of this definition, "control" when used with respect to any Person, means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise; and the terms of "affiliated," "controlling" and "controlled" have meanings correlative to the foregoing.

"Agreement" means this Agreement and the Exhibits and Disclosure
Schedules hereto.

"Articles of Merger and Share Exchange" is defined in Section 2.2.

"Assets" means, with respect to RAI, the Merger Subsidiary or IBUI, as shown by the context in which used, all of the assets, properties, goodwill and rights of every kind and description, real and personal, tangible and intangible, wherever situated and whether or not reflected in such Party's most recent financial statements, that are owned or possessed by such Party and its Subsidiaries, taken as a whole.

"Assumed IBUI Option" is defined in Section 2.10(b).

"IBUI" means The Internet Business's International, Inc., a
Nevada corporation.

"IBUI Assets" means the Assets of IBUI.

"IBUI Balance Sheet" is defined in Section 6.7.

"IBUI Balance Sheet Date" is defined in Section 6.7.

"IBUI Benefit Plan" is defined in Section 6.15.

"IBUI Business" means the Business of IBUI.

"IBUI Common Stock" means the common stock, par value $0.001 per share, of IBUI.

"IBUI Companies" means IBUI and any IBUI subsidiaries.

"IBUI Disclosure Schedule" means the Disclosure Schedule containing information relating to IBUI pursuant to Article V and other provisions hereof that has been provided to the other
Parties on the date hereof.

"IBUI Financial Statements" means the financial statements of IBUI.

"IBUI Indemnified Loss" is defined in Section 16.2.

"IBUI Indemnified Party" means IBUI and its Affiliates and each of their respective officers, directors, employees, agents and counsel; provided, however, that no Person who indemnifies IBUI Indemnified Parties in this Agreement in his capacity as a Stockholder will be an IBUI Indemnified Party for purposes of this Agreement, notwithstanding that the Person is an IBUI Indemnified Party for purposes of one or more of the other Agreements.

"IBUI's knowledge" or "knowledge of IBUI" with reference to any item means that which an executive officer of IBUI actually knows.

"IBUI Required Consents" is defined in Section 15.4.

"IBUI Shareholder" means a recordholder, as of the Effective Date of an outstanding certificate or certificates that immediately prior to the Effective Date represented IBUI Shares.

"IBUI Shareholder Meeting" is defined in Section 10.2.

"IBUI Subsidiary" means any Subsidiary of IBUI.

"IBUI Warrants" means any warrants to purchase IBUI Common Stock that are outstanding immediately prior to the Closing.

"IBUI Welfare Plan" is defined in Section 6.15(f).

"Benefit Plan" means all employee benefit, health, welfare, supplemental unemployment benefit, bonus, pension, profit sharing, deferred compensation, severance, incentive, stock compensation, stock purchase, retirement, hospitalization insurance, medical, dental, legal, disability, fringe benefit and similar plans, programs, arrangements or practices, including, without limitation, each "employee benefit plan" as defined in
Section 3(3) of ERISA.

"Business" means with respect to RAI, or IBUI, as shown by the context in which used, the entire business and operations of such Party and its Subsidiaries, taken as a whole.

"Business Day" means any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in the state of New York generally are authorized or required by law or other government actions to close.

"Charter Documents" means an entity's certificate or articles of incorporation, certificate defining the rights and preferences of securities, articles of organization, general or limited partnership agreement, certificate of limited partnership, joint venture agreement or similar document governing the entity.

"Closing" is defined in Section 4.1.

"Closing Date" is defined in Section 4.1.

"Code" means the Internal Revenue Code of 1986, as amended. All citations to provisions of the Code, or to the Treasury
Regulations promulgated thereunder, shall include any amendments thereto and any substitute or successor provisions thereto.

"Commission" means the Securities and Exchange Commission.

"Confidentiality Agreement" is defined in Section 8.4(b).

"Contract" means any written or oral contract, agreement, letter of intent, agreement in principle, lease, instrument or other commitment that is binding on any Person or its property under applicable Law.

"Copyrights" means registered copyrights, copyright applications and unregistered copyrights.

"Court Order" means any judgment, decree, injunction, order or ruling of any federal, state, local or foreign court or governmental or regulatory body or authority, or any arbitrator that is binding on any Person or its property under applicable Law.

"Default" means (i) a breach, default or violation, (ii) the occurrence of an event that with or without the passage of time or the giving of notice, or both, would constitute a breach, default or violation or (iii) with respect to any Contract, the occurrence of an event that with or without the passage of time or the giving of notice, or both, would give rise to a right of termination, renegotiation or acceleration or a right to receive damages or a payment of penalties.

"DGCL" means the Delaware General Corporation Law, as amended.

"Effective Date" shall mean the time that the Articles of Merger and Share Exchange are filed with the Nevada Secretary of State.

"Effectiveness Period" shall have the meaning set forth in
Section 7.2(a).

"Encumbrances" means any lien, mortgage, security interest, pledge, restriction on transferability, defect of title or other claim, charge or encumbrance of any nature whatsoever on any property or property interest.

"Environmental Condition" means any condition or circumstance, including the presence of Hazardous Substances which does or would (i) require assessment, investigation, abatement, correction, removal or remediation under any Environmental Law,
(ii) give rise to any civil or criminal Liability under any Environmental Law, (iii) create or constitute a public or private nuisance or (iv) constitute a violation of or non-compliance with any Environmental Law.

"Environmental Law" means all Laws, Court Orders, principles of common law, and permits, licenses, registrations, approvals or other authorizations of any Governmental Authority relating to Hazardous Substances, pollution, protection of the environment or human health.

"ERISA" means the Employee Retirement Income Security Act of
1974, as amended.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Exchange Agent" is defined in Section 2.6(a).

"Execution Date" means June [date], 2001

"Existing IBUI Option" is defined in Section 2.10(a).

"GAAP" means United States generally accepted accounting principles as in effect on the Issue Date, including those set forth: (a) in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants, (b) in the statements and pronouncements of the Financial Accounting Standards Board, (c) in such other statements by such other entity as approved by a significant segment of the accounting profession, and (d) the rules and regulations of the Commission governing the inclusion of financial statements (including pro forma financial statements) in periodic reports required to be filed pursuant to Section 13 of the Exchange Act, including opinions and pronouncements in staff accounting bulletins and similar written statements from the accounting staff of the Commission.

"Governmental Authority" means any federal, state, local, municipal or foreign or other government or governmental agency or body.

"Governmental Permit" is defined in Section 5.12(c).

"Hazardous Substances" means any material, waste or substance (including, without limitation, any product) that may or could pose a hazard to the environment or human health or safety including, without limitation, (i) any "hazardous substances" as defined by the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. and its implementing regulations, (ii) any "extremely hazardous substance," "hazardous chemical" or "toxic chemical" as those terms are defined by the Emergency Planning and Community Right-to-Know Act, 42 U.S.C. 11001 et seq. and its implementing regulations, (iii) any "hazardous waste," as defined under the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et seq. and its implementing regulations (iv) any "pollutant," as defined under the Water Pollution Control Act, 33 U.S.C. 1251 et seq. and its implementing regulations as any of such Laws in clauses (i) through (iv) may be amended from time to time, and (v) any material, substance or waste regulated under any Laws or Court Orders that currently exist or that may be enacted, promulgated or issued in the future by any Governmental Authority concerning protection of the environment, pollution, health or safety or the public welfare.

"Intellectual Property" means any Copyrights, Patents,
Trademarks, technology, licenses, trade secrets, computer software and other intellectual property.

"Law" means any statute, law, ordinance, regulation, order, rule, common law principles or consent agreements of any Governmental Authority, including, without limitation, those covering environmental, energy, safety, health, transportation, bribery, record keeping, zoning, antidiscrimination, antitrust, wage and hour, and price and wage control matters.

"Liability" means any direct or indirect liability, indebtedness, obligation, expense, claim, loss, damage, deficiency, guaranty or endorsement of or by any Person.

"Litigation" means any lawsuit, action, arbitration, administrative or other proceeding, criminal prosecution or governmental investigation or inquiry.

"Material Adverse Effect" means a fact or event which has had or is reasonably likely to have a material adverse effect on the Assets, Business, financial condition or results of operations of RAI, either as a corporate entity or with its Subsidiaries taken as a whole, or IBUI, as indicated by the context in which used, and when used with respect to representations, warranties, conditions, covenants or other provisions hereof means the individual effect of the situation to which it relates and also the aggregate effect of all similar situations unless the context indicates otherwise.

"Merger and Share Exchange" is defined in Section 2.1.
"Merger Subsidiary" is defined above in the Preamble.
"Nevada Law" means the Nevada Revised Statues.

"Party Representatives" is defined in Section 8.4(b).

"Patents" means patents, patent applications, reissue patents, patents of addition, divisions, renewals, continuations, continuations-in-part, substitutions, additions and extensions of any of the foregoing.

"Person" means an individual or a corporation, partnership, trust, incorporated or unincorporated association, joint venture, limited liability company, joint stock company, government (or an agency or political subdivision thereof) or other entity of any kind.

"Post-Signing Returns" is defined in Section 9.7.

"Proceeding" means an action, claim, suit, investigation or proceeding (including, without limitation, an investigation or partial proceeding, such as a deposition), whether commenced or threatened.

"Prospectus" means the prospectus included in the Registration Statement (including, without limitation, a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by the Registration Statement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

"Proxy Statement" is defined in Section 8.1(a).

"RAI" is defined above in the Preamble.

"RAI Assets" means the Assets of RAI.

"RAI Balance Sheet" is defined in Section 5.7.

"RAI Balance Sheet Date" is defined in Section 5.7.

"RAI Benefit Plan" is defined in Section 5.16(a).

"RAI Business" means the Business of RAI.

"RAI Common Shares" is defined in Section 2.6(a).

"RAI Companies" means RAI and any RAI Subsidiaries.

"RAI Disclosure Schedule" means the Disclosure Schedule containing information relating to RAI pursuant to Article V and other provisions hereof that has been provided to the other
Parties on the date hereof.

"RAI Holder" means a recordholder, as of the Effective Date, of an outstanding certificate or certificates that immediately prior to the Effective Date represented RAI Shares.

"RAI's knowledge" or "knowledge of RAI" with reference to any item means that which an executive officer of RAI actually knows.

"RAI Personnel" is defined in Section 5.21(a).

"RAI Required Consents" is defined in Section 14.4.

"RAI SEC Reports" is defined in Section 5.7.

"RAI Shares" is defined in Section 2.5(a).

"RAI Stockholder" means a recordholder, as of the Effective Date, or an outstanding Certificate or Certificates that immediately prior to the Effective Date represented RAI Shares.

"RAI Stockholder Indemnified Party" means (a) each Stockholder and each of that Stockholder's Affiliates (other than the Company or, following the Closing, the Surviving Corporation or IBUI or any of its Subsidiaries, if the Stockholder is an Affiliate of
IBUI), and each of their respective officers, directors, employees, agents and counsel and (b) prior to the Closing, the Company and each of its officers, directors, employees, agents and counsel who are not Stockholder Indemnified Parties within the meaning of clause (a) of this definition.

"RAI Stockholder Meeting" is defined in Section 9.2.

"RAI Subsidiary" means any Subsidiary of RAI.

"RAI 10-KSB" is defined in Section 5.9.

"RAI Warrants" means any warrants to purchase Merged Company
Common Stock that are outstanding immediately prior to the Closing.

"RAI Welfare Plan" is defined in Section 5.16(f).

"Registration Indemnified Party" shall have the meaning set forth in Section 7.6(c).

"Registration Indemnifying Party" shall have the meaning set forth in Section 7.6(c).

"Registration Statement" means the registration statement, contemplated by Section 7.1, including the Prospectus, amendments and supplements to such registration statement or Prospectus, including pre- and post-effective amendments, all exhibits thereto, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

"Regulation" means any federal, state, local or foreign rule or regulation.

"Rule 144" means Rule 144 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"Rule 145" means Rule 145 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"Rule 158" means Rule 158 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"Rule 415" means Rule 415 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"SEC" means the United States Securities and Exchange Commission.

"Securities Act" means the Securities Act of 1933, as amended.

"Subsidiary" means any corporation or other legal entity of which RAI or IBUI, as the case may be (either above or through or together with any other Subsidiary) owns, directly or indirectly, more than 50% of the stock or other equity interests the holders of which are generally entitled to vote for the election of directors or other governing body of such corporation or other entity.

"Tax Return" means any report, return, election, notice, estimate, declaration, information statement and other forms and documents (including all schedules, exhibits and other attachments thereto) relating to and filed or required to be filed with a taxing authority in connection with any Taxes
(including, without limitation, estimated Taxes).

"Taxes" means any and all federal, state, local and foreign taxes, assessments and other governmental charges, duties, impositions, levies and liabilities, including, without limitation, taxes based upon or measured by gross receipts, income, profits, sales, use and occupation, and value added, ad valorem, transfer, gains, franchise, withholding, payroll, recapture, employment, excise, unemployment, insurance, social security, business license, occupation, business organization, stamp, environmental and property taxes, together with all interest, penalties and additions imposed with respect to such amounts. For purposes of this Agreement, "Taxes" also includes any obligations under any agreements or arrangements with any Person with respect to the liability for, or sharing of, Taxes (including pursuant to Treas. Reg. Section 1.1502-6 or comparable provisions of state, local or foreign Tax Law) and including any liability for Taxes as a transferee or successor, by Contract or otherwise.

"Termination Date" means September 30, 2001

"Trademarks" means registered trademarks, registered service marks, trademark and service mark applications and unregistered trademarks and service marks.

"Transaction Documents" means this Agreement and the Employment
Agreements.

"Transactions" means the Merger and Share Exchange, the exchange of the IBUI Shares for RAI Shares, the assumption by RAI of the Existing IBUI Options, the exchange of the IBUI Warrants for RAI
Warrants, and the other transactions contemplated by the Transaction Documents.

"Wholly-Owned Subsidiary" of any Person means any Subsidiary in which all of the stock or other equity interests is owned, directly or indirectly, by such Person.

                             ARTICLE 2

               PLAN OF MERGER AND SHARE EXCHANGE

2.1  THE MERGER AND SHARE EXCHANGE

Upon the terms and subject to the conditions hereof, and in accordance with the relevant provisions of the DGCL and Nevada Law, the Merger Subsidiary shall be merged with and into IBUI (the "Merger and Share Exchange"). Following the Merger and Share Exchange, IBUI shall continue as the surviving corporation (the "Surviving Corporation") and shall continue its existence under Nevada Law, and the separate corporate existence of the Merger Subsidiary shall cease.

2.2  EFFECTIVE DATE

As soon as practicable, but in any event within one business day after the satisfaction or waiver of all conditions to the Merger and Share Exchange, the Parties shall file with the Secretary of State of Nevada the Articles of Merger and Share Exchange (the "Articles of Merger and Share Exchange") in such form as is required by Nevada Law. The Merger and Share Exchange shall become effective at the Effective Date.

2.3  CERTIFICATE OF INCORPORATION AND BYLAWS

The Certificate of Incorporation of IBUI as in effect immediately prior to the Effective Date shall be the initial Certificate of Incorporation of the Surviving Corporation. The bylaws of IBUI as in effect immediately prior to the Effective Date shall be the initial bylaws of the Surviving Corporation.

2.4  DIRECTORS

The initial directors of the Surviving Corporation shall be [Names]. Such persons shall hold such positions until their successors are elected or appointed in accordance with the Certificate of Incorporation and the bylaws of the Surviving Corporation.

2.5  EXCHANGE OF SHARES

On the Effective Date the shares of the IBUI Common Stock shall be converted and exchanged into shares of RAI common stock, par value $0.001 per share , (the "Merged Company Common Stock") and warrants exercisable with respect to shares of RAI Common Stock shall become exercisable with respect to shares of Merged Company Common Stock in the following manner:

(a) Each issued and outstanding share of the IBUI Common Stock shall, by virtue of the Merger and Share Exchange and without any action on the part of the holder thereof, be converted and exchanged into 0.14 shares of Merged Company Common Stock, provided however, that to the extent any holder of the IBUI Common Stock shall be entitled, as a result of the foregoing conversion and exchange, to receive less than a whole share of Merged Company Common Stock, then and in any such event:

(i) no fractional share and/or fractional interest in a whole share shall be issued; and

(ii) the fractional interest of such holder shall be liquidated for cash equivalent calculated on the basis of the closing sales price of Merged Company Common
Stock on the Effective Date or on the first day thereafter that such price is available.

(b) Anything in this Section 4 to the contrary notwithstanding, any and all issued shares of the IBUI
Common Stock owned by IBUI and held as treasury stock shall be cancelled and retired and no shares of RAI Common Stock shall be issued with respect thereto.

2.6  APPOINTMENT OF EXCHANGE AGENT

Prior to the Effective Date RAI shall, subject to the provisions of Paragraph 8 hereof:

(a)  Designate Continental Stock Transfer and Trust (the
"Exchange Agent") to implement the exchange (subsequent to the Effective Date) of certificates representing shares of the IBUI Common Stock (the "Old Certificates") for certificates representing shares of RAI Common Stock (the
"New Certificates");

(b)  engage the Exchange Agent for a period of the lesser of
(i) 12 consecutive months following the Effective Date and
(ii) the date on which all of the Old Certificates held by the IBUI Stockholders have been surrendered for the New Certificates; and

(c) provide to the Exchange Agent sufficient supplies of New Certificates so as to enable a holder of an Old
Certificate(s) to surrender such Certificate(s) and receive
New Certificate(s).

2.7  CERTIFICATE EXCHANGE

Subsequent to the Effective Date the issuance and distribution of New Certificates in exchange for Old Certificates shall be implemented as follows:

(a) As promptly after the Effective Date as shall be reasonably possible, the Exchange Agent shall be directed to, and shall, notify (the "Notification") each holder of an Old Certificate of the consummation of the Merger and Share Exchange, the availability of New Certificates and a description of the procedure to be followed (and documents to be executed and submitted) in connection with the surrender of the Old Certificate and the issuance of the New Certificate. Upon compliance by a holder thereof with the requirements for the certificate surrender and issuance specified in the Notification, the Exchange Agent shall be directed to, and shall, issue and transmit to such holder New Certificates (representing that number of shares of RAI Common Stock to which such holder shall be entitled as herein provided). Until surrendered and replaced as aforesaid:

(i) each Old Certificate shall, and be deemed to, represent and evidence (for all corporate purposes other than the payment of dividends and other distributions) that number of shares of RAI Common
Stock into which the shares of the IBUI Common Stock therein referred to are convertible and exchangeable as herein provided and

(ii) each Old Certificate shall not be transferable on the books and records of IBUI and/or RAI.

(b) From and after the Effective Date any and all dividends and/or distributions of every kind, nature or description declared and payable by RAI on, or with respect to, RAI Common Stock to any holder of an Old Certificate
(collectively "Distributions") shall be paid, retained, invested and paid over as follows:

(i) Until such time as the Old Certificate is surrendered for replacement by a New Certificate(s) as herein provided, no Distribution shall be paid over by RAI and/or the Exchange Agent to such holder on, or with respect to, the shares of RAI Common Stock evidenced by such Old Certificate;

(ii) All Distributions payable on, or with respect to, shares of RAI Common Stock represented by Old
Certificates shall be paid over by RAI to the Exchange
Agent and dealt in and with by the Exchange Agent as follows:

(A)  All Distributions in cash shall be
deposited by the Exchange Agent in an interest bearing account (the "Distribution Account") and retained and disposed of as hereinbelow provided;

(B)  Upon surrender by, or on behalf of, a
holder of an Old Certificate for surrender and replacement as hereinabove provided (or satisfactory proof of loss and an indemnity in favor of, and acceptable to, RAI and the Exchange
Agent), the Exchange Agent shall pay over and/or deliver to such holder (in addition to the New
Certificate(s) to which such holder shall be entitled) (y) the principal amount of any cash dividends and any property (other than shares of RAI Common Stock) previously received by the Exchange Agent with respect to the shares of RAI
Common Stock evidenced by such Old Certificate and
(z) a certificate representing any shares of RAI
Common Stock forming part of any Distribution made prior to the date of any such surrender; and

(C)  Any and all interest earned and/or
credited on, or with respect to, Distributions shall be applied by the Exchange Agent to the payment of its fees and disbursements and the remainder, if any, paid over to RAI upon the termination of the engagement of the Exchange
Agent.

(c) From and after the Effective Date the sole rights of the holders of Old Certificates (except as otherwise provided by law) shall be those to which they are entitled as owners of RAI Common Stock into which the shares of the IBUI Common Stock evidenced by such Old Certificates shall have been converted as herein provided.

2.8  TRANSFERS

If the holder of any Old Certificate desires that the New
Certificate to be issued in replacement therefore (as hereinabove provided) is to be issued in a name other than that on the Old
Certificate which it replaces, any such issuance shall be subject to and conditioned upon:

(a)  Delivery to the Exchange Agent of the Old
Certificate duly endorsed in blank or accompanied by a duly executed stock assignment power and otherwise in form for transfer acceptable to the Exchange Agent; and

(b) Payment to RAI or the Exchange Agent of any and all transfer and/or other taxes payable, in the opinion of the Exchange Agent, by reason of the issuance and/or transfer of such New Certificate and/or the shares of RAI
Common Stock evidenced thereby.

2.9  TERMINATION OF EXCHANGE AGENT

Upon the termination of the Exchange Agent's engagement as hereinabove provided, the Exchange Agent shall deliver to RAI the then balance of the Distribution Account and, upon such delivery, the Exchange Agent shall have no further duties or obligations as exchange agent to RAI, The Merger Subsidiary, IBUI or their respective stockholders. Thereafter, the duties to be performed by the Exchange Agent as described in Sections 6 and 7 hereof shall be performed by RAI in lieu of, and instead of, the Exchange Agent. All blank stock certificates evidencing RAI Common Stock shall be retained by the Exchange Agent for utilization by it in the performance of its duties as transfer agent for, and with respect to, RAI Common Stock.

2.10  OPTIONS AND WARRANTS

(a)  At the Effective Date, RAI shall assume
IBUI's rights and obligations under each of the outstanding stock options previously granted by IBUI to certain of its employees, directors and consultants that are outstanding immediately prior to the Effective Date (each such stock option existing immediately prior to the Effective Date is referred to herein as an "Existing IBUI Option" and each such assumed stock option existing immediately after the Effective Date is referred to herein as an "Assumed IBUI Option"). Under each Assumed IBUI Option, the optionee shall have the right to receive from RAI, in accordance with the terms and subject to the conditions of the Existing IBUI Option, the Merger Consideration that such optionee would have been entitled to receive had the optionee exercised his or her Existing IBUI Option immediately prior to the Effective Date, but only in accordance with the terms and conditions of the Existing IBUI Option (including payment of the aggregate exercise price thereof). Except as provided in this Section 2.10(a), the Assumed IBUI Option shall not give the optionee any additional benefits that the holder thereof did not have under the Existing IBUI Option; provided, however, that the terms of such Existing IBUI Options shall govern the vesting thereof, including, if applicable, any vesting of Existing IBUI Options as a result of the Merger and Share Exchange. Each Assumed IBUI Option shall constitute a continuation of the Existing IBUI Option, substituting RAI for IBUI.

(b)  Each IBUI Warrant that is outstanding
immediately prior to the Effective Date and that does not expire at the Effective Date by the terms thereof shall, by virtue of the Merger and Share Exchange and pursuant to the terms of the IBUI Warrant or with the consent of the majority of the holders thereof, be converted into and exchanged for a Merged Company Warrant exercisable for the [Conversion Number] of Merged Company Shares for each share of Merged Company Common Stock for which the IBUI Warrant is exercisable immediately prior to the Effective Date, at an exercise price per Merged Company Share that has been adjusted in accordance with the terms of the IBUI Warrant converted hereunder as a result of the Merger and Share Exchange. The IBUI Warrants shall have the terms and conditions of the IBUI Warrants converted hereunder. At the Effective Date, RAI shall make available to any holders of IBUI Warrants converted hereunder a new warrant evidencing RAI Warrant.

2.11  [Intentionally Omitted]

2.12  MERGER SUBSIDIARY CAPITAL STOCK

Each share of capital stock of the Merger Subsidiary issued and outstanding immediately prior to the Effective Date shall be converted, by virtue of the Merger and Share Exchange, into one share of common stock of the Surviving Corporation.

2.13  NO FURTHER TRANSFER OF SHARES

After the Effective Date, there shall be no transfers of IBUI Shares that were outstanding immediately prior to the Effective Date on the stock transfer books of the Surviving Corporation. If, after the Effective Date, Certificates are presented to the Surviving Corporation for transfer, they shall be canceled and exchanged for the Merger Consideration as provided in this
Article II.

                         ARTICLE 3

                      RESCISSION RIGHTS

3.1  GENERAL

Each of the RAI Parties and IBUI acknowledge and agree that the obligations of the RAI Parties and IBUI are unique and personal to the RAI Parties and IBUI, respectively, and may be discharged only by the RAI Parties and IBUI, respectively. The RAI Parties and IBUI further acknowledge and agree that if the RAI Parties or IBUI were to fail to observe or to perform any of certain provisions of this Agreement, including in particular those set forth in this Article III, the award of damages arising from such breach would be difficult, and perhaps impossible, to ascertain in money or money's worth, and therefore, damages would not be an adequate remedy. Therefore the Parties agree that each of the RAI Parties and IBUI shall have rescission rights as set forth in this Article III.

3.2  RESCISSION RIGHTS OF RAI STOCKHOLDERS

If any representation or warranty of IBUI contained in this Agreement or any covenant of IBUI contained in this Agreement shall be materially breached, then, at any time for twelve (12) months after the Effective Date, the majority in interest of the RAI Stockholders may rescind the Merger and Share Exchange by signing RAI notice of the right to rescind the Merger and Share Exchange. RAI shall then promptly give notice of the RAI Stockholders notice of rescission to the IBUI Shareholders and the IBUI Shareholders shall have thirty (30) days from the date of the RAI Stockholders notice to cure such breach if such breach is capable of being cured. If the breach is not cured within the applicable period or not capable of being cured, then all of the shares of the Surviving Corporation shall be put back to the RAI Stockholders in accordance with Section 3.4.

3.3  RESCISSION RIGHTS OF IBUI SHAREHOLDERS

If any representation or warranty of the RAI Parties contained in this Agreement or any covenant of IBUI contained in this Agreement shall be materially breached then, at any time twelve
(12) months after the Effective Date, then the majority in interest of the IBUI Shareholders may rescind the Merger and Share Exchange by signing RAI notice of the right to rescind the Merger and Share Exchange. RAI shall then promptly give notice of the IBUI Shareholders notice of rescission to the RAI Stockholders and the RAI Stockholders shall have thirty (30) days from the date of the IBUI Shareholders notice to cure such breach if each breach is capable of being cured. If the breach is not cured within the applicable period or not capable of being cured, then all of the shares of the Surviving Corporation shall be put back to the IBUI Shareholders in accordance with Section 3.4.

3.4  APPLICABLE PROVISIONS TO ARTICLE III

In the event of rescission under Sections 3.2 or 3.3, the following shall apply:

(a) All assets held by IBUI at the Effective Date shall be held by IBUI when returned to the IBUI
Shareholders, upon the closing of the rescission; and

(b)  New assets acquired by the Surviving
Corporation after the Effective Date and held by IBUI on the closing of the rescission, to the extent not offset by new liabilities of IBUI on the closing of the rescission shall be equitably divided between RAI and IBUI, and, to the extent that the Parties can not agree upon an equitable division, such new assets shall be sold and the net proceeds of sale shall be evenly divided between RAI and IBUI.

3.5  MODIFICATION

Any provision under this Article III may be modified or waived only by the written consents of the majority in interest or the IBUI Shareholders and the RAI Stockholders.

                              ARTICLE 4

                              THE CLOSING

4.1  THE CLOSING

The closing of the transactions contemplated by this Agreement shall take place on such date, at such place and at such time within five business days after the satisfaction or waiver of the last of the conditions set forth in Article XII, XIII, XIV and XV hereof. The closing of such transactions shall be referred to herein as the "Closing;" the date of the Closing shall be referred to herein as the "Closing Date".

4.2  DELIVERIES

At the Closing,

(a) IBUI, the Merger Subsidiary and RAI shall deliver or cause to be delivered to the Secretary of State of the State of Nevada a duly executed Articles of Merger and Share Exchange as required under Nevada Law and the Parties shall take all such other and further actions as may be required by Nevada Law and any other applicable Law to make the Merger and Share Exchange effective upon the terms and subject to the conditions hereof; and

(b) The Parties shall also deliver to each other the respective agreements and other documents and instruments specified with respect to them in Articles XII, XIII, XIV and XV.

                         ARTICLE 5

            REPRESENTATIONS AND WARRANTIES OF RAI

RAI hereby represents and warrants to IBUI as follows, except as otherwise set forth in the RAI Disclosure Schedule (items disclosed in one Section of such Schedule shall apply to all other Sections unless specified otherwise):

5.1  CORPORATE

Each RAI Company is a corporation duly organized, validly existing and in good standing under the Laws under which it was incorporated. Each RAI Company is qualified to do business as a foreign corporation in any jurisdiction where it is required to be so qualified, except where the failure to so qualify would not have a Material Adverse Effect. The Charter Documents and bylaws of each RAI Company (all of which have been delivered or made available to IBUI) have been duly adopted and are current, correct and complete. Each RAI Company has all necessary corporate power and authority to own, lease and operate its part of the RAI Assets and to carry on its part of the RAI Business as it is now being conducted.

5.2  AUTHORIZATION

Each RAI Company has the requisite corporate power and authority to execute and deliver the Transaction Documents to which it is a party and to perform the Transactions to be performed by it. Such execution, delivery and performance by each RAI Company has been duly authorized by all necessary corporate action, other than the approval of this Agreement and consummation of the Merger and Share Exchange, which is subject to the approval of the holders of a majority of the outstanding RAI Common Shares, and are the only consents or approvals of holders of RAI capital stock required for the consummation of the Transactions. Each Transaction Document executed and delivered by each RAI Company as of the date hereof has been duly executed and delivered by such RAI Company and constitutes a valid and binding obligation of such RAI Company enforceable against such RAI Company in accordance with its terms. Any Transaction
Document executed and delivered by each RAI Company after the date hereof will be duly executed and delivered by such RAI Company and will constitute a valid and binding obligation of such RAI Company, enforceable against such RAI Company in accordance with its terms, except as otherwise limited by bankruptcy, insolvency, reorganization and other laws affecting creditors rights generally, and except that the remedy of specific performance or other equitable relief is available only at the discretion of the court before which enforcement is sought.

5.3  VALIDITY OF CONTEMPLATED TRANSACTIONS

Except for compliance with (i) the Securities Act and the Exchange Act and (ii) the filing of the Articles of Merger and Share Exchange with the Secretary of State of the State of Nevada, neither the execution and delivery by each RAI Company of the respective Transaction Documents to which it is or will be a party, nor the performance of the Transactions to be performed by it, will require any filing, consent or approval under or constitute a Default, or result in a loss of material benefit under, (a) any Law or Court Order to which any RAI Company is subject, (b) the Charter Documents or bylaws of any RAI Company, or (c) any Contracts to which any RAI Company is a party or by which any of the RAI Assets may be subject, except for Defaults which would not have a Material Adverse Effect.

5.4  CAPITALIZATION AND STOCK OWNERSHIP

The total authorized capital stock of RAI consists of (a) 50,000,000 shares of Merged Company Common Stock, and (b) 1,000,000 shares of Series A Preferred Stock, par value $0.001 per share (the "Preferred Stock"). Of such authorized capital stock, the only issued and outstanding shares on the date hereof
are [        ] RAI Common Shares.  Except as set forth in the RAI
Disclosure Schedule, there are no existing options, warrants, calls, commitments or other rights of any character (including conversion or preemptive rights) relating to the acquisition of any issued or unissued capital stock or other securities of RAI. The RAI Disclosure Schedule sets forth, as of the date hereof, as to each option or warrant, the holder, date of grant, exercise price and number of shares subject thereto. All of the issued and outstanding RAI Common Shares are validly issued fully paid and non-assessable. Following the Effective Date, no options, warrants, calls, commitments or other rights of any character (including conversion or preemptive rights) will entitle any Person to acquire any securities of the Surviving Corporation or any subsidiary thereof.

5.5  LISTING

RAI Common Stock is listed for quotation on the NASDAQ Small
Cap Market under the symbol "RTRN". RAI has received a letter from NASDAQ indicating that it has not met the ongoing listing requirements in that RAI's common stock has traded below $1.00 for more than 30 trading days. The Company's shares now must close above $1.00 for 10 consecutive trading days by June 4, 2001. After June 4, 2001, RAI may request a meeting with NASDAQ to address this issue.

5.6  REGISTRATION STATEMENT; CONSENT SOLICITATION STATEMENT; PROSPECTUS

None of the information supplied or to be supplied by or on behalf of any RAI Company specifically for inclusion in the Registration Statement (as defined in Section 7.1) will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the time of distribution to the IBUI Shareholders, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. None of the information supplied or to be supplied by or on behalf of any RAI Company specifically for inclusion or incorporation by reference in the Consent Solicitation Statement/Prospectus (as defined in Section 7.1) will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the date it (or any such amendment or supplement) is mailed to the stockholders of RAI and at the time of the RAI Stockholder Meeting, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading. The Registration Statement and the Consent Solicitation Statement/Prospectus (except for information relating solely to IBUI) will comply in all material respects with the requirements of the Securities Act and the Exchange Act and the Regulations promulgated thereunder.

5.7  RAI SEC REPORTS; FINANCIAL STATEMENTS

RAI has filed all required forms, reports, statements, schedules and other documents with the SEC since January 1, 1997, including its (a) Annual Reports on Form 10-KSB for the fiscal years ended August 30, 2000, 1999 and 1998, (b) all proxy statements relating to RAI's meetings of stockholders (whether annual or special) held since January 1, 1997, and (c) all other reports or registration statements filed by RAI with the SEC since January 1, 1997 (collectively, the "RAI SEC Reports"). Each of such RAI SEC Reports, at the time it was filed, complied in all material respects with all applicable requirements of the Securities Act and the Exchange Act, and with the forms and Regulations of the SEC promulgated thereunder, and did not contain at the time filed any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading. The financial statements, including all related notes and schedules, contained in the RAI SEC Reports (or incorporated by reference therein) fairly present the consolidated financial position of RAI as at the respective dates thereof and the consolidated results of operations and cash flows of RAI for the periods indicated in accordance with GAAP applied on a consistent basis throughout the periods involved (except for changes in accounting principles disclosed in the notes thereto) and subject in the case of interim financial statements to normal year-end adjustments and the absence of notes. For purposes of this Agreement, the balance sheet of RAI as of August 30, 2000 is referred to as the "RAI Balance Sheet" and the date thereof is referred to as the "RAI Balance Sheet Date."

5.8  TAXES

(a) Each RAI Company has (i) filed (or, in the case of Tax Returns not yet due, will file) with the appropriate governmental agencies all material Tax Returns required to be filed on or before the Effective Date and all such Tax Returns filed were true, correct and complete in all material respects, and (ii) paid (or, in the case of Taxes not yet due, will pay), all Taxes shown on such Tax Returns.

(b) Each RAI Company has (i) duly paid or caused to be paid all material Taxes and all Taxes shown on Tax
Returns that are or were due, except to the extent that a sufficient reserve for Taxes has been reflected on the RAI
Balance Sheet and (ii) provided a sufficient reserve on the RAI Balance Sheet for the payment of all Taxes not yet due and payable.

(c) No deficiency in respect of any Taxes which has been assessed against an RAI Company remains unpaid, except for Taxes being contested in good faith, and RAI has no knowledge of any unassessed Tax deficiencies or of any audits or investigations pending or threatened against an RAI Company with respect to any Taxes.

(d) No RAI Company has extended or waived the application of any applicable statute of limitations of any jurisdiction regarding the assessment or collection of any Tax or any Tax Return.

(e) There are no liens for Taxes upon any assets of any RAI Company except for liens for current Taxes not yet due.

(f) Each RAI Company has to its knowledge (i) complied with all material provisions of the Code relating to the withholding and payment of Taxes and (ii) has made all deposits required by applicable Law to be made with respect to employees' withholding and other payroll, employment or other withholding or related Taxes.

(g) No RAI Company is a party to any contract, agreement, plan or arrangement that, individually or in the aggregate, or when taken together with any payment that may be made under this Agreement or any agreements contemplated hereby, could give rise to the payment of any "excess parachute payment" within the meaning of Section 280G of the Code.

(h) No RAI Company is a party to any agreement relating to the allocating or sharing of the payment of, or liability for, Taxes for any period (or portion thereof).

(i) To RAI's knowledge, except for the group of which RAI is presently the ultimate parent, no RAI
Company has ever been a member of an affiliated group of corporations (within the meaning of Section 1504 of the Code).

5.9  TITLE TO ASSETS AND RELATED MATTERS

Each RAI Company has good and marketable title to its part of the RAI Assets, free from any Encumbrances except (a) any Encumbrance in favor of any RAI Company, (b) items described in any notes to the consolidated financial statements of RAI contained in RAI's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (the "RAI 10-KSB") included in the RAI SEC Reports, (c) minor matters that would not have a Material Adverse Effect, (d) constitutional and statutory liens arising from the obligation to pay for the provision of materials or services not yet in Default and Taxes not yet due and (e) RAI Assets transferred among the RAI Companies.

5.10  REAL PROPERTY

All material real estate leased by any RAI Company as of the date hereof and used in the operation of the RAI Business are disclosed in the RAI SEC Reports. As of the date hereof, none of the RAI Companies owns any real property.

5.11  SUBSIDIARIES

As of the date hereof none of the RAI Companies owns, directly or indirectly, any interest or investment (whether equity or debt) in any corporation, partnership, limited liability company, business trust, joint venture or other legal entity. RAI (or another RAI Company) owns all of the issued and outstanding shares of capital stock of each RAI Subsidiary. There are no existing options, warrants, calls, commitments or other rights of any character (including conversion or preemptive rights) relating to the acquisition or voting of any issued or unissued capital stock or other securities of any RAI Subsidiary. All of the shares of capital stock of each RAI Subsidiary are duly and validly authorized and issued, fully paid and non-assessable.

5.12  LEGAL PROCEEDINGS; COMPLIANCE WITH LAW; GOVERNMENTAL PERMITS

(a) There is no Litigation that is pending or, to RAI's knowledge, threatened against any RAI Company that would have a Material Adverse Effect. RAI is and has been in compliance with all applicable Laws, including Environmental Law, except where the failure to be in compliance would not have a Material Adverse Effect. There has been no Default under any Laws applicable to any RAI Company, including Environmental Laws, except for any Defaults that would not have a Material Adverse Effect. There has been no Default with respect to any Court Order applicable to any RAI Company. No RAI Company has received any written notice and, to the knowledge of RAI, no other communication has been received to the effect that it is not in compliance with any applicable Laws, and RAI has no reason to believe that any presently existing circumstances are likely to result in violations of any applicable Laws, except to the extent that such failures to comply or violations would not have a Material Adverse Effect.

(b)  To RAI's knowledge, there is no Environmental
Condition at any property presently or formerly owned or leased by an RAI Company which is reasonably likely to have a Material Adverse Effect.

(c) The RAI Companies have all material consents, permits, franchises, licenses, concessions, registrations, certificates of occupancy, approvals and other authorizations of Governmental Authorities (collectively, the "Governmental Permits") required in connection with the operation of their respective businesses as now being conducted, all of which are in full force and effect, except where the failure to obtain any such Governmental Permit or of any such Governmental Permit to be in full force and effect, would not have a Material Adverse Effect. Each RAI Company has complied, in all material respects, with all of its Governmental Permits, except where the failure to so comply would not have a Material Adverse Effect.

5.13  CONTRACTS AND COMMITMENTS

The RAI Disclosure Schedule describes:

(a) Contracts (excluding letters of intent and agreements in principle) involving any RAI Company in amounts in excess of $100,000.

(b) All employment, consulting, management, severance or agency Contracts providing for annual payments of at least $100,000 (y) with any executive officers or directors of RAI, or (z) allowing the other party to terminate and receive payment based on the execution of this Agreement and consummation of the Transactions.

(c) Any employment agreements with any Person to whom any RAI Company makes annual salary payments in excess of $100,000.

(d)  All Contracts limiting the freedom of any RAI
Company to compete in any line of business, or with any Person, or in any geographic area or market.

Each Contract providing for payments in excess of $100,000 to which any RAI Company is a party (i) is legal, valid, binding and enforceable against RAI or the applicable Subsidiary except as otherwise limited by bankruptcy, insolvency, reorganization and other laws affecting creditors' rights generally, and except that the remedy of specific performance or other equitable relief is available only at the discretion of the court before which enforcement is sought, and (ii) neither RAI nor the applicable Subsidiary, nor to RAI's knowledge, any other party, is in Default under any such Contract, other than in the case of (i) and (ii) above where the failure to be so would not have a Material Adverse Effect.

5.14  EMPLOYEE RELATIONS

No RAI Company is (a) a party to, involved in or, to RAI's knowledge, threatened by, any labor dispute or unfair labor practice charge, or (b) currently negotiating any collective bargaining agreement, and no RAI Company has experienced any work stoppage during the last three years.

5.15  ERISA

(a)  The RAI Disclosure Schedule contains a
complete list of all Benefit Plans sponsored or maintained by any RAI Company or under which any RAI Company may be obligated for its employees, directors or independent contractors ("RAI Benefit Plans"). RAI has delivered or made available to IBUI (i) accurate and complete copies of all RAI Benefit Plan documents and of any summary plan descriptions, summary annual reports and insurance contracts relating thereto, (ii) accurate and complete detailed summaries of all unwritten RAI Benefit Plans, (iii) accurate and complete copies of the most recent financial statements and actuarial reports with respect to all RAI Benefit Plans for which financial statements or actuarial reports are required or have been prepared and (iv) accurate and complete copies of all annual reports for all RAI Benefit Plans (for which annual reports are required) prepared within the last two years.

(b) All RAI Benefit Plans conform in all material respects to, and are being administered and operated in material compliance with, the requirements of ERISA, the Code and all other applicable Laws, including applicable
Laws of foreign jurisdictions. There have not been any "prohibited transactions," as such term is defined in
Section 4975 of the Code or Section 406 of ERISA involving any of the RAI Benefit Plans, that could subject any RAI
Company to any material penalty or tax imposed under the Code or ERISA.

(c) Any RAI Benefit Plan that is intended to be qualified under Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code has been determined by the Internal Revenue Service to be so qualified, and such determination remains in effect and has not been revoked.

Nothing has occurred since the date of any such determination that is reasonably likely to affect adversely such qualification or exemption, or result in the imposition of excise taxes or income taxes on unrelated business income under the Code or ERISA with respect to any RAI Benefit Plan.

(d) No RAI Company has a current or contingent obligation to contribute to any multiemployer plan (as defined in Section 3(37) of ERISA) and (ii) no RAI Company, nor any entity that has been treated as a single employer with any RAI Company under Sections 414(b), (c), (m) or (o) of the Code, has any liability, contingent or otherwise, under Title IV of ERISA or Section 412 of the Code.

(e) There are no pending or, to the knowledge of RAI, threatened claims by or on behalf of any RAI Benefit Plans, or by or on behalf of any individual participants or beneficiaries of any RAI Benefit Plans, alleging any breach of fiduciary duty on the part of any RAI Company or any of the officers, directors or employees of any RAI Company under ERISA or any other applicable Regulations, or claiming benefit payments other than those made in the ordinary operation of such plans, or alleging any violation of any other applicable Laws. To RAI's knowledge, the RAI Benefit Plans are not the subject of any investigation, audit or action by the Internal Revenue Service, the Department of Labor or the Pension Benefit Guaranty Corporation ("PBGC"). Each RAI Company has made all required contributions under the RAI Benefit Plans including the payment of any premiums payable to the PBGC and other insurance premiums.

(f) With respect to any RAI Benefit Plan that is an employee welfare benefit plan (within the meaning of Section 3(1) of ERISA) (an "RAI Welfare Plan"), (i) each RAI Welfare Plan for which contributions are claimed as deductions under any provision of the Code is in material compliance with all applicable requirements pertaining to such deduction, (ii) with respect to any welfare benefit fund (within the meaning of Section 419 of the Code) related to an RAI Welfare Plan, there is no disqualified benefit (within the meaning of Section 4976(b) of the Code) that would result in the imposition of a tax under Section 4976(a) of the Code, and (iii) any RAI Benefit Plan that is a group health plan (within the meaning of Section 4980B(g)(2) of the Code) complies, and in each and every case has complied, with all of the material requirements of
Section 4980B of the Code, ERISA, Title XXII of the Public Health Service Act and the applicable provisions of the Social Security Act.

(g)  The execution of this Agreement and the
performance of the Transactions will not (either alone or in combination with the occurrence of any additional or subsequent events) constitute an event under any RAI Benefit Plan that will or may result in any payment (whether of severance pay or otherwise), acceleration, forgiveness of indebtedness, vesting, distribution, increase in benefits or obligation to fund benefits with respect to any current or former employee, director or consultant of any RAI Company.

5.16  PATENTS, TRADEMARKS, ETC.

To RAI's knowledge, no RAI Company infringes upon or unlawfully or wrongfully uses any Intellectual Property owned or claimed by another Person and no Person infringes on or wrongfully uses any Intellectual Property owned or claimed by RAI, except for those situations that would not have a Material Adverse Effect. To RAI's knowledge, the RAI Companies own or have valid rights to use all Intellectual Property used in the conduct of their business except where the failure to have valid rights to use such Intellectual Property will not have a Material Adverse Effect, free and clear of all Encumbrances, other than Encumbrances which would not have a Material Adverse Effect.

5.17  ABSENCE OF CERTAIN CHANGES

Since the RAI Balance Sheet Date, the RAI Companies have conducted the RAI Business in the ordinary course, as of the date hereof, there has not been:

(a)  any Material Adverse Effect on the RAI
Business or, in the aggregate, Liabilities of the RAI Companies;

(b) any distribution or payment declared or made in respect of RAI's capital stock by way of dividends, purchase or redemption of shares or otherwise;

(c) any increase in the compensation payable or to become payable to any current director or officer of any RAI Company, except for merit and seniority increases for employees made in the ordinary course of business, nor any material change in any existing employment, severance, consulting arrangements or any RAI Benefit Plan;

(d)  any sale, assignment or transfer of any RAI
Assets, or any additions to or transactions involving any RAI Assets, other than those made in the ordinary course of business or those solely involving the RAI Companies;

(e)  other than in the ordinary course of
business, any waiver or release of any material claim or right or cancellation of any material debt held by any RAI Company;

(f) any change in practice with respect to Taxes, or any election, change of any election, or revocation of any election with respect to Taxes, or any settlement or compromise of any dispute involving a Tax liability;

(g) (i) any creation, assumption or maintenance of any long-term debt or any short-term debt for borrowed money other than under existing notes payable, lines of credit or other credit facility or in the ordinary course of business or with respect to its Wholly-Owned Subsidiaries;
(ii) any assumption, granting of guarantees, endorsements or otherwise becoming liable or responsible (whether directly, contingently or otherwise) for the obligations of any other Person except its Wholly-Owned Subsidiaries; or (iii) any loans, advances or capital contributions to, or investments in, any other Person except its Wholly-Owned Subsidiaries;

(h)  any material agreement, commitment or
contract, except agreements, commitments or contracts for the purchase, sale or lease of goods or services in the ordinary course of business;

(i)  other than in the ordinary course of
business, any authorization, recommendation, proposal or announcement of an intention to authorize, recommend or propose, or enter into any Contract with respect to, any (i) plan of liquidation or dissolution, (ii) acquisition of a material amount of assets or securities, (iii) disposition or Encumbrance of a material amount of assets or securities,
(iv) merger or consolidation or (v) material change in its capitalization; or

(j)  any change in accounting or Tax procedure or practice.

5.18  CORPORATE RECORDS

The minute books of each RAI Company contain accurate, complete and current copies of all Charter Documents and of all minutes of meetings, resolutions and other proceedings of its Board of Directors and stockholders.

5.19  FINDER'S FEES

No Person is or will be entitled to any commission, finder's fee or other payment in connection with the Transactions based on arrangements made by or on behalf of RAI.

5.20  REORGANIZATION

No RAI Company has or, as of the Closing Date, will have taken any action or failed to take any action which action or failure would result in the failure of the Merger and Share Exchange to qualify as a reorganization within the meaning of Code Section
368(a). RAI has no knowledge of any fact or circumstance that is reasonably likely to prevent the Merger and Share Exchange from qualifying as a reorganization within the meaning of Code Section 368(a).

5.21  OWNERSHIP OF MERGER SUBSIDIARY; NO PRIOR ACTIVITIES

The Merger Subsidiary is a Wholly-Owned Subsidiary of RAI created solely for the purpose of effecting the Merger and Share Exchange. As of the date hereof and the Effective Date, except for Liabilities incurred in connection with its incorporation or organization and the Transactions and except for this Agreement and the other Transaction Documents, neither RAI or the Merger Subsidiary has, nor will have, directly or indirectly, through any Subsidiary or Affiliate of RAI, any material Liabilities, engaged in any material business activities of any type or kind whatsoever or entered into any agreements or arrangements with any Person.

                               ARTICLE 6

                 REPRESENTATIONS AND WARRANTIES OF IBUI

IBUI hereby represents and warrants to RAI as follows, except as otherwise set forth in the IBUI Disclosure Schedule (items disclosed in one Section of such Schedule shall apply to all other Sections unless specified otherwise):

6.1  CORPORATE

Each IBUI Company is a corporation duly organized, validly existing and in good standing under the Laws under which it was incorporated. Each IBUI Company is qualified to do business as a foreign corporation in any jurisdiction where it is required to be so qualified, except where the failure to so qualify would not have a Material Adverse Effect. The Charter Documents and bylaws of each IBUI Company (all of which have been delivered or made available to RAI) have been duly adopted and are current, correct and complete. Each IBUI Company has all necessary corporate power and authority to own, lease and operate its part of the IBUI Assets and to carry on its part of the IBUI Business as it is now being conducted.

6.2  AUTHORIZATION

Each IBUI Company has the requisite corporate power and authority to execute and deliver the Transaction Documents to which it is a party and to perform the Transactions to be performed by it. Such execution, delivery and performance by each IBUI Company has been duly authorized by all necessary corporate action, other than the approval of this Agreement and consummation of the Merger and Share Exchange, which is subject to the approval of the holders of a majority of the outstanding IBUI Common Stock, and are the only consents or approvals of holders of IBUI capital stock required for the consummation of the Transactions. Each Transaction Document executed and delivered by each IBUI Company as of the date hereof has been duly executed and delivered by such IBUI Company and constitutes a valid and binding obligation of such IBUI Company, enforceable against such IBUI Company in accordance with its terms. Any Transaction Document executed and delivered by each IBUI Company after the date hereof will be duly executed and delivered by such IBUI Company and will constitute a valid and binding obligation of such IBUI Company , enforceable against such IBUI Company in accordance with its terms, except as otherwise limited by bankruptcy, insolvency reorganization and other laws affecting creditors rights generally, and except that the remedy of specified performance or other equitable relief is available only at the discretion of the court before which enforcement is sought.

6.3  VALIDITY OF CONTEMPLATED TRANSACTIONS

Except for compliance with (i) the Securities Act and the Exchange Act and (ii) the filing of the Articles of Merger and Share Exchange with the Secretary of State of the State of Nevada, neither the execution and delivery by each IBUI Company of the respective Transaction Documents to which it is or will be a party, nor the performance of the Transactions to be performed by it, will require any filing, consent or approval under or constitute a Default, or result in a loss of material benefit under, (a) any Law or Court Order to which any IBUI Company is subject, (b) the Charter Documents or bylaws of any IBUI Company,
(c) any other Contracts to which any IBUI Company is a party or by which any of the IBUI Assets may be subject, except for Defaults which would not have a Material Adverse Effect.

6.4  CAPITALIZATION AND STOCK OWNERSHIP

The total authorized capital stock of IBUI consists of 349,000,000 shares of IBUI Common Stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $100.00 per share. Of such authorized capital stock, the only issued and outstanding shares on the date hereof are 267,236,029 shares of IBUI Common Stock and 10,000 shares of preferred stock. There are no existing options, warrants, calls, commitments or other rights of any character (including conversion or preemptive rights) relating to the acquisition of any issued or unissued capital stock or other securities of IBUI. The IBUI Disclosure Schedule sets forth, as of the date hereof, as to each option or warrant, the holder, date of grant, exercise price and number of shares subject thereto. All of the shares of issued and outstanding shares of IBUI Common Stock are validly issued, fully paid and non-assessable.

6.5  [Intentionally Omitted]

6.6  REGISTRATION STATEMENT; CONSENT SOLICITATION STATEMENT; PROSPECTUS

None of the information supplied or to be supplied by or on behalf of any IBUI Company specifically for inclusion in the Registration Statement will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the time of distribution to the IBUI Shareholders, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. None of the information supplied or to be supplied by or on behalf of any IBUI Company specifically for inclusion or incorporation by reference in the Consent Solicitation Statement/Prospectus (as defined in Section
7.1) will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the date it
(or any such amendment or supplement) is mailed to the stockholders of RAI and at the time of the RAI Stockholder
Statement Meeting, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

6.7  IBUI SEC REPORTS; FINANCIAL STATEMENTS

IBUI has filed all required forms, reports, statements, schedules and other documents with the SEC since March 31, 1998, including its (a) Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2000, 1999 and 1998, (b) all proxy statements relating to IBUI's meetings of stockholders (whether annual or special) held since July 1999, and (c) all other reports or registration statements filed by IBUI with the SEC since March 31, 1998 (collectively, the "IBUI SEC Reports"). Each of such IBUI SEC Reports, at the time it was filed, complied in all material respects with all applicable requirements of the Securities Act and the Exchange Act, and with the forms and Regulations of the SEC promulgated thereunder, and did not contain at the time filed any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading. The financial statements, including all related notes and schedules, contained in the IBUI SEC Reports (or incorporated by reference therein) fairly present the consolidated financial position of IBUI as at the respective dates thereof and the consolidated results of operations and cash flows of IBUI for the periods indicated in accordance with GAAP applied on a consistent basis throughout the periods involved (except for changes in accounting principles disclosed in the notes thereto) and subject in the case of interim financial statements to normal year-end adjustments and the absence of notes. For purposes of this Agreement, the balance sheet of IBUI as of June 30, 2000 is referred to as the "IBUI Balance Sheet" and the date thereof is referred to as the "IBUI Balance Sheet Date."

6.8  TAXES

(a) Each IBUI Company (i) has filed (or, in the case of Tax Returns not yet due, will file) with the appropriate governmental agencies all material Tax Returns required to be filed on or before the Effective Date and all such Tax Returns filed were true, correct and complete in all material respects, and (ii) has paid (or, in the case of Taxes not yet due, will pay), all Taxes shown on such Tax Returns.

(b) Each IBUI Company has (i) duly paid or caused to be paid all material Taxes and all Taxes shown on Tax
Returns that are or were due, except to the extent that a sufficient reserve for Taxes has been reflected on the IBUI
Balance Sheet and (ii) provided a sufficient reserve on the IBUI Balance Sheet for the payment of all Taxes not yet due and payable.

(c) No deficiency in respect of any Taxes which has been assessed against any IBUI Company remains unpaid, except for Taxes being contested in good faith, and IBUI has no knowledge of any unassessed Tax deficiencies or of any audits or investigations pending or threatened against IBUI with respect to any Taxes.

(d) No IBUI Company has extended or waived the application of any applicable statute of limitations of any jurisdiction regarding the assessment or collection of any Tax or any Tax Return.

(e) There are no liens for Taxes upon any assets of any IBUI Company except for liens for current Taxes not yet due.

(f) Each IBUI Company has to its knowledge (i) complied with all material provisions of the Code relating to the withholding and payment of Taxes and (ii) has made all deposits required by applicable Law to be made with respect to employees' withholding and other payroll, employment or other withholding or related Taxes.

(g) No IBUI Company is a party to any contract, agreement, plan or arrangement that, individually or in the aggregate, or when taken together with any payment that may be made under this Agreement or any agreements contemplated hereby, could give rise to the payment of any "excess parachute payment" within the meaning of Section 280G of the Code.

(h) No IBUI Company is a party to any agreement relating to the allocating or sharing of the payment of, or liability for, Taxes for any period (or portion thereof).

(i) To IBUI's knowledge, no IBUI Company has ever been a member of an affiliated group of corporations (within the meaning of Section 1504 of the Code).

6.9  TITLE TO ASSETS AND RELATED MATTERS

Each IBUI Company has good and marketable title to its part of the IBUI Assets, free from any Encumbrances except (a) any Encumbrance in favor of IBUI, (b) items described in any notes to the consolidated financial statements of IBUI contained in IBUI's Annual Report on Form 10-KSB included in the IBUI SEC Reports,
(c) minor matters that would not have a Material Adverse Effect,
(d) constitutional and statutory liens arising from the obligation to pay for the provision of materials or services not yet in Default and Taxes not yet due and (e) IBUI Assets transferred among the IBUI Companies.

6.10  REAL PROPERTY

All material real estate leased by any IBUI Company as of the date hereof and used in the operation of the IBUI Business are disclosed in the IBUI Financial Statements. As of the date hereof, none of the IBUI Companies owns any real property.

6.11  SUBSIDIARIES

As of the date hereof none of the IBUI Companies owns, directly or indirectly, any interest or investment (whether equity or debt) in any corporation, partnership, limited liability company, business trust, joint venture or other legal entity. IBUI (or another IBUI Company) owns all of the issued and outstanding shares of capital stock of each IBUI Subsidiary, except that Global GPP Corp. is eighty percent (80%) owned by IBUI. There are no existing options, warrants, calls, commitments or other rights of any character (including conversion or preemptive rights) relating to the acquisition or voting of any issued or unissued capital stock or other securities of any IBUI Subsidiary. All of the shares of capital stock of each IBUI Subsidiary are duly and validly authorized and issued, fully paid and non-assessable.

6.12  LEGAL PROCEEDINGS; COMPLIANCE WITH LAW; GOVERNMENTAL PERMITS

(a) There is no Litigation that is pending or, to IBUI's knowledge, threatened against any IBUI Company that would have a Material Adverse Effect. Each IBUI Company is and has been in compliance with all applicable Laws, including Environmental Laws, except where the failure to be in compliance would not have a Material Adverse Effect.
There has been no Default under any Laws applicable to any IBUI Company, including Environmental Laws, except for any Defaults that would not have a Material Adverse Effect.
There has been no Default with respect to any Court Order applicable to any IBUI Company. No IBUI Company has received any written notice and, to the knowledge of IBUI, no other communication has been received to the effect that it is not in compliance with any applicable Laws, and IBUI has no reason to believe that any presently existing circumstances are likely to result in violations of any applicable Laws, except to the extent that such failures to comply or violations would not have a Material Adverse Effect.

(b)  To IBUI's knowledge, there is no
Environmental Condition at any property presently or formerly owned or leased by an IBUI Company which is reasonably likely to have a Material Adverse Effect.

(c)  The IBUI Companies have all Governmental
Permits required in connection with the operation of their respective businesses as now being conducted, all of which are in full force and effect, except where the failure to obtain any such Governmental Permit or of any such Governmental Permit to be in full force and effect, would not have a Material Adverse Effect. Each IBUI Company has complied, in all material respects, with all of its Governmental Permits, except where the failure to so comply would not have a Material Adverse Effect

6.13  CONTRACTS AND COMMITMENTS

The IBUI Disclosure Schedule describes:

(a) Contracts (excluding letters of intent and agreements in principle) involving IBUI in amounts in excess of $100,000.

(b) All employment, consulting, management, severance or agency Contracts providing for annual payments of at least $100,000 (y) with any executive officers or directors of IBUI, or (z) allowing the other party to terminate and receive payment based on the execution of this Agreement and consummation of the Transactions, and (ii) any employment agreements with any Person to whom IBUI makes annual salary payments in excess of $100,000.

(c) All Contracts limiting the freedom of IBUI to compete in any line of business, or with any Person, or in any geographic area or market.

Each Contract providing for payments in excess of $100,000 to which IBUI is a party (i) is legal, valid, binding and enforceable against IBUI except as otherwise limited by bankruptcy, insolvency, reorganization and other laws affecting creditors' rights generally, and except that the remedy of specific performance or other equitable relief is available only at the discretion of the court before which enforcement is sought, and (ii) IBUI, and to IBUI's knowledge, any other party, is not in Default under any such Contract, other than in the case of (i) and (ii) above where the failure to be so would not have a Material Adverse Effect.

6.14  INITIAL LISTING REQUIREMENT

IBUI exceeds the Initial Listing Requirements for the NASDAQ
Small Cap Market, as defined in the listing requirements for the NASDAQ SmallCap Market, except for the minimum required bid price for its common stock.

6.15  EMPLOYEE RELATIONS

No IBUI Company is (a) a party to, involved in or, to IBUI's knowledge, threatened by, any labor dispute or unfair labor practice charge, or (b) currently negotiating any collective bargaining agreement, and IBUI has not experienced any work stoppage during the last three years.

6.16  ERISA

(a)  The IBUI Disclosure Schedule contains a
complete list of all Benefit Plans sponsored or maintained by any IBUI Company or under which any IBUI Company may be obligated for its employees, directors or independent contractors ("IBUI Benefit Plans"). IBUI has delivered or made available to RAI (i) accurate and complete copies of all IBUI Benefit Plan documents and of any summary plan descriptions, summary annual reports and insurance contracts relating thereto, (ii) accurate and complete detailed summaries of all unwritten IBUI Benefit Plans, (iii) accurate and complete copies of the most recent financial statements and actuarial reports with respect to all IBUI Benefit Plans for which financial statements or actuarial reports are required or have been prepared and (iv) accurate and complete copies of all annual reports for all IBUI Benefit Plans (for which annual reports are required) prepared within the last two years.

(b)  All IBUI Benefit Plans conform in all
material respects to, and are being administered and operated in material compliance with, the requirements of ERISA, the Code and all other applicable Laws, including applicable Laws of foreign jurisdictions. There have not been any "prohibited transactions," as such term is defined in Section 4975 of the Code or Section 406 of ERISA involving any of the IBUI Benefit Plans, that could subject
IBUI to any material penalty or tax imposed under the Code or ERISA.

(c) Any IBUI Benefit Plan that is intended to be qualified under Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code has been determined by the Internal Revenue Service to be so qualified, and such determination remains in effect and has not been revoked.

Nothing has occurred since the date of any such determination that is reasonably likely to affect adversely such qualification or exemption, or result in the imposition of excise taxes or income taxes on unrelated business income under the Code or ERISA with respect to any IBUI Benefit Plan.

(d) (i) No IBUI Company has current or contingent obligation to contribute to any multiemployer plan (as defined in Section 3(37) of ERISA) and (ii) no IBUI Company nor any entity that has been treated as a single employer with any IBUI Company under Sections 414(b), (c), (m) or (o) of the Code, has any liability, contingent or otherwise, under Title IV of ERISA or Section 412 of the Code.

(e) There are no pending or, to the knowledge of IBUI, threatened claims by or on behalf of any IBUI Benefit Plans, or by or on behalf of any individual participants or beneficiaries of any IBUI Benefit Plans, alleging any breach of fiduciary duty on the part of any IBUI Company or any of the officers, directors or employees of any IBUI Company under ERISA or any other applicable Regulations, or claiming benefit payments other than those made in the ordinary operation of such plans, or alleging any violation of any other applicable Laws. To IBUI's knowledge, the IBUI Benefit Plans are not the subject of any investigation, audit or action by the Internal Revenue Service, the Department of Labor or the Pension Benefit Guaranty Corporation ("PBGC"). Each IBUI Company has made all required contributions under the IBUI Benefit Plans including the payment of any premiums payable to the PBGC and other insurance premiums.

(f) With respect to any IBUI Benefit Plan that is an employee welfare benefit plan (within the meaning of Section 3(1) of ERISA) (an "IBUI Welfare Plan"), (i) each IBUI Welfare Plan for which contributions are claimed as deductions under any provision of the Code is in material compliance with all applicable requirements pertaining to such deduction, (ii) with respect to any welfare benefit fund (within the meaning of Section 419 of the Code) related to an IBUI Welfare Plan, there is no disqualified benefit (within the meaning of Section 4976(b) of the Code) that would result in the imposition of a tax under Section 4976(a) of the Code, and (iii) any IBUI Benefit Plan that is a group health plan (within the meaning of Section 4980B(g)(2) of the Code) complies, and in each and every case has complied, with all of the material requirements of
Section 4980B of the Code, ERISA, Title XXII of the Public Health Service Act and the applicable provisions of the Social Security Act.

(g)  The execution of this Agreement and the
performance of the Transactions will not (either alone or in combination with the occurrence of any additional or subsequent events) constitute an event under any IBUI Benefit Plan that will or may result in any payment (whether of severance pay or otherwise), acceleration, forgiveness of indebtedness, vesting, distribution, increase in benefits or obligation to fund benefits with respect to any current or former employee, director or consultant of any IBUI Company.

6.17  PATENTS, TRADEMARKS, ETC.

To IBUI's knowledge, no IBUI Company infringes upon or unlawfully or wrongfully use any Intellectual Property owned or claimed by another Person and no Person infringes on or wrongfully uses any Intellectual Property owned or claimed by any IBUI Company, except for those situations that would not have a Material Adverse Effect. The IBUI Companies own or have valid rights to use all Intellectual Property used in the conduct of their business except where the failure to have valid rights to use such Intellectual Property will not have a Material Adverse Effect, free and clear of all Encumbrances, other than Encumbrances which would not have a Material Adverse Effect.

6.18  ABSENCE OF CERTAIN CHANGES

Since the IBUI Balance Sheet Date, the IBUI Companies have conducted the IBUI Business in the ordinary course, as of the date hereof, there has not been:

(a)  any Material Adverse Effect on the IBUI
Business or, in the aggregate, Liabilities of the IBUI Companies;

(b) any distribution or payment declared or made in respect of IBUI's capital stock by way of dividends, purchase or redemption of shares or otherwise;

(c) any increase in the compensation payable or to become payable to any current director or officer of any IBUI Company, except for merit and seniority increases for employees made in the ordinary course of business, nor any material change in any existing employment, severance, consulting arrangements or any IBUI Benefit Plan;

(d)  any sale, assignment or transfer of any IBUI
Assets, or any additions to or transactions involving any IBUI Assets, other than those made in the ordinary course of business or those solely involving the IBUI Companies;

(e)  other than in the ordinary course of
business, any waiver or release of any material claim or right or cancellation of any material debt held by any IBUI Company;

(f) any change in practice with respect to Taxes, or any election, change of any election, or revocation of any election with respect to Taxes, or any settlement or compromise of any dispute involving a Tax liability;

(g) (i) any creation, assumption or maintenance of any long-term debt or any short-term debt for borrowed money other than under existing notes payable, lines of credit or other credit facility or in the ordinary course of business (ii) any assumption, granting of guarantees, endorsements or otherwise becoming liable or responsible (whether directly, contingently or otherwise) for the obligations of any other Person or (iii) any loans, advances or capital contributions to, or investments in, any other Person except its Wholly-Owned Subsidiaries;

(h)  any material agreement, commitment or
contract, except agreements, commitments or contracts for the purchase, sale or lease of goods or services in the ordinary course of business;

(i)  other than in the ordinary course of
business, any authorization, recommendation, proposal or announcement of an intention to authorize, recommend or propose, or enter into any Contract with respect to, any (i) plan of liquidation or dissolution, (ii) acquisition of a material amount of assets or securities, (iii) disposition or Encumbrance of a material amount of assets or securities,
(iv) merger or consolidation or (v) material change in its capitalization; or

(j)  any change in accounting or Tax procedure or practice.

6.19  CORPORATE RECORDS

The minute books of each IBUI Company contain accurate, complete and current copies of all Charter Documents and of all minutes of meetings, resolutions and other proceedings of its Board of Directors and stockholders.

6.20  FINDER'S FEES

No Person is or will be entitled to any commission, finder's fee or other payment in connection with the Transactions based on arrangements made by or on behalf of IBUI.

6.21  REORGANIZATION

No IBUI Company has not or, as of the Closing Date, will have not taken any action or failed to take any action which action or failure would result in the failure of the Merger and Share Exchange to qualify as a reorganization within the meaning of Code Section 368(a). IBUI has no knowledge of any fact or circumstance that is reasonably likely to prevent the Merger and Share Exchange from qualifying as a reorganization within the meaning of Code Section 368(a).

                            ARTICLE 7

         REGISTRATION STATEMENT AND CONSENT SOLICITATION STATEMENT

7.1  REGISTRATION STATEMENT AND CONSENT SOLICITATION STATEMENT

In connection with the subject Merger and Share Exchange and the solicitation of stockholder consents thereto and pursuant to Rule 145, RAI shall file a Registration Statement on Form S-4 (the "Registration Statement"), with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Act of 1933, as amended (the "Securities Act"), the Registration Statement to include as Part I thereof the prospectus and consent solicitation statement to be transmitted to the IBUI Stockholders (such prospectus and consent solicitation statement, as from time to time amended and/or supplemented, hereinafter referred to as the "Consent Solicitation Statement/Prospectus") (a) with respect to the solicitation of consents from the IBUI Stockholders to the subject merger and share exchange pursuant to Section 92A.120 of the Nevada Law and Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (b) with respect to the distribution of the shares of RAI Common Stock to the IBUI Stockholders in exchange for their shares of the IBUI Common Stock pursuant to the terms of this Agreement, the subject Merger and Share Exchange, the Securities Act and the rules and regulations promulgated thereunder. In connection with the preparation, utilization and/or distribution of the Consent Solicitation Statement/Prospectus to be issued and distributed to the IBUI Stockholders in connection with the Merger and Share Exchange and the preparation and utilization of the Registration Statement of which the Consent Solicitation Statement/Prospectus constitutes Part I thereof, the parties shall follow the procedures as provided in this Section 7.

(a) The parties hereto shall cooperate in the preparation thereof consistent with the applicable requirements of Nevada Law, the Securities Act and the Exchange Act and the rules and regulations promulgated under the Securities Act and the Exchange Act by the SEC; and, without limiting the generality of the foregoing, each of RAI and IBUI shall promptly supply to the other any and all information and material (relating to itself and/or the subject transaction) as may be requested or required in connection with the preparation and filing of the Registration Statement, including, without limitation, all information concerning their respective officers, directors and principal stockholders that is reasonably requested for inclusion in the Consent Solicitation Statement/Prospectus; and each shall take and perform such other and further acts and actions as shall be necessary or appropriate to cause the prompt preparation, completion, filing, review, finalization and clearance of the Registration Statement.

(b) Subject to the Registration Statement being declared effective by the SEC, the Consent Solicitation Statement/Prospectus, and any other communication required by the Exchange Act or the rules and regulations promulgated thereunder or reasonably requested by RAI, shall be mailed by IBUI or its transfer agent to the IBUI Stockholders as soon after such effective date as is reasonably possible. Subsequent thereto, IBUI shall transmit to the IBUI Stockholders such amended and/or supplemental consent solicitation materials as may be necessary, in light of subsequent developments or otherwise, to render the Consent Solicitation Statement/Prospectus, as so amended or supplemented, not false or misleading with respect to any material fact and so as not to omit to state any information necessary to make the statements made, within the context made, not misleading. Prior to the Effective Date (or earlier termination of this Agreement) neither party hereto shall distribute any material (other than the Consent Solicitation Statement/Prospectus as herein provided) which might constitute, or be deemed to constitute, a "prospectus" relating to the Merger and Share Exchange within the meaning of the Securities Act without the prior written consent of all of the parties hereto in each instance.

(c) IBUI hereby authorizes the utilization by RAI in the Registration Statement, or in any filing with a state securities administrator, of all information concerning IBUI either provided to RAI by IBUI in connection with or contained in the Consent Solicitation Statement/Prospectus and/or contained in any filings heretofore made by IBUI pursuant to the Securities Act and/or the Exchange Act.
IBUI shall promptly advise RAI if at any time any of such information or material is or becomes incorrect, inaccurate or incomplete in any material respect and, in connection therewith, IBUI shall provide RAI with such information and material as shall be needed to correct any such inaccuracy or omission. RAI shall promptly advise IBUI if at any time any of the information or material contained in the Registration Statement and supplied by RAI is or becomes incorrect, inaccurate or incomplete in any material respect. RAI shall cause the preparation, review, clearance, approval and distribution of such amended or supplemented material as shall be necessary to correct or eliminate any such inaccuracies and/or omissions as provided in this Section 12.

(d) Each of RAI and IBUI covenants and warrants to the other that any and all information and/or material supplied by it to the other and/or in connection with the Registration Statement and/or the within transactions (i) will, at the time made and at each Relevant Date (as hereinafter defined), be true and correct in all material respects; (ii) will comply in all material respects with the requirements of the Securities Act and the Exchange Act and the rules and regulations promulgated thereunder by the SEC; and (iii) will not contain any statement which, at the time, and at each Relevant Date and in light of the circumstances under which it is made, is false or misleading with respect to any material fact, or which omits to state any material fact necessary in order to make the statements therein made not false or misleading. For the purposes of this Agreement, the term "Relevant Date" shall be and mean each of (x) the effective date of the Registration Statement, (y) the mailing date of the Consent Solicitation Statement/Prospectus and (z) the Effective Date. Each of
RAI and IBUI specifically agrees to indemnify and hold harmless the other (and their respective officers, directors, employees, agents and representatives) from and against any and all costs, expenses, losses, demands, claims and liabilities of every kind, nature and description (including reasonable attorneys' fees) arising out of, or relating to any breach or anticipatory breach by it of its duties and obligations pursuant to this Section 12(d) hereof.

7.2  REGISTRATION EXPENSES

(a)  All fees and expenses incident to the
performance of or compliance with this Agreement by RAI shall be borne by RAI whether or not the Registration Statement is filed or becomes effective and whether or not any Registrable Securities are sold pursuant to the Registration Statement. The fees and expenses referred to in the foregoing sentence shall include, without limitation,
(i) all registration and filing fees (including, without limitation, fees and expenses (A) with respect to filings required to be made with the Nasdaq Stock Market and (B) in compliance with state securities or Blue Sky laws (ii) printing expenses (including, without limitation, expenses of printing certificates for Registrable Securities and of printing prospectuses if the printing of prospectuses is requested by the Majority Holders) (iii) messenger, telephone and delivery expenses, (iv) fees and disbursements of counsel for RAI and, (v) fees and disbursements of all independent certified public accountants, (vi) Securities Act liability insurance, if RAI so desires such insurance, and (vii) fees and expenses of all other Persons retained by RAI in connection with the consummation of the transactions contemplated by this Article VII. In addition, RAI shall be responsible for all of its internal expenses incurred in connection with the consummation of the transactions contemplated by this Agreement (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), the expense of any annual audit and, the fees and expenses incurred in connection with the listing of the Registrable Securities on any securities exchange or market on which similar securities issued by RAI are then listed.

(b) Notwithstanding anything to the contrary herein, IBUI shall be responsible for the cost of the fees and expenses of its attorneys and accountants.

7.3  INDEMNIFICATION

(a) RAI shall, notwithstanding termination of this Agreement and without limitation as to time, indemnify and hold harmless IBUI and each of its officers and directors and employees, each Person who controls IBUI
(within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act) and the officers, directors, agents and employees of each such controlling Person, to the fullest extent permitted by applicable law, from and against any and all losses, claims, damages, liabilities, costs (including, without limitation, costs of preparation and attorneys' and expert fees) and expenses (collectively, "Losses"), as incurred, arising out of or relating to any breach of any warranty or representation contained herein, any untrue or alleged untrue statement of a material fact contained in the Registration Statement or the Consent Solicitation Statement/Prospectus or arising out of or relating to any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein (in the case of any Prospectus or form of prospectus or supplement thereto, in light of the circumstances under which they were made) not misleading, except solely to the extent that (i) such untrue statements or omissions are based solely upon information regarding
IBUI furnished in writing to RAI by or on behalf of IBUI expressly for use therein, which information was relied on by RAI for use therein or (ii) such information relates to IBUI or IBUI's proposed method of distribution of Registrable Securities and was furnished in writing to RAI by or on behalf of IBUI expressly for use therein. RAI shall notify the IBUI promptly of the institution, threat or assertion of any Proceeding of which RAI is aware in connection with the transactions contemplated by this Agreement.

(b)  In connection with the Registration
Statement, IBUI shall furnish to RAI in writing such information as RAI reasonably requests for use in connection with the Registration Statement or any Prospectus and agrees to indemnify and hold harmless RAI, their directors, officers, agents and employees, each Person who controls RAI (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act), and the directors, officers, agents or employees of such controlling Persons, to the fullest extent permitted by applicable law, from and against all Losses (as determined by a court of competent jurisdiction in a final judgment not subject to appeal or review) arising solely out of or based solely upon any untrue statement of a material fact contained in the information provided to RAI as provided for hereinabove, and only to the extent, that (i) such untrue statement or omission is contained in any information furnished in writing by IBUI to RAI specifically for inclusion in the Registration Statement or such Prospectus and such information was relied upon by RAI for use in the Registration Statement, such Prospectus or such form of prospectus or (ii) such information relates to IBUI or IBUI's proposed method of distribution of Registrable Securities and was furnished in writing by or on behalf of IBUI to RAI specifically for inclusion in the Registration Statement or such Prospectus and such information was relied upon by RAI for use in the Registration Statement, such Prospectus or such form of prospectus.

(c)  If any Proceeding shall be brought or
asserted against any Person entitled to indemnity hereunder
(a "Registration Indemnified Party"), such Registration
Indemnified Party promptly shall notify the Person from whom indemnity is sought (the "Registration Indemnifying Party") in writing, and the Registration Indemnifying Party shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the Registration
Indemnified Party and the payment of all fees and expenses incurred in connection with defense thereof; provided, that the failure of any Registration Indemnified Party to give such notice shall not relieve the Registration Indemnifying
Party of its obligations or liabilities pursuant to this
Article VII, except (and only) to the extent that it shall be finally determined by a court of competent jurisdiction
(which determination is not subject to appeal or further review) that such failure shall have proximately and materially adversely prejudiced the Registration Indemnifying Party.

A Registration Indemnified Party shall have the right to employ separate counsel in any such Proceeding and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such Registration Indemnified Party or Parties unless: (1) the
Registration Indemnifying Party has agreed to pay such fees and expenses; or (2) the Registration Indemnifying Party shall have failed promptly to assume the defense of such Proceeding and to employ counsel reasonably satisfactory to such Registration Indemnified Party in any such Proceeding;
or (3) the named parties to any such Proceeding (including any impleaded parties) include both such Registration
Indemnified Party and the Registration Indemnifying Party, and such Registration Indemnified Party shall have been advised by counsel that a conflict of interest is likely to exist if the same counsel were to represent such Registration Indemnified Party and the Registration
Indemnifying Party (in which case, if such Registration
Indemnified Party notifies the Registration Indemnifying
Party in writing that it elects to employ separate counsel at the expense of the Registration Indemnifying Party, the Registration Indemnifying Party shall not have the right to assume the defense thereof and such counsel shall be at the expense of the Registration Indemnifying Party). The
Registration Indemnifying Party shall not be liable for any settlement of any such Proceeding effected without its written consent, which consent shall not be unreasonably withheld. No Registration Indemnifying Party shall, without the prior written consent of the Registration Indemnified
Party, effect any settlement of any pending Proceeding in respect of which any Registration Indemnified Party is a party, unless such settlement includes an unconditional release of such Registration Indemnified Party from all liability on claims that are the subject matter of such Proceeding.

All fees and expenses of the Registration Indemnified Party to which the Registration Indemnified Party is entitled hereunder (including reasonable fees and expenses to the extent incurred in connection with investigating or preparing to defend such Proceeding in a manner not inconsistent with this Section) shall be paid to the Registration Indemnified Party, as incurred, within ten (10) Business Days of written notice thereof to the Registration Indemnifying Party.

(d)  If a claim for indemnification under Section
7.3(a) or 7.3(b) is unavailable to a Registration Indemnified Party or is insufficient to hold such Registration Indemnified Party harmless for any Losses in respect of which this would apply by its terms (other than by reason of exceptions provided in this Section 7.3(d), then each Registration Indemnifying Party, in lieu of indemnifying such Registration Indemnified Party, shall contribute to the amount paid or payable by such Registration Indemnified Party as a result of such Losses,
(i) in such proportion as is appropriate to reflect the relative benefits received by the Registration Indemnifying Party on the one hand and the Registration Indemnified Party on the other from the distribution of the Registrable Securities or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Registration Indemnifying Party and Registration Indemnified Party in connection with the actions, statements or omissions that resulted in such Losses as well as any other relevant equitable considerations. The relative fault of such Registration Indemnifying Party and Registration Indemnified Party shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission of a material fact, has been taken or made by, or relates to information supplied by, such Registration Indemnifying Party or Registration Indemnified Party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action, statement or omission. The amount paid or payable by a party as a result of any Losses shall be deemed to include, subject to the limitations set forth in Section 7.3(c), any attorneys' or other fees or expenses incurred by such party in connection with any Proceeding to the extent such party would have been indemnified for such fees or expenses if the indemnification provided for in this Section was available to such party.

The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 7.3(d) were determined by pro rata allocation or by any other method of allocation that does not take into account the equitable considerations referred to in the immediately preceding paragraph. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

(e) No Holder shall be required to contribute, in the aggregate, any amount in excess of the amount by which the proceeds actually received by such Holder from the sale of the Registrable Securities subject to the Proceeding exceeds the amount of any damages that any person has otherwise been required to pay by reason of such Holder's untrue or alleged untrue statement or omission or alleged omission.

(f) The indemnity and contribution agreements contained in this Section are in addition to any liability that the Indemnifying Parties may have to the Indemnified Parties.

7.4  RULE 144

RAI shall file the reports required to be filed by it under the Securities Act and the Exchange Act in a timely manner and, if at any time RAI is not required to file such reports, they will, upon the request of any Holder, make publicly available other information so long as necessary to permit sales of its securities pursuant to Rule 144. RAI further covenants that it will take such further action as any Holder may reasonably request, all to the extent required from time to time to enable such Holder to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by Rule 144. Upon the request of any Holder, RAI shall deliver to such Holder a written certification of a duly authorized officer as to whether it has complied with such requirements.

                               ARTICLE 8

                        COVENANTS OF THE PARTIES

8.1  PROXY STATEMENT

RAI and IBUI will each prepare and file with the SEC as soon as reasonably practicable after the date hereof a proxy statement to be filed under the Exchange Act by such Party and to be distributed by such Party in connection with such Party's Stockholder Meeting (each, a "Proxy Statement, and together, the "Proxy Statements"). Each Party shall allow the other Party the opportunity to review and comment on the Proxy Statement prior to filing with the SEC. Each Party will furnish to the other Party all information concerning itself and its Subsidiaries as the other Party or its counsel may reasonably request and that is required or customary for inclusion in the such Proxy Statement. Notwithstanding anything to the contrary contained in this Agreement, IBUI shall bear all expenses incurred by RAI in the preparation, filing and distribution of the Proxy Statement.

8.2  NO SOLICITATION

(a) From and after the date hereof, RAI, without the prior written consent of IBUI, will not, and will not authorize or permit any of its Subsidiaries or its Party Representatives to, directly or indirectly, solicit, initiate or encourage (including by way of furnishing information) or take any other action to facilitate knowingly any inquiries or the making of any proposal which constitutes or may reasonably be expected to lead to an Acquisition Proposal (as defined below) from any Person, or engage in any discussion or negotiations relating thereto or accept any Acquisition Proposal; provided, however, that notwithstanding any other provision hereof, RAI may at any time prior to the time RAI's stockholders shall have voted to approve this Agreement, engage in discussions or negotiations with a third party who (without any solicitation, initiation, encouragement, discussion or negotiation, directly or indirectly, by or with any RAI Company or its Party Representatives after the date hereof) seeks to initiate such discussions or negotiations and may furnish such third party information concerning RAI and its Business and Assets if, and only to the extent that, (i)(x) the third party has first made an Acquisition Proposal that is (as determined in good faith by the RAI Board of Directors after consultation with its legal and financial advisor) financially superior to the Transactions and has demonstrated that the funds necessary for the Acquisition Proposal are reasonably likely to be available and the Acquisition Proposal is reasonably capable of consummation in accordance with its terms (as determined in good faith in each case by RAI's Board of Directors after consultation with its legal and financial advisors) and (y) RAI's Board of Directors shall conclude in good faith, after considering applicable provisions of applicable Law, on the basis of advice of its counsel, that such action is necessary for the Board of Directors to act in a manner consistent with its fiduciary duties under applicable Law and (ii) prior to furnishing such information to or entering into discussions or negotiations with such Person, RAI (x) provides prompt notice to IBUI to the effect that it is furnishing information to or entering into discussions or negotiations with such Person and (y) receives from such Person an executed confidentiality agreement in reasonably customary form. RAI shall immediately cease and terminate any existing solicitation, initiation, encouragement, activity, discussion or negotiation with any Persons conducted heretofore by RAI or its Party Representatives with respect to the foregoing. RAI shall not release any third party from, or waive any provision of, any standstill agreement to which it is a party or any confidentiality agreement between it and another Person who has made an Acquisition Proposal, unless such Person has made an Acquisition Proposal meeting the criteria set forth in clause (a)(i)(x) above and RAI's Board of Directors shall conclude in good faith, after considering applicable provisions of applicable Law, on the basis of advice of its counsel, that such action is necessary for the Board of Directors to act in a manner consistent with its fiduciary duties under applicable Law. RAI shall immediately notify IBUI orally (with a prompt written confirmation) of any such inquiries, offers or proposals (including the terms and conditions of any such proposal and the identity of the Person making it and shall provide copies of any such written inquiries, offers or proposals), shall keep IBUI informed of the status and details of any such inquiry, offer or proposal (and agrees that any material modification of the terms of an inquiry or proposal shall constitute a new inquiry or proposal), and shall give IBUI two (2) business days' advance notice of any agreement to be entered into with, or any information to be supplied to, any Person making such inquiry, offer or proposal (no such agreement, other than a confidentiality agreement as set forth in this Section, to be executed or agreed prior to the termination of this Agreement in accordance with its terms). As used herein, "Acquisition Proposal" shall mean a bona fide proposal or offer (other than by IBUI) for a tender or exchange offer, merger, consolidation or other business combination involving RAI or any Subsidiary thereof, of any proposal to acquire in any manner a substantial equity interest in, or a substantial amount of the assets of, RAI or any such Subsidiary.

(b) From and after the date hereof, IBUI, without the prior written consent of RAI, will not, and will not authorize or permit any of its Subsidiaries or its Party Representatives to, directly or indirectly, solicit, initiate or encourage (including by way of furnishing information) or take any other action to facilitate knowingly any inquiries or the making of any proposal which constitutes or may reasonably be expected to lead to an Acquisition Proposal (as defined above) from any Person, or engage in any discussion or negotiations relating thereto or accept any Acquisition Proposal; provided, however, that notwithstanding any other provision hereof, IBUI may at any time prior to the time the Shareholders shall have voted to approve this Agreement, engage in discussions or negotiations with a third party who (without any solicitation, initiation, encouragement, discussion or negotiation, directly or indirectly, by or with IBUI or its Party Representatives after the date hereof) seeks to initiate such discussions or negotiations and may furnish such third party information concerning IBUI and its Business and Assets if, and only to the extent that, (i)(x) the third party has first made an Acquisition Proposal that is (as determined in good faith by the IBUI Board of Directors after consultation with its legal and financial advisor) financially superior to the Transactions and has demonstrated that the funds necessary for the Acquisition Proposal are reasonably likely to be available and the Acquisition Proposal is reasonably capable of consummation in accordance with its terms (as determined in good faith in each case by IBUI's Board of Directors after consultation with its legal and financial advisors) and (y) IBUI's Board of Directors shall conclude in good faith, after considering applicable provisions of applicable Law, on the basis of advice of its counsel, that such action is necessary for the Board of Directors to act in a manner consistent with its fiduciary duties under applicable Law and (ii) prior to furnishing such information to or entering into discussions or negotiations with such Person, IBUI (x) provides prompt notice to RAI to the effect that it is furnishing information to or entering into discussions or negotiations with such Person and (y) receives from such Person an executed confidentiality agreement in reasonably customary form. IBUI shall immediately cease and terminate any existing solicitation, initiation, encouragement, activity, discussion or negotiation with any Persons conducted heretofore by IBUI or its Party Representatives with respect to the foregoing. IBUI shall not release any third party from, or waive any provision of, any standstill agreement to which it is a party or any confidentiality agreement between it and another Person who has made an Acquisition Proposal, unless such Person has made an Acquisition Proposal meeting the criteria set forth in clause (a)(i)(x) above and IBUI's Board of Directors shall conclude in good faith, after considering applicable provisions of applicable Law, on the basis of advice of its counsel, that such action is necessary for the Board of Directors to act in a manner consistent with its fiduciary duties under applicable Law. IBUI shall immediately notify RAI orally (with a prompt written confirmation) of any such inquiries, offers or proposals (including the terms and conditions of any such proposal and the identity of the Person making it and shall provide copies of any such written inquiries, offers or proposals), shall keep RAI informed of the status and details of any such inquiry, offer or proposal (and agrees that any material modification of the terms of an inquiry or proposal shall constitute a new inquiry or proposal) , and shall give RAI two (2) business days' advance notice of any agreement to be entered into with, or any information to be supplied to, any Person making such inquiry, offer or proposal (no such agreement, other than a confidentiality agreement as set forth in this Section, to be executed or agreed prior to the termination of this Agreement in accordance with its terms).

8.3  NOTIFICATION OF CERTAIN MATTERS

Each of RAI and IBUI shall give prompt notice to each other of the following:

(a) the occurrence or nonoccurrence of any event whose occurrence or nonoccurrence would be likely to cause either (i) any representation or warranty contained in this Agreement to be untrue or inaccurate in any material respect at any time from the date hereof to the Effective Date, or
(ii) directly or indirectly, any Material Adverse Effect;

(b) any material failure of such Party, or any officer, director, employee or agent of any thereof, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; and

(c) any facts relating to such Party which would make it necessary or advisable to amend the Proxy Statement in order to make the statements therein not misleading or to comply with applicable Law; provided, however, that the delivery of any notice pursuant to this Section 8.3 shall not limit or otherwise affect the remedies available hereunder to the Party receiving such notice.

8.4  ACCESS TO INFORMATION

(a) From the date hereof to the Effective Date, RAI and IBUI shall, and shall cause its respective Subsidiaries, and its officers, directors, employees, auditors, counsel and agents to afford the officers, employees, auditors, counsel, financial advisors and agents of the other Party complete access at all reasonable times to such Party's and its Subsidiaries' officers, employees, auditors, counsel, agents, properties, offices and other facilities and to all of their respective books and records, and shall furnish the other with all financial, operating and other data and information as such other Party may reasonably request.

(b)  All information so received from the other
Party shall be deemed received pursuant to the confidentiality agreement provisions in the Letter of Intent dated May 10, 2001 heretofore executed and delivered by IBUI and RAI (the "Confidentiality Agreement"), and each such Party shall, and shall cause its Subsidiaries and each of its and their respective officers, directors, employees, auditors, counsel, financial advisors and agents ("Party Representatives"), to comply with the provisions of the Confidentiality Agreement with respect to such information. The provisions of the Confidentiality Agreement are hereby incorporated herein by reference with the same effect as if fully set forth herein.

8.5  PUBLIC ANNOUNCEMENTS

RAI and IBUI (a) shall use all reasonable efforts to develop a joint communications plan and each Party shall use all reasonable efforts to ensure that all press releases and other public statements with respect to the Transactions shall be consistent with such joint communications plan or, to the extent inconsistent therewith, shall have received the prior written approval of the other and (b) before issuing any press release or otherwise making any public statements with respect to the Transactions, will consult with each other as to its form and substance and shall not issue any such press release or make any such public statement prior to such consultation, except for each of (a) and (b) above as may be required by Law (it being agreed that the Parties hereto are entitled to disclose all requisite information concerning the Transactions in any filings required with the SEC) or the rules and regulations of the Nasdaq Stock Market, Inc.

8.6  COOPERATION

Upon the terms and subject to the conditions hereof, each of the Parties shall use its commercially reasonable efforts to take or cause to be taken all actions and to do or cause to be done all things necessary, proper or advisable to consummate as promptly as practicable the Transactions and shall use its commercially reasonable efforts to obtain all RAI Required Consents and IBUI Required Consents, and to effect all necessary filings under the Securities Act and the Exchange Act. Without limiting the generality of the foregoing, each Party shall use all commercially reasonable efforts to take, or cause to be taken, all other actions and to do, or cause to be done, all other things necessary, proper or advisable to fulfill the conditions herein to the extent that the fulfillment thereof is within a Party's control.

8.7  REORGANIZATION

From and after the date hereof and until the Effective Date, neither RAI or IBUI, nor any of their respective Subsidiaries shall knowingly take any action, or knowingly fail to take any action, that would jeopardize qualification of the Merger and Share Exchange as a reorganization within the meaning of Section 368(a) of the Code. Notwithstanding that there is no guaranty of qualification, the Parties agree that the Merger and Share Exchange is intended to be a tax-free reorganization under
Section 368 of the Code, and this Agreement is intended to be a "plan of reorganization" within the meaning of the regulations promulgated under such section of the Code.

                              ARTICLE 9

                           COVENANTS OF RAI

9.1  OPERATION OF THE BUSINESS

Except as contemplated by this Agreement or as expressly agreed to in writing by IBUI, during the period from the date of this Agreement to the Effective Date, RAI and its Subsidiaries will conduct their operations only in the ordinary course of business consistent with sound financial, operational and regulatory practice, and will take no action which would materially adversely affect their ability to consummate the Transactions. Without limiting the generality of the foregoing, except as otherwise expressly provided in this Agreement or except as disclosed in the RAI Disclosure Schedule, prior to the Effective Date, neither RAI nor any of its Subsidiaries will, without the prior written consent of IBUI:

(a) amend its Charter Documents or bylaws (or similar organizational documents);

(b) authorize for issuance, issue, sell, deliver, grant any options for, or otherwise agree or commit to issue, sell or deliver any shares of its capital stock or any other securities, other than pursuant to and in accordance with the terms of any existing RAI options or warrants listed on the RAI Disclosure Schedule;

(c) recapitalize, split, combine or reclassify any shares of its capital stock; declare, set aside or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of its capital stock; or purchase, redeem or otherwise acquire any of its or its Subsidiaries' securities or modify any of the terms of any such securities, except for the Reverse Stock
Split as defined in Section 9.8 hereof.

(d) (i) create, incur, assume or permit to exist any long-term debt or any short-term debt for borrowed money other than under existing notes payable, lines of credit or other credit facilities or in the ordinary course of business, or with respect to its Wholly-Owned Subsidiaries in the ordinary course of business, or with respect to its Wholly-Owned Subsidiaries; (ii) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other Person except its Wholly-Owned Subsidiaries in the ordinary course of business or as otherwise may be contractually required and disclosed in the RAI Disclosure Schedule; or
(iii) make any loans, advances or capital contributions to, or investments in, any other Person except its Wholly-Owned Subsidiaries;

(e) (i) amend any RAI Benefit Plan or (ii) except in the ordinary course of business consistent with usual practice or established policy (a) increase in any manner the rate of compensation of any of its directors, officers or other employees everywhere, except for increases in the ordinary course of business; (b) pay or agree to pay any bonus, pension, retirement allowance, severance or other employee benefit except as required under currently existing
RAI Benefit Plans disclosed in the RAI Disclosure Schedule or in the ordinary course of business; or (c) amend, terminate or enter into any employment, consulting, severance, change in control or similar agreements or arrangements with any of its directors, officers or other employees;

(f) enter into any material agreement, commitment or contract, except agreements, commitments or contracts for the purchase, sale or lease of goods or services in the ordinary course of business;

(g)  other than in the ordinary course of
business, authorize, recommend, propose or announce an intention to authorize, recommend or propose, or enter into any Contract with respect to, any (i) plan of liquidation or dissolution, (ii) acquisition of a material amount of assets or securities, (iii) disposition or Encumbrance of a material amount of assets or securities, (iv) merger or consolidation or (v) material change in its capitalization;

(h)  change any material accounting or Tax procedure or practice;

(i)  take any action the taking of which, or
knowingly omit to take any action the omission of which, would cause any of the representations and warranties herein to fail to be true and correct in all material respects as of the date of such action or omission as though made at and as of the date of such action or omission;

(j) compromise, settle or otherwise modify any material claim or litigation not identified in the RAI
Disclosure Schedule; or

(k)  commit or agree to do any of the foregoing.

9.2  RAI STOCKHOLDER MEETING

RAI shall cause a meeting of its stockholders (the "RAI
Stockholder Meeting") to be duly called and held as soon as reasonably practicable for the purpose of voting on the adoption of this Agreement and the Merger and Share Exchange as required by the DGCL and the Nasdaq Stock Market. Subject to their fiduciary duties, the directors of RAI shall recommend such adoption of this Agreement and the Merger and Share Exchange by RAI's stockholders and the other matters to be voted upon. In connection with such meeting, RAI (a) will mail to its stockholders as promptly as practicable the Proxy Statement and all other proxy materials for such meeting, (b) will use all reasonable efforts to obtain the necessary approvals by its stockholders of this Agreement and the Transactions, and (c) will otherwise comply with all legal requirements applicable to such meeting.

9.3  MAINTENANCE OF THE ASSETS

RAI shall, and shall cause each other RAI Company to, use its reasonable best efforts to continue to maintain and service the RAI Assets consistent with past practice. RAI shall not, and shall cause each other RAI Company not to, directly or indirectly, sell or encumber all or any part of the RAI Assets, other than sales in the ordinary course of business or sales to or Encumbrances in favor of any other RAI Company, or initiate or participate in any discussions or negotiations or enter into any agreement to do any of the foregoing.

9.4  EMPLOYEES AND BUSINESS RELATIONS

RAI shall, and shall cause each other RAI Company to, use commercially reasonable efforts to keep available the services of its current employees and agents and to maintain its relations and goodwill with its suppliers, customers, distributors and any others having business relations with it.

9.5  CERTAIN TAX MATTERS

From the date hereof until the Effective Date, (a) RAI and each of its Subsidiaries will prepare and file, in the manner required by applicable Law, all Tax Returns (the "Post-Signing Returns") required to be filed under applicable Law; (b) RAI and each of its Subsidiaries will timely pay all Taxes shown as due and payable on such Post-Signing Returns that are so filed; (c) RAI and each of its Subsidiaries will make provision for all Taxes payable by RAI and/or any such Subsidiary under applicable Law for which no Post-Signing Return is due prior to the Effective Date; and (d) RAI will promptly notify IBUI in writing of any action, suit, proceeding, claim or audit pending against or with respect to RAI or any of its Subsidiaries in respect of any Tax that is not disclosed on the RAI Disclosure Schedule.

9.6  MAINTENANCE OF LISTING

RAI will use its best efforts to maintain the listing of Merged Company Common Stock on the Nasdaq Small Cap Market and to keep current its filings with the SEC as required under Section 13 of the Exchange Act. RAI shall immediately notify IBUI of, and provide IBUI a copy of, any notice or correspondence from the Nasdaq Stock Market Inc.

9.7  STATE ANTI-TAKEOVER LAW

If any "business combination," "moratorium," "control share,"
"fair price," "interested shareholder," "affiliated transaction" or other anti-takeover statute or regulation under the DGCL or Nevada Law (i) prohibits or restricts RAI's ability to perform its obligations under this Agreement or any party's ability to consummate the Merger and Share Exchange or the other transactions contemplated hereby or thereby, or (ii) would have the effect of invalidating or voiding this Agreement or any provision hereof, then RAI shall use its best efforts to obtain any necessary consents or approvals so that the foregoing shall not apply.

9.8  REVERSE STOCK SPLIT

Prior to the Closing Date, RAI shall have conducted a reverse split of its Common Stock on a 1:6 basis (the "Reverse Stock Split").

                              ARTICLE 10

                           COVENANTS OF IBUI

10.1  OPERATION OF THE BUSINESS

Except as contemplated by this Agreement or as expressly agreed to in writing by RAI, during the period from the date of this Agreement to the Effective Date, IBUI and its subsidiaries will conduct its operations only in the ordinary course of business consistent with sound financial, operational and regulatory practice, and will take no action which would materially adversely affect its ability to consummate the Transactions. Without limiting the generality of the foregoing, except as otherwise expressly provided in this Agreement or except as disclosed in the IBUI Disclosure Schedule, prior to the Effective Date, IBUI will not, without the prior written consent of RAI:

(a) amend its Charter Documents or bylaws (or similar organizational documents);

(b) authorize for issuance, issue, sell, deliver, grant any options for, or otherwise agree or commit to issue, sell or deliver any shares of its capital stock or any other securities, other than pursuant to and in accordance with the terms of any Existing Options or IBUI
Warrants listed on the IBUI Disclosure Schedule;

(c) recapitalize, split, combine or reclassify any shares of its capital stock; declare, set aside or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of its capital stock; or purchase, redeem or otherwise acquire any of its securities or modify any of the terms of any such securities;

(d) (i) create, incur, assume or permit to exist any long-term debt or any short-term debt for borrowed money other than under existing notes payable, lines of credit or other credit facilities or in the ordinary course of business, or with respect to its Wholly-Owned Subsidiaries ;
(ii) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other Person except its Wholly-
Owned Subsidiaries in the ordinary course of business or as otherwise may be contractually required and disclosed in the IBUI Disclosure Schedule; or (iii) make any loans, advances or capital contributions to, or investments in, any other Person;

(e)  (i) amend any IBUI Benefit Plan or (ii)
except in the ordinary course of business consistent with usual practice or established policy (a) increase in any manner the rate of compensation of any of its directors, officers or other employees everywhere, except for increases in the ordinary course of business; (b) pay or agree to pay any bonus, pension, retirement allowance, severance or other employee benefit except as required under currently existing
IBUI Benefit Plans disclosed in the IBUI Disclosure Schedule or in the ordinary course of business; or (c) amend, terminate or enter into any employment, consulting, severance, change in control or similar agreements or arrangements with any of its directors, officers or other employees;

(f) enter into any material agreement, commitment or contract, except agreements, commitments or contracts for the purchase, sale or lease of goods or services in the ordinary course of business;

(g)  other than in the ordinary course of
business, authorize, recommend, propose or announce an intention to authorize, recommend or propose, or enter into any Contract with respect to, any (i) plan of liquidation or dissolution, (ii) acquisition of a material amount of assets or securities, (iii) disposition or Encumbrance of a material amount of assets or securities, (iv) merger or consolidation or (v) material change in its capitalization;

(h)  change any material accounting or Tax procedure or practice;

(i)  take any action the taking of which, or
knowingly omit to take any action the omission of which, would cause any of the representations and warranties herein to fail to be true and correct in all material respects as of the date of such action or omission as though made at and as of the date of such action or omission;

(j) compromise, settle or otherwise modify any material claim or litigation not identified in the IBUI
Disclosure Schedule; or

(k)  commit or agree to do any of the foregoing.

10.2  IBUI SHAREHOLDER MEETING

IBUI shall cause a meeting of the IBUI Shareholders (the "IBUI Shareholder Meeting") to be duly called and held as soon as reasonably practicable for the purpose of voting on the adoption of this Agreement and the Merger and Share Exchange as required by Nevada Law. Subject to their fiduciary duties, the directors of IBUI shall recommend such adoption of this Agreement and the Merger and Share Exchange by IBUI's stockholders. In connection with such meeting, IBUI (a) will mail to its stockholders as promptly as practicable all required materials for such meeting,
(b) will use all reasonable efforts to obtain the necessary approvals by its stockholders of this Agreement and the Transactions, and (c) will otherwise comply with all legal requirements applicable to such meeting.

10.3  MAINTENANCE OF THE ASSETS

IBUI shall, and shall cause each other IBUI Company to, use its reasonable best efforts to continue to maintain and service the IBUI Assets consistent with past practice. IBUI shall not, and shall cause each other RAI Company not to, use its indirectly, sell or encumber all or any part of the IBUI Assets, other than sales in the ordinary course of business or initiate or participate in any discussions or negotiations or enter into any agreement to do any of the foregoing.

10.4  EMPLOYEES AND BUSINESS RELATIONS

IBUI shall, and shall cause each other IBUI Company to use commercially reasonable efforts to keep available the services of its current employees and agents and to maintain its relations and goodwill with its suppliers, customers, distributors and any others having business relations with it.

10.5  ASSUMPTION OF LIABILITIES

IBUI shall assume 100% of RAI's current liabilities, as listed on Schedule 10.5 hereto, not to exceed $900,000.

10.6  EXPENSES

IBUI shall pay all of the legal, accounting and other expenses incurred by each RAI Company and IBUI in connection with the Transactions.

10.7  CERTAIN TAX MATTERS

From the date hereof until the Effective Date, (a) IBUI will prepare and file, in the manner required by applicable Law, all Post-Signing Returns required to be filed under applicable Law;
(b) IBUI and each of its Subsidiaries will timely pay all Taxes shown as due and payable on such Post-Signing Returns that are so filed; (c) IBUI and each of its Subsidiaries will make provision for all Taxes payable by IBUI under applicable Law for which no Post-Signing Return is due prior to the Effective Date; and (d) IBUI will promptly notify RAI in writing of any action, suit, proceeding, claim or audit pending against or with respect to IBUI or any of Subsidiaries in respect of any Tax that is not disclosed on the IBUI Disclosure Schedule.

10.8  STATE ANTI-TAKEOVER LAW

If any "business combination," "moratorium," "control share,"
"fair price," "interested shareholder," "affiliated transaction" or other anti-takeover statute or regulation under Nevada Law (i) prohibits or restricts IBUI's ability to perform its obligations under this Agreement or any party's ability to consummate the IBUI Merger and Share Exchange or the other transactions contemplated hereby or thereby, or (ii) would have the effect of invalidating or voiding this Agreement or any provision hereof or thereof, then IBUI shall use its best efforts to obtain any necessary consents or approvals so that the foregoing shall not apply.

                            ARTICLE 11

                      POST-CLOSING COVENANTS

11.1  APPOINTMENT TO THE BOARD OF DIRECTORS OF RAI

At the Effective Date, the size of RAI Board of Directors shall be seven (7) and RAI Board of Directors shall be as set forth on Exhibit 11.1.

11.2  EMPLOYMENT AGREEMENTS

RAI shall execute and deliver employment agreements to [names] and [names] shall execute and deliver said employment agreements in the form annexed hereto as Exhibit 11.2.

11.3  INDEMNIFICATION, DIRECTORS' AND OFFICERS' INSURANCE

For a period of two (2) years after the Effective Date, RAI shall (a) maintain in effect the current provisions regarding indemnification of officers and directors contained in the Charter Documents and bylaws of RAI, and (b) indemnify the directors and officers of RAI to the fullest extent to which RAI is permitted to indemnify such officers and directors under its Charter Documents and bylaws and applicable Law as in effect immediately prior to the Effective Date. For a period of two (2) years after the Effective Date, RAI shall maintain in effect the current policies of directors' and officers' liability insurance and fiduciary liability insurance maintained by RAI (provided that RAI may substitute therefor policies of at least the same coverage and amounts containing terms and conditions which are, in the aggregate, no less advantageous to the insured in any material respect) with respect to claims arising from facts or events which occurred on or before the Effective Date.

                           ARTICLE 12

         CONDITIONS PRECEDENT TO OBLIGATIONS OF ALL PARTIES

The respective obligations of each Party to consummate the Merger and Share Exchange and the other Transactions shall be subject to the fulfillment at or prior to the Effective Date of the following conditions:

12.1  LEGALITY

All required governmental approvals shall have been obtained and any applicable waiting periods, shall have expired. No Law or Court Order shall have been enacted, entered, promulgated or enforced by any court or governmental entity that is in effect and that has the effect of making the Merger and Share Exchange illegal or otherwise prohibiting the consummation of the Merger and Share Exchange and no legal action shall be pending or threatened which is reasonably likely to have a Material Adverse Effect on Party.

12.2  FAIRNESS OPINION

An investment banking firm reasonably acceptable to the Parties will have delivered to RAI's Board of Directors and IBUI's Board of Directors its opinion to the effect that on the date of the opinion the (i) the Merger and Share Exchange and the other Transactions contemplated herein, as a whole, is fair from a financial point of view to the RAI Stockholders, (ii) the Merger and Share Exchange and the other Transactions contemplated herein, as a whole, is fair from a financial point of view to the IBUI Shareholders, and (iii) the Merger Consideration is fair to the IBUI Shareholders from a financial point of view.

12.3  APPROVAL BY IBUI SHAREHOLDERS AND RAI STOCKHOLDERS

This Agreement shall have been approved and adopted by the stockholders of RAI in accordance with the DGCL and its Charter Documents, and by the stockholders of IBUI in accordance with Nevada Law and its Charter Documents. No shareholder of IBUI will have exercised any appraisal rights such shareholder may have under applicable Law.

                          ARTICLE 13

        CONDITIONS CONCURRENT TO OBLIGATIONS OF ALL PARTIES

The respective obligations of each Party to consummate the Merger and Share Exchange and the Transactions shall be subject to the fulfillment, concurrent with the Closing, of each of the following conditions:

13.1  [Intentionally Omitted]

                         ARTICLE 14

         CONDITIONS PRECEDENT TO OBLIGATIONS OF IBUI

The obligations of IBUI to consummate the Merger and Share
Exchange and the Transactions shall be subject to the satisfaction or waiver, on or before the Effective Date, of each of the following conditions:

14.1  REPRESENTATIONS AND WARRANTIES

The representations and warranties of the RAI Parties contained in this Agreement shall be true and correct on the date hereof and (except to the extent such representations and warranties speak as of an earlier date) shall also be true and correct on and as of the Closing Date, except for changes contemplated by this Agreement, with the same force and effect as if made on and as of the Closing Date.

14.2  AGREEMENTS, CONDITIONS AND COVENANTS

The RAI Parties shall have performed or complied in all material respects with all agreements, conditions and covenants required by this Agreement to be performed or complied with by them on or before the Effective Date.

14.3  CERTIFICATES

IBUI shall have received a certificate of an executive officer of RAI to the effect set forth in Sections 14.1, 14.2 , 14.4 and 14.5.

14.4  REQUIRED CONSENTS

RAI sure shall have obtained all consents ("RAI Required
Consents") from third parties the absence of which would result in a Material Adverse Effect on the RAI Companies.

14.5  MATERIAL ADVERSE EFFECT

There shall have been no Material Adverse Effect on the RAI
Companies taken as a whole or the RAI Companies taken as a whole.

14.6  ANCILLARY DOCUMENTS

Each RAI Party shall have tendered executed copies of the respective Transaction Documents to which it is intended to be a party.

14.7  BOARD RECOMMENDATION

The Board of Directors of IBUI will have (a) approved and adopted this Agreement, including the Merger and Share Exchange and the other Transactions, and determined that the Merger and Share Exchange is fair to the stockholders of IBUI, and (b) subject to fiduciary obligations of the IBUI Board of Directors, resolved to recommend approval and adoption of this Agreement, including the Merger and Share Exchange and the other Transactions, by the IBUI Shareholders.

14.8  LEGAL OPINION

IBUI shall have received an opinion of counsel, reasonably acceptable to IBUI, it being understood that Kaplan Gottbetter &
Levenson, LLP  is acceptable to IBUI, that:

(a) Each of the RAI Companies is a corporation, duly chartered, validly existing and in good standing under the laws of it state of incorporation, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. Each of the RAI Companies is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, would not individually or in the aggregate have a Material Adverse Effect.

(b) Each of the RAI Companies has the requisite corporate power and authority to enter into and to consummate the transactions contemplated by the Merger and Share Exchange Agreement and to otherwise carry out their respective obligations thereunder. The execution and delivery of the Merger and Share Exchange Agreement by the RAI Companies and the consummation by them of the transactions contemplated thereby, including the issuance of the shares thereunder have been duly authorized by all necessary action on the part of each of the RAI Companies, including without limitation approval by the shareholders of each of the RAI Companies if required by applicable Law. The Merger and Share Exchange Agreement has been duly executed and delivered by the RAI Companies and constitutes the valid and binding obligation of the RAI Companies enforceable against the RAI Companies in accordance with its terms.

(c)  The shares of RAI to be issued to the
shareholders of IBUI pursuant to the Merger and Share
Exchange, have been duly authorized, and assuming without independent investigation that the shares of capital stock of IBUI outstanding on the date of effectiveness of the Merger and Share Exchange are duly authorized, validly issued, fully paid and nonassessable, when (a) the Merger and Share Exchange has become effective and (b) the shares of capital stock of IBUI have been duly delivered pursuant to the terms of the Merger and Share Exchange Agreement, such shares of RAI will be validly issued, fully paid and non-assessable.

(d) No shares of the capital stock of RAI are entitled to preemptive or similar rights. There are no outstanding options, warrants, script rights to subscribe to, registration rights, calls or commitments of any character whatsoever relating to, or, securities, rights or obligations convertible into or exchangeable for, or giving any person any right to subscribe for or acquire, any shares of capital stock, or contracts, commitments, understandings, or arrangements by which RAI is or may become bound to issue additional shares of capital stock, or securities or rights convertible or exchangeable into shares of capital stock.

                             ARTICLE 15

      CONDITIONS PRECEDENT TO OBLIGATIONS OF THE RAI PARTIES

The obligations of the RAI Parties to consummate the Merger and Share Exchange and the Transactions and the obligations of the RAI Parties to consummate the IBUI Merger and Share Exchange and the Transactions shall be subject to the satisfaction or waiver, on or before the Effective Date, of each of the following conditions:

15.1  REPRESENTATIONS AND WARRANTIES

The representations and warranties of IBUI contained in this Agreement shall be true and correct on the date hereof and (except to the extent such representations and warranties speak as of an earlier date) shall also be true and correct on and as of the Closing Date, except for changes contemplated by this Agreement, with the same force and effect as if made on and as of the Closing Date.

15.2  AGREEMENTS, CONDITIONS AND COVENANTS

IBUI shall have performed or complied in all material respects with all agreements, conditions and covenants required by this Agreement to be performed or complied with by it on or before the Effective Date.

15.3  CERTIFICATES

RAI shall have received a certificate of an executive officer of IBUI to the effect set forth in Sections 15.1, 15.2, 15.4 and 15.5, respectively.

15.4  REQUIRED CONSENTS

IBUI shall have obtained all consents ("IBUI Required
Consents") from third parties the absence of which would result in a Material Adverse Effect on IBUI.

15.5  MATERIAL ADVERSE EFFECT

There shall have been no Material Adverse Effect on IBUI taken as a whole.

15.6  ANCILLARY DOCUMENTS

IBUI shall have tendered executed copies of the Transaction
Documents to which it is intended to be a party.

15.7  BOARD RECOMMENDATION

The Board of Directors of RAI will have approved and adopted this Agreement, including the RAI Merger and Share Exchange, the IBUI Merger and Share Exchange and the other Transactions, and determined that each of the RAI Merger and Share Exchange and IBUI Merger and Share Exchange is fair to RAI.

15.8  LEGAL OPINION

RAI shall have received an opinion of counsel, reasonably acceptable to RAI, it being understood that Brian F. Faulkner, Esq. is acceptable to RAI, that:

(a) Each of the IBUI companies is a corporation, duly chartered, validly existing and in good standing under the laws of it state of incorporation, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. Each of the IBUI Companies is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, would not individually or in the aggregate have a Material Adverse Effect.

(b) Each of the IBUI Companies has the requisite corporate power and authority to enter into and to consummate the transactions contemplated by the Merger and Share Exchange Agreement and to otherwise carry out their respective obligations thereunder. The execution and delivery of the Merger and Share Exchange Agreement by the IBUI Companies and the consummation by them of the transactions contemplated thereby, including the issuance of the shares thereunder have been duly authorized by all necessary action on the part of each IBUI Company, including without limitation approval by the shareholders of each of the IBUI Companies, if required by applicable Law. The
Merger and Share Exchange Agreement has been duly executed and delivered by the IBUI Companies, and constitutes the valid and binding obligation of the IBUI Companies, enforceable against the IBUI Companies in accordance with its terms.

(c) No shares of the capital stock of IBUI are entitled to preemptive or similar rights. There are no outstanding options, warrants, script rights to subscribe to, registration rights, calls or commitments of any character whatsoever relating to, or, securities, rights or obligations convertible into or exchangeable for, or giving any person any right to subscribe for or acquire, any shares of capital stock, or contracts, commitments, understandings, or arrangements by which IBUI is or may become bound to issue additional shares of capital stock, or securities or rights convertible or exchangeable into shares of capital stock.

15.9  LINE OF CREDIT

IBUI Shall have obtained a line of credit which is substantially similar in all material respects with the Form of Equity Line Agreement attached hereto as Exhibit 15.9.

                             ARTICLE 16

                           INDEMNIFICATION

16.1  SURVIVAL OF REPRESENTATIONS AND WARRANTIES

All of the representations and warranties set forth in Articles V and VI in this Agreement, notwithstanding any investigation at any time made by or on behalf of any party hereto, and in any certificate delivered in connection herewith with respect to any of those representations and warranties, will terminate on the Effective Date.

16.2  INDEMNIFICATION OF IBUI INDEMNIFIED PARTIES

RAI covenants and agrees that it will indemnify each IBUI
Indemnified Party against, and hold each IBUI Indemnified Party harmless from and in respect of, all claims that arise from, are based on, arise out of, or are attributable to (i) any breach of the representations and warranties of the RAI Companies or in certificates delivered in connection herewith; (ii) the nonfulfillment of any covenant or agreement on the part of the RAI Companies under this Agreement to be performed prior to the Closing or (iii) any liability under the Securities Act, the Exchange Act or other applicable Law which arises out of or is based on (A) any untrue statement or alleged untrue statement of a material fact relating to RAI and its Subsidiaries, or any of them, which is provided to IBUI or its counsel in writing by the RAI or (B) any omission or alleged omission to state therein a material fact relating to RAI and its Subsidiaries, or any of them, required to be stated therein or necessary to make the statements therein not misleading, and not provided to IBUI or its counsel by RAI after a written request therefor (each damage claim described in Section 16.2 being an "IBUI Indemnified
Loss"). Once the occurrence of a breach of any representations or warranties has been established, damages shall be calculated without regard to whether such breach caused a Material Adverse Effect.

16.3  INDEMNIFICATION OF RAI INDEMNIFIED PARTIES

IBUI covenants and agrees that it will indemnify each RAI
Indemnified Party against, and hold each RAI Indemnified Party harmless from and in respect of, all claims that arise from, are based on, arise out of, or are attributable to (i) any breach of the representations and warranties of the IBUI Companies or in certificates delivered in connection herewith; (ii) the nonfulfillment of any covenant or agreement on the part of the IBUI Companies under this Agreement to be performed prior to the Closing or (iii) any liability under the Securities Act, the Exchange Act or other applicable Law which arises out of or is based on (A) any untrue statement or alleged untrue statement of a material fact relating to IBUI and its Subsidiaries, or any of them, which is provided to RAI or its counsel in writing by the IBUI Companies or (B) any omission or alleged omission to state therein a material fact relating to IBUI and its Subsidiaries, or any of them, required to be stated therein or necessary to make the statements therein not misleading, and not provided to RAI or its counsel by IBUI after a written request therefor (each damage claim described in Section 16.3 being a "RAI Indemnified Loss").
Once the occurrence of a breach of any representations or warranties has been established, damages shall be calculated without regard to whether such breach caused a Material Adverse Effect.

16.4  CONDITIONS OF INDEMNIFICATION

(a) All claims for indemnification under this Agreement (except Article VII) shall be asserted and resolved as follows in this Section 16.4. The provisions of
Article XVI shall be the sole manner by which the Indemnified Party shall assert any claim against the Indemnifying Party that does not involve a Third Party
Claim, including without limitation any claim for breach of this Agreement.

(b) A party claiming indemnification under this Agreement (an "Indemnified Party") shall promptly (i) notify the party from whom indemnification is sought (the "Indemnifying Party") of any third-party claim or claims asserted against the Indemnified Party ("Third Party Claim") that could give rise to a right of indemnification under this Agreement and (ii) transmit to the Indemnifying Party a written notice ("Claim Notice") describing in reasonable detail the nature of the Third Party Claim, a copy of all papers served with respect to that claim (if any), an estimate of the amount of damages attributable to the Third Party Claim to the extent feasible (which estimate shall not be conclusive of the final amount of such claim) and the basis for the Indemnified Party's request for indemnification under this Agreement. Except as set forth in
Section 16.1, the failure to promptly deliver a Claim Notice shall not relieve the Indemnifying Party of its obligations to the Indemnified Party with respect to the related Third Party Claim except to the extent that the resulting delay is materially prejudicial to the defense of that claim. Within 15 days after receipt of any Claim Notice (the "Election Period"), the Indemnifying Party shall notify the Indemnified Party (i) whether the Indemnifying Party disputes its potential liability to the Indemnified Party under this Article XVI with respect to that Third Party Claim and (ii) if the Indemnifying Party does not dispute its potential liability to the Indemnified Party with respect to that Third Party Claim, whether the Indemnifying Party desires, at the sole cost and expense of the Indemnifying Party, to defend the Indemnified Party against that Third Party Claim.

(c) If the Indemnifying Party does not dispute its potential liability to the Indemnified Party and notifies the Indemnified Party within the Election Period that the Indemnifying Party elects to assume the defense of the Third Party Claim, then the Indemnifying Party shall have the right to defend, at its sole cost and expense, that Third Party Claim by all appropriate proceedings, which proceedings shall be prosecuted diligently by the Indemnifying Party to a final conclusion or settled at the discretion of the Indemnifying Party in accordance with this
Section 16.4(c) and the Indemnified Party will furnish the Indemnifying Party with all information in its possession, subject to a confidentiality agreement, with respect to that Third Party Claim and otherwise cooperate with the Indemnifying Party in the defense of that Third Party Claim; provided, however, that the Indemnifying Party shall not enter into any settlement with respect to any Third Party Claim that (i) purports to limit the activities of, or otherwise restrict in any way, any Indemnified Party or any Affiliate of any Indemnified Party, (ii) involves a guilty plea to any crime or (iii) involves a fine or penalty, whether or not paid by the Indemnifying Party, without the prior consent of that Indemnified Party (which consent may be withheld in the sole discretion of that Indemnified Party). The Indemnified Party is hereby authorized, at the sole cost and expense of the Indemnifying Party, to file, during the Election Period, any motion, answer or other pleadings that the Indemnified Party shall deem necessary or appropriate to protect its interests or those of the Indemnifying Party. The Indemnified Party may participate in, but not control, any defense or settlement of any Third Party Claim controlled by the Indemnifying Party pursuant to this Section 16.4(c) and will bear its own costs and expenses with respect to that participation; provided, however, that if the named parties to any such action (including any impleaded parties) include both the Indemnifying Party and the Indemnified Party, and the Indemnified Party has been advised by counsel that there may be one or more legal defenses available to it which are different from or additional to those available to the Indemnifying Party, then the Indemnified Party may employ separate counsel at the expense of the Indemnifying Party (provided that such expenses are reasonable), and, on its written notification of that employment, the Indemnifying Party shall not have the right to assume or continue the defense of such action on behalf of the Indemnified Party.

(d)  If the Indemnifying Party (i) within the
Election Period (A) disputes its potential liability to the Indemnified Party under this Article XVI, (B) elects not to defend the Indemnified Party pursuant to Section 16.4(c) or
(C) fails to notify the Indemnified Party that the Indemnifying Party elects to defend the Indemnified Party pursuant to Section 16.4(c) or (ii) elects to defend the Indemnified Party pursuant to Section 16.4(c) but fails diligently and promptly to prosecute or settle the Third
Party Claim, then the Indemnified Party shall have the right to defend, at the sole cost and expense of the Indemnifying Party (provided that such expenses are reasonable) (if the Indemnified Party is entitled to indemnification hereunder), the Third Party Claim by all appropriate proceedings, which proceedings shall be promptly and vigorously prosecuted by the Indemnified Party to a final conclusion or settled. The Indemnified Party shall have full control of such defense and proceedings. Notwithstanding the foregoing, if the Indemnifying Party has delivered a written notice to the Indemnified Party to the effect that the Indemnifying Party disputes its potential liability to the Indemnified Party under this Article XVI and if such dispute is resolved in favor of the Indemnifying Party, the Indemnifying Party shall not be required to bear the costs and expenses of the Indemnified Party's defense pursuant to this Section 16.4 or of the Indemnifying Party's participation therein at the Indemnified Party's request, and the Indemnified Party shall reimburse the Indemnifying Party in full for all reasonable costs and expenses of such litigation. The Indemnifying
Party may participate in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this Section 16.4(d), and the Indemnifying Party shall bear its own costs and expenses with respect to such participation.

(e) In the event any Indemnified Party should have a claim against any Indemnifying Party hereunder that does not involve a Third Party Claim, the Indemnified Party shall transmit to the Indemnifying Party a written notice
(the "Indemnity Notice") describing in reasonable detail the nature of the claim, an estimate of the amount of damages attributable to that claim to the extent feasible (which estimate shall not be conclusive of the final amount of such claim) and the basis of the Indemnified Party's request for indemnification under this Agreement. If the Indemnifying
Party does not notify the Indemnified Party within 15 days from its receipt of the Indemnity Notice that the Indemnifying Party disputes such claim, the claim specified by the Indemnified Party in the Indemnity Notice shall be deemed a liability of the Indemnifying Party hereunder. If the Indemnifying Party has timely disputed such claim, as provided above, such dispute shall be resolved by proceedings in an appropriate court of competent jurisdiction if the parties do not reach a settlement of such dispute within 30 days after notice of a dispute is given.

(f)  Payments of all amounts owing by an
Indemnifying Party pursuant to this Article XVI relating to a Third Party Claim shall be made within 30 days after the latest of (i) the settlement of that Third Party Claim, (ii) the expiration of the period for appeal of a final adjudication of that Third Party Claim or (iii) the expiration of the period for appeal of a final adjudication of the Indemnifying Party's liability to the Indemnified Party under this Agreement. Payments of all amounts owing by an Indemnifying Party pursuant to Section 16.4(e) shall be made within 30 days after the later of (i) the expiration of the 30-day Indemnity Notice period or (ii) the expiration of the period for appeal of a final adjudication of the Indemnifying Party's liability to the Indemnified Party under this Agreement.

16.5  REMEDIES NOT EXCLUSIVE

The remedies provided in this Agreement shall not be exclusive of any other rights or remedies available to one party against the other, either at law or in equity.

                            ARTICLE 17

                             TERMINATION

17.1  GROUNDS FOR TERMINATION

This Agreement may be terminated at any time before the Effective Date, in each case as authorized by the respective
Boards of Directors of the Parties:

(a)  By mutual written consent of each of RAI and IBUI;

(b)  By RAI or IBUI if the Merger and Share
Exchange shall not have been consummated on or before the Termination Date; provided, however, that the right to terminate this Agreement under this Section 17.1(b) shall not be available to any Party whose failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of the Effective Date to occur on or before the Termination Date;

(c)  By RAI or IBUI if a court of competent
jurisdiction or governmental, regulatory or administrative agency or commission shall have issued a Court Order (which
Court Order the Parties shall use commercially reasonable efforts to lift) that permanently restrains, enjoins or otherwise prohibits the Transactions, and such Court Order shall have become final and nonappealable;

(d) By IBUI if RAI shall have breached, or failed to comply with, in any material respect, any of its obligations under this Agreement or any representation or warranty made by RAI shall have been incorrect in any material respect when made, and such breach, failure or misrepresentation is not cured within 20 days after notice thereof, and in either case, any such breaches, failures or misrepresentations, individually or in the aggregate, results or would reasonably be expected to result in a failure to satisfy a condition to RAI's obligations to consummate the transactions contemplated hereby;

(e) By RAI if IBUI shall have breached, or failed to comply with, in any material respect, any of its obligations under this Agreement or any representation or warranty made by it shall have been incorrect in any material respect when made, and such breach, failure or misrepresentation is not cured within 20 days after notice thereof, and in either case, any such breaches, failures or misrepresentations, individually or in the aggregate, results or would reasonably be expected to result in a failure to satisfy a condition to IBUI's obligations to consummate the transactions contemplated hereby;

(f)  By RAI if at the RAI Stockholder Meeting
(including any adjournment thereof) this Agreement and the Merger and Share Exchange shall fail to be approved and adopted by the affirmative vote of the stockholders of RAI as required under the DGCL;

(g)  By IBUI if at the IBUI Shareholder Meeting
(including any adjournment thereof) this Agreement and the Merger and Share Exchange shall fail to be approved and adopted by the affirmative vote of the stockholders of IBUI as required under Nevada law;

(h)  By RAI, prior to the approval of this
Agreement by the stockholders of RAI, upon five days notice to IBUI, if, as a result of an Acquisition Proposal received by RAI from a Person other than a Party to this Agreement or any of its Affiliates, the Board of Directors of RAI determines in good faith that its fiduciary obligations under applicable Law require that such Acquisition Proposal be accepted; provided, however, that (i) immediately following such termination RAI executes with such third party a definitive agreement to implement such Acquisition Proposal, (ii) the Board of Directors of RAI shall have concluded in good faith, after considering applicable provisions of applicable Law and after giving effect to all concessions which may be offered by IBUI pursuant to clause
(iii) below, on the basis of advice of counsel, that such action is necessary for the Board of Directors to act in a manner consistent with its fiduciary duties under applicable Law, and (iii) prior to any such termination, (x) RAI shall have provided IBUI with five days' notice of the terms of the proposal and otherwise complied with Section 8.2(a) hereof (including making the finding contemplated by Section 8.2(a)(x) hereof) and (y) RAI shall, and shall cause its financial and legal advisors to, negotiate with IBUI to make such adjustments in the terms and conditions of this Agreement as would enable RAI to proceed with the Transactions;

(i)  By IBUI, prior to the approval of this
Agreement by the stockholders of IBUI, upon five days notice to RAI, if, as a result of an Acquisition Proposal received by IBUI from a Person other than a Party to this Agreement or any of its Affiliates, the Board of Directors of IBUI determines in good faith that its fiduciary obligations under applicable Law require that such Acquisition Proposal be accepted; provided, however, that (i) immediately following such termination IBUI executes with such third party a definitive agreement to implement such Acquisition Proposal, (ii) the Board of Directors of IBUI shall have concluded in good faith, after considering applicable provisions of applicable Law and after giving effect to all concessions which may be offered by RAI pursuant to clause
(iii) below, on the basis of advice of counsel, that such action is necessary for the Board of Directors to act in a manner consistent with its fiduciary duties under applicable Law, and (iii) prior to any such termination, (x) IBUI shall have provided RAI with five days' notice of the terms of the proposal and otherwise complied with Section 8.2(b) hereof (including making the finding contemplated by Section 8.2(b)(i)(x) hereof) and (y) IBUI shall, and shall cause its financial and legal advisors to, negotiate with RAI to make such adjustments in the terms and conditions of this Agreement as would enable IBUI to proceed with the Transactions.

(j) By RAI if the Board of Directors of IBUI shall withdraw, modify or change its recommendation of this Agreement or the Merger and Share Exchange or shall have failed to reaffirm its recommendation within five business days of RAI's request that it do so or shall have recommended or issued a neutral recommendation (or taken no position) with respect to any Acquisition Proposal.

(k) By IBUI if the Board of Directors of RAI shall withdraw, modify or change its recommendation of this Agreement or the Merger and Share Exchange or shall have failed to reaffirm its recommendation within five business days of IBUI's request that it do so or shall have recommended or issued a neutral recommendation (or taken no position) with respect to any Acquisition Proposal.

(l) By IBUI if RAI is not listed for trading on the NASDAQ Smallcap Market on the Effective Date.

17.2  EFFECT OF TERMINATION

(a)  If this Agreement is terminated pursuant to
Section 17.1(a), (b), or (l), this Agreement shall be terminated and there shall be no liability on the part of any of the Parties; notwithstanding the foregoing, nothing herein shall relieve any Party from liability for any willful breach hereof; provided that the provisions of Sections 8.3, 8.4(b), 9.6, 10.6, 11.2 and this Section 17.2 shall survive the termination hereof.

(b)  If this Agreement is terminated by IBUI
pursuant to Section 17.1(d) or (k) or by RAI pursuant to
Section 17.1(f) or (h), then RAI shall pay IBUI liquidated damages in the amount of US$500,000.

(c)  If this Agreement is terminated by RAI
pursuant to Section 17.1(e) or (j) or by IBUI pursuant to
Section 17.1(g) or (i) , then IBUI shall pay RAI liquidated damages in the amount of US$500,000.

                            ARTICLE 18

                           GENERAL MATTERS

18.1  [Intentionally Omitted]

18.2  CONTENTS OF AGREEMENT

This Agreement, together with the other Transaction Documents, set forth the entire understanding of the Parties hereto with respect to the Transactions and supersede all prior agreements or understandings among the Parties regarding those matters.

18.3  AMENDMENT, PARTIES IN INTEREST, ASSIGNMENT, ETC.

This Agreement may be amended, modified or supplemented only by a written instrument duly executed by each of the Parties hereto. If any provision of this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective heirs, legal representatives, successors and permitted assigns of the Parties hereto. No Party hereto shall assign this Agreement or any right, benefit or obligation hereunder. Any term or provision of this Agreement may be waived at any time by the Party entitled to the benefit thereof by a written instrument duly executed by such Party. The Parties hereto shall execute and deliver any and all documents and take any and all other actions that may be deemed reasonably necessary by their respective counsel to complete the Transactions. Nothing in this Agreement is intended or will be construed to confer on any Person other than the Parties hereto any rights or benefits hereunder.

18.4  INTERPRETATION

Unless the context of this Agreement clearly requires otherwise, (a) references to the plural include the singular, the singular the plural, the part the whole, (b) references to any gender include all genders, (c) "or" has the inclusive meaning frequently identified with the phrase "and/or," (d) "including," "includes" or similar words has the inclusive meaning frequently identified with the phrase "but not limited to" and (e) references to "hereunder" or "herein" relate to this Agreement. The section and other headings contained in this Agreement are for reference purposes only and shall not control or affect the construction of this Agreement or the interpretation thereof in any respect. Section, subsection, Disclosure Schedule and Exhibit references are to this Agreement unless otherwise specified. The Exhibits and Schedules referred to in this Agreement will be deemed to be a part of this Agreement. Each accounting term used herein that is not specifically defined herein shall have the meaning given to it under GAAP.

18.5  NOTICES

All notices that are required or permitted hereunder shall be in writing and shall be sufficient if personally delivered or sent by a nationally recognized overnight courier upon proof of delivery. Any notices shall be deemed given upon receipt at the address set forth below, unless such address is changed by notice to the other Party hereto:

If to RAI:

Return Assured Incorporated
885 West Georgia, Suite 2240
Vancouver, BC V6C 3E8
Attn:  Matthew Sebal

with a required copy to:

Kaplan Gottbetter & Levenson, LLP
630 Third Avenue
New York, New York 10017
Attn:  Adam S. Gottbetter, Esq.

If to IBUI:

Internet Business's International, Inc.
3900 Birch Street
Suite 103
New Port Beach, CA 32826
Attn:  Albert R. Reda

with a required copy to:

Brian F. Faulkner, Esq.
3900 Birch Street
Suite 113
Newport Beach, CA 32826

18.6  GOVERNING LAW AND VENUE

This Agreement shall be construed and interpreted in accordance with the Laws of the State of New York without regard to its provisions concerning conflict of laws. Any dispute or controversy concerning or relating to this Agreement shall be exclusively resolved in the federal or state courts located in the State of New York, New York County.

18.7  COUNTERPARTS

This Agreement may be executed in two or more counterparts, each of which shall be binding as of the date first written above, and all of which shall constitute one and the same instrument. Each such copy shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

18.8  WAIVERS

Compliance with the provisions of this Agreement may be waived only by a written instrument specifically referring to this Agreement and signed by the Party waiving compliance. No course of dealing, nor any failure or delay in exercising any right, will be construed as a waiver, and no single or partial exercise of a right will preclude any other or further exercise of that or any other right.

18.9  MODIFICATION

No supplement, modification or amendment of this Agreement will be binding unless made in a written instrument that is signed by all of the Parties hereto and that specifically refers to this Agreement.

18.10  ENFORCEMENT OF AGREEMENT

The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement was not performed in accordance with its specific terms or was otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof in any court of competent jurisdiction, this being in addition to any other remedy to which they are entitled at law or equity.

18.11  WAIVER OF JURY TRIAL

Each party acknowledges and agrees that any controversy which may arise under this Agreement is likely to involve complicated and difficult issues, and therefore each such party hereby irrevocably and unconditionally waives any right such party may have to a trial by jury in respect of any litigation directly or indirectly arising out of or relating to this Agreement, or the Transactions contemplated by this Agreement. Each party certifies and acknowledges that (i) no representative, agent or attorney of any other party has represented, expressly or otherwise, that such other party would not, in the event of litigation, seek to enforce the foregoing waiver, (ii) each party understands and has considered the implications of this waiver, (iii) each party makes this waiver voluntarily, and (iv) each party has been induced to enter into this Agreement by, among other things, the mutual waivers and certifications in this Section 18.11.

18.12  SEVERABILITY

If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible to the fullest extent permitted by applicable Law in an acceptable manner to the end that the Transactions are fulfilled to the extent possible.

IN WITNESS WHEREOF, this Agreement has been executed by the Parties hereto as of the day and year first written above.

                                    INTERNET BUSINESS'S INTERNATIONAL, INC.


                                    By:/s/  Albert Reda
                                    Albert Reda
                                    Chief Executive Officer

                                    RETURN ASSURED INCORPORATED



                                    By:/s/  Matthew J. Sebal
                                    Matthew J. Sebal
                                    President


                                    IBUI ACQUISITION CORPORATION


                                    By:/s/  Matthew J. Sebal
                                    Matthew J. Sebal
                                    President

                                 EX-10.6

                           EMPLOYMENT AGREEMENT

This EMPLOYMENT AGREEMENT ("Agreement") is made, entered into, and effective as of January 1, 2000 ("Effective Date"), by and between Internet Business' International, a Nevada corporation (the "Company") and Al Reda ("Reda").

                                  RECITALS

WHEREAS, COMPANY desires to benefit from Reda's expertise and employ Reda as Chief Executive Officer ("C.E.O.") and Reda is willing to accept such employment.

NOW, THEREFORE,in consideration of the mutual covenants and conditions contained herein, the parties hereto hereby agree as follows:

                                  AGREEMENT

                                   ARTICLE I

Term and Duties

The Company hereby employs Reda as C.E.O. as of the Effective
Date and Reda agrees to enter into and remain in the employ of the Company until five years from the date of this Agreement unless
(i) this Agreement is terminated as provided hereinbelow; or (ii) this Agreement is extended by mutual agreement of the parties. Reda shall faithfully and diligently perform all professional duties and acts as C.E.O. as may be reasonably requested of Reda by the Company or its officers consistent with the function of a C.E.O. of a comparable business holding company.

                                     ARTICLE II

Duties

2.1 Reda agrees to perform Reda's services to the best of his ability. Reda agrees throughout the term of this Agreement to devote sufficient time, energy and skill to the business of the Company and to the promotion of the best interests of the Company. The Company understands and agrees that Reda may from time to time undertake business opportunities so long as they do not conflict with his duties to the Company and hereby waives any claim it may have with respect to Reda's undertaking such opportunities.

                                  ARTICLE III

Compensation

3.1 Subject to the termination of this Agreement as provided herein, the Company shall compensate Reda for his services hereunder at an annual salary ("Salary") of One Hundred Eighty Thousand Dollars ($180,000.00) payable in semi-monthly installments in accordance with the Company's practices, less normal payroll deductions.

3.2 In addition to the Salary as defined above, the Company agrees to the following schedule:

a. On the first year's anniversary of this Agreement, Reda's salary shall be $16,000 per month

b. On the second year's anniversary of this Agreement, Reda's salary shall be $17,000 per month.

c. On the third year's anniversary of this Agreement, Reda's salary shall be $18,000 per month.

d. On the fourth year's anniversary of this Agreement, Reda's salary shall be $19,000 per month.

3.3 In addition to the compensation set forth above, the Company shall periodically review Reda's performance and services rendered with a view to paying discretionary bonuses based upon above-average or outstanding performance for a prior period. Any such bonuses approved by the Company shall be paid to Reda within 30 days of the grant thereof. The following performance milestones shall justify the particular stock bonuses, to be issued by the company, as set forth below:

a.  At $ 2 million in sales, 500,000 shares of IBI stock.

b.  At $ 3 million in sales, 800,000 shares of IBI stock.

c.  At $ 5 million in sales, 1,000,000 shares of IBI stock.

d.  At $ 8 million in sales, 2,000,000 shares of IBI stock.

e.  At $ 10 million in sales, 2,500,000 shares of IBI stock.

f.  At $ 12 million in sales, 3,000,000 shares of IBI stock.

3.4 In addition to the Salary and bonuses stated above, commencing with the Effective Date, Reda shall be eligible to participate in a health insurance plan, including dependent coverage, supplied by the Company. Reda shall be entitled to participate in any and all group life, workers' compensation, health plan or accidental insurance plans which are adopted by the Company for the benefit of executive officers or employees. Reda shall be entitled to such sick leave and paid holidays and to such other perquisites of employment, as customarily are extended by the Company to executive officers or employees. In addition, Reda shall be entitled to such other benefits as the Company may elect to provide generally, from time to time, to executive officers or employees. Reda shall be entitled to the following vacation benefits:

i. 4 weeks on first year anniversary

ii. 5 weeks on second year anniversary

iii. 6 weeks on third year anniversary and thereafter.

3.5 If for any reason, including malfeasance, misfeasance, and/or nonfeasance, the Company decides to terminate Reda, then
Reda shall still be entitled to all benefits under this Agreement.

                                 ARTICLE IV

Expenses

The Company shall reimburse Reda for all reasonable business related expenses incurred by Reda in the course of his normal duties on behalf of the company. In reimbursing Reda for expenses, the ordinary and usual business guidelines and documentation requirements shall be adhered to by the Company and Reda.

                                  ARTICLE V

Binding Effect

This Agreement shall be binding upon and inure to the benefit of the parties hereto their respective devisees, legatees, heirs, legal representatives, successors, and permitted assigns. The preceding sentence shall not affect any restriction on assignment set forth elsewhere in this Agreement.

                                  ARTICLE VI

Arbitration

If a dispute or claim shall arise between the parties with respect to any of the terms or provisions of this Agreement, or with respect to the performance by any of the parties under this Agreement, then the parties agree that the dispute shall be arbitrated in Orange County, California before a single arbitrator, in accordance with the rules of Judicial Arbitration and Mediation Services, Inc./Endispute ("JAMS/Endispute").

                                 ARTICLE VII

Notices

Any notice, request, demand, or other communication given pursuant to the terms of this Agreement shall be deemed given upon delivery, if hand delivered or delivered via facsimile, or Forty-Eight (48) hours after deposit in the United States mail, postage prepaid, and sent certified or registered mail, return receipt requested, correctly addressed to the addresses of the parties indicated below or at such other address as such party shall in writing have advised the other party.

If to the Company:

3900 Birch Street, #113
Newport Beach, CA 92660

If to Reda:

2557 Oxford Lane
Costa Mesa, CA 92626

                                   ARTICLE VIII

Assignment

Subject to all other provisions of this Agreement, any attempt to assign or transfer this Agreement or any of the rights conferred hereby, by judicial process or otherwise, to any person, firm, company, or corporation without the prior written consent of the party, shall be invalid, and may, at the option of such other party, result in an incurable event of default resulting in termination of this Agreement and all rights hereby conferred.

                                    ARTICLE IX

Choice of Law

This Agreement and the rights of the parties hereunder shall be governed by and constructed in accordance with the laws of the Sate of California including all matters of construction, validity, performance, and enforcement and without giving effect to the principles of conflict of laws.

                                    ARTICLE X

Jurisdiction

The parties submit to the jurisdiction of the Courts of the State of California or a Federal Court empaneled in the State of California for the resolution of all legal disputes arising under the terms of this Agreement, including, but not limited to, enforcement of arbitration award.

                                   ARTICLE XI

Entire Agreement

Except as provided herein, this Agreement contains the entire agreement of the parties, and supersedes all existing negotiations, representations, or agreements and all other oral, written, or other communications between them concerning the subject matter of this Agreement. There are no representations, agreements, arrangements, or understandings, oral or written, between and among the parties hereto relating to the subject matter of this Agreement that are not fully expressed herein.

                                   ARTICLE XII

Severability

If any provision of this Agreement is unenforceable, invalid, or violates applicable law, such provision, or unenforceable portion of such provision, shall be deemed stricken and shall not affect the enforceability of any other provisions of this Agreement.

                                   ARTICLE XIII

Captions

The captions in this Agreement are inserted only as a matter of convenience and for reference and shall not be deemed to define, limit, enlarge, or describe the scope of this Agreement or the relationship of the parties, and shall not affect this Agreement or the construction of any provisions herein.

                                    ARTICLE XIV

Counterparts

This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

                                     ARTICLE XV

Modification

No change, modification, addition, or amendment to this Agreement shall be valid unless in writing and signed by all parties hereto.

                                     ARTICLE XVI

Waiver

No waiver of any breach, covenant, representation, warranty, or default of this Agreement by any party shall be considered to be a waiver of any other breach, covenant representation warranty or default of this Agreement.

                                     ARTICLE XVII

Interpretation

The terms and conditions of this Agreement shall be deemed to have been prepared jointly by all of the Parties hereto. Any ambiguity or uncertainty existing hereunder shall not be construed against any one of the drafting parties, but shall be resolved by reference to the other rules of interpretation of contracts as they apply in the State of California.

                                   ARTICLE XVIII

Attorneys' Fees

Except as otherwise provided herein, if a dispute should arise between the parties including, but not limited to arbitration, the prevailing party shall be reimbursed by the non-prevailing party for all reasonable expenses incurred in resolving such dispute, including reasonable attorneys' fees.

                                    ARTICLE XIX

Taxes

Any income taxes required to be paid in connection with the payments due hereunder, shall be borne by the party required to make such payment. Any withholding taxes in the nature of a tax on income shall be deducted from payments due, and the party required to withhold such tax shall furnish to the party receiving such payment all documentation necessary to prove the proper amount to withhold of such taxes and to prove payment to the tax authority of such required withholding.

                                     ARTICLE XX

Not for the Benefit of Creditors of Third Parties

The provisions of this Agreement are intended only for the regulation of relations among the parties. This Agreement is not intended for the benefit of creditors of the parties or other third parties and no rights are granted to creditors of the parties or other third parties under this Agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the Effective Date.

"Company"                            "Reda"

Internet Business's International


By:/s/ Louis Cherry                   By:/s/ Albert Reda
Louis Cherry, President               Albert Reda

                                  EX-10.7

                           EMPLOYMENT AGREEMENT

This EMPLOYMENT AGREEMENT ("Agreement") is made, entered into, and effective as of January 1, 2000 ("Effective Date"), by and between Internet Business' International, a Nevada corporation (the "Company") and Louis Cherry ("Cherry").

                                  RECITALS

WHEREAS, COMPANY desires to benefit from Cherry's expertise and employ Cherry as President and Cherry is willing to accept such employment.

NOW, THEREFORE,in consideration of the mutual covenants and conditions contained herein, the parties hereto hereby agree as follows:

                               AGREEMENT

                               ARTICLE I

Term and Duties

The Company hereby employs Cherry as President as of the Effective Date and Cherry agrees to enter into and remain in the employ of the Company until five years from the date of this Agreement unless (i) this Agreement is terminated as provided hereinbelow; or (ii) this Agreement is extended by mutual agreement of the parties. Cherry shall faithfully and diligently perform all professional duties and acts as President as may be reasonably requested of Cherry by the Company or its officers consistent with the function of a President of a comparable business holding company.

                                ARTICLE II

Duties

2.1 Cherry agrees to perform Cherry's services to the best of his ability. Cherry agrees throughout the term of this Agreement to devote sufficient time, energy and skill to the business of the Company and to the promotion of the best interests of the Company. The Company understands and agrees that Cherry may from time to time undertake business opportunities so long as they do not conflict with his duties to the Company and hereby waives any claim it may have with respect to Cherry's undertaking such opportunities.

                                ARTICLE III

Compensation

3.1 Subject to the termination of this Agreement as provided herein, the Company shall compensate Cherry for his services hereunder at an annual salary ("Salary") of One Hundred Eighty Thousand Dollars ($180,000.00) payable in semi-monthly installments in accordance with the Company's practices, less normal payroll deductions.

3.2 In addition to the Salary as defined above, the Company agrees to the following schedule:

a. On the first year's anniversary of this Agreement, Cherry's salary shall be $20,000 per month

b. On the second year's anniversary of this Agreement, Cherry's salary shall be $25,000 per month and continue on thereafter.

3.3 In addition to the compensation set forth above, the Company shall periodically review Cherry's performance and services rendered with a view to paying discretionary bonuses based upon above-average or outstanding performance for a prior period. Any such bonuses approved by the Company shall be paid to Cherry within 30 days of the grant thereof. The following performance milestones shall justify the particular stock bonuses, in unrestricted stock, which are cumulative, to be issued by the Company, as below:

a.  At $ 2 million in sales, 500,000 shares of IBI stock.

b.  At $ 3 million in sales, 800,000 shares of IBI stock.

c.  At $ 5 million in sales, 1,000,000 shares of IBI stock.

d.  At $ 8 million in sales, 2,000,000 shares of IBI stock.

e.  At $ 10 million in sales, 2,500,000 shares of IBI stock.

f.  At $ 12 million in sales, 3,000,000 shares of IBI stock.

3.4 In addition to the Salary and bonuses stated above, commencing with the Effective Date, Cherry shall be eligible to participate in a health insurance plan, including dependent coverage, supplied by the Company. Cherry shall be entitled to participate in any and all group life, workers' compensation, health plan or accidental insurance plans which are adopted by the Company for the benefit of executive officers or employees.
Cherry shall be entitled to such sick leave and paid holidays and to such other perquisites of employment, as customarily are extended by the Company to executive officers or employees. In addition, Cherry shall be entitled to such other benefits as the Company may elect to provide generally, from time to time, to executive officers or employees. Cherry shall be entitled to the following vacation benefits:

i.  4 weeks on first year anniversary

ii.  5 weeks on second year anniversary

iii.  6 weeks on third year anniversary and thereafter.

3.5 If for any reason, including but not limited to malfeasance, misfeasance, and/or nonfeasance, or layoff, the Company decides to terminate Cherry, then the Company shall immediately pay, meaning within five (5) calendar days, the following: The sum of $500,000 plus all of the stock set forth in paragraph 3.3, above.

3.7 If for any reason Reda wishes to retire, becomes incapacitated, or is otherwise unable to continue employment with the Company, he shall continue receiving compensation at the current rate for the next three years.

                              ARTICLE IV

Expenses

The Company shall reimburse Cherry for all reasonable business related expenses incurred by Cherry in the course of his normal duties on behalf of the company. In reimbursing Cherry for expenses, the ordinary and usual business guidelines and documentation requirements shall be adhered to by the Company and Cherry. Cherry shall receive a car allowance of $400 per month.

                                ARTICLE V

Binding Effect

This Agreement shall be binding upon and inure to the benefit of the parties hereto their respective devisees, legatees, heirs, legal representatives, successors, and permitted assigns. The preceding sentence shall not affect any restriction on assignment set forth elsewhere in this Agreement.

                                ARTICLE VI

Arbitration

If a dispute or claim shall arise between the parties with respect to any of the terms or provisions of this Agreement, or with respect to the performance by any of the parties under this Agreement, then the parties agree that the dispute shall be arbitrated in Orange County, California before a single arbitrator, in accordance with the rules of Judicial Arbitration and Mediation Services, Inc./Endispute ("JAMS/Endispute").

                                ARTICLE VII

Notices

Any notice, request, demand, or other communication given pursuant to the terms of this Agreement shall be deemed given upon delivery, if hand delivered or delivered via facsimile, or Forty-Eight (48) hours after deposit in the United States mail, postage prepaid, and sent certified or registered mail, return receipt requested, correctly addressed to the addresses of the parties indicated below or at such other address as such party shall in writing have advised the other party.

If to the Company:

3900 Birch Street, #113
Newport Beach, CA 92660

If to Cherry:

27786 Hidden Trail Road
Laguna Hills, CA 92660

                                 ARTICLE VIII

Assignment

Subject to all other provisions of this Agreement, any attempt to assign or transfer this Agreement or any of the rights conferred hereby, by judicial process or otherwise, to any person, firm, company, or corporation without the prior written consent of the party, shall be invalid, and may, at the option of such other party, result in an incurable event of default resulting in termination of this Agreement and all rights hereby conferred.

                                   ARTICLE IX

Choice of Law

This Agreement and the rights of the parties hereunder shall be governed by and constructed in accordance with the laws of the Sate of California including all matters of construction, validity, performance, and enforcement and without giving effect to the principles of conflict of laws.

                                    ARTICLE X

Jurisdiction

The parties submit to the jurisdiction of the Courts of the State of California or a Federal Court empaneled in the State of California for the resolution of all legal disputes arising under the terms of this Agreement, including, but not limited to, enforcement of arbitration award.

                                    ARTICLE XI

Entire Agreement

Except as provided herein, this Agreement contains the entire agreement of the parties, and supersedes all existing negotiations, representations, or agreements and all other oral, written, or other communications between them concerning the subject matter of this Agreement. There are no representations, agreements, arrangements, or understandings, oral or written, between and among the parties hereto relating to the subject matter of this Agreement that are not fully expressed herein.

                                   ARTICLE XII

Severability

If any provision of this Agreement is unenforceable, invalid, or violates applicable law, such provision, or unenforceable portion of such provision, shall be deemed stricken and shall not affect the enforceability of any other provisions of this Agreement.

                                   ARTICLE XIII

Captions

The captions in this Agreement are inserted only as a matter of convenience and for reference and shall not be deemed to define, limit, enlarge, or describe the scope of this Agreement or the relationship of the parties, and shall not affect this Agreement or the construction of any provisions herein.

                                    ARTICLE XIV

Counterparts

This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

                                    ARTICLE XV

Modification

No change, modification, addition, or amendment to this Agreement shall be valid unless in writing and signed by all parties hereto.

                                   ARTICLE XVI

Waiver

No waiver of any breach, covenant, representation, warranty, or default of this Agreement by any party shall be considered to be a waiver of any other breach, covenant representation warranty or default of this Agreement.

                                   ARTICLE XVII

Interpretation

The terms and conditions of this Agreement shall be deemed to have been prepared jointly by all of the Parties hereto. Any ambiguity or uncertainty existing hereunder shall not be construed against any one of the drafting parties, but shall be resolved by reference to the other rules of interpretation of contracts as they apply in the State of California.

                                  ARTICLE XVIII

Attorneys' Fees

Except as otherwise provided herein, if a dispute should arise between the parties including, but not limited to arbitration, the prevailing party shall be reimbursed by the non-prevailing party for all reasonable expenses incurred in resolving such dispute, including reasonable attorneys' fees.

                                    ARTICLE XIX

Taxes

Any income taxes required to be paid in connection with the payments due hereunder, shall be borne by the party required to make such payment. Any withholding taxes in the nature of a tax on income shall be deducted from payments due, and the party required to withhold such tax shall furnish to the party receiving such payment all documentation necessary to prove the proper amount to withhold of such taxes and to prove payment to the tax authority of such required withholding.

                                    ARTICLE XX

Not for the Benefit of Creditors of Third Parties

The provisions of this Agreement are intended only for the regulation of relations among the parties. This Agreement is not intended for the benefit of creditors of the parties or other third parties and no rights are granted to creditors of the parties or other third parties under this Agreement.

                                ARTICLE XXI

Defense and Indemnity

Should Cherry be sued and/or prosecuted with respect to any act performed as part of his duties of office or any failure to act, then the Company shall defend, indemnify, retain legal counsel and otherwise hold him harmless for costs of defense, settlements, sanctions or awards.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the Effective Date.

"Company"                                      "Cherry"

Internet Business's International


By: /s/  Al Reda                               /s/  Louis Cherry
Al Reda, CEO                                   Louis Cherry

                                 EX-21

                   SUBSIDIARIES OF THE REGISTRANT


LA Internet, Inc., a California corporation

MBM Capital Group, Inc., a Nevada corporation

Allstates Communication, Inc., a Nevada corporation

Global GPP Corp. (80%), a North Carolina corporation (100% owned subsidiary: GPP Hungary Kft, a Hungary corporation)

Guarantee Capital Group, a California corporation

1st2Market, Inc., a Nevada corporation

Global Construction Buying Group, a Nevada corporation