Form 10-Q
period 2001-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2001-11-14
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-20259

                      INTERNET BUSINESS'S INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


            Nevada                                          33-0845463
(State or jurisdiction of incorporation                   ( I.R.S. Employer
            or organization)                             Identification No.)

   4634 South Maryland Parkway, Suite 101, Las Vegas, Nevada            89119
      (Address of principal executive offices)                       (Zip Code)

                 Registrant's telephone number:  (702) 968-0008

         Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No          .

     As of September 30, 2001, the Registrant had 282,736,029 shares of common stock issued and outstanding.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001                   3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               23


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                           26

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           26

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   26

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             27

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         27

     ITEM 5.  OTHER INFORMATION                                           27

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            27

SIGNATURE                                                                 28

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                September 30,      June 30,
                                                      2001           2001
                                      Assets

Cash and cash equivalents                        $   243,893       $   258,019
Accounts receivable, net                             221,555           200,968
Inventories                                          258,700           166,307
Mortgage notes held for sale                       5,914,171         6,929,724
Prepaid expenses and other                            99,073           106,092

   Total current assets                            6,737,972         7,661,110

Property and equipment, net                        2,010,806         1,869,761

Intangible assets, net                             2,434,408         2,543,697

                                                $ 11,182,606       $12,074,588

                        Liabilities and Stockholders' Equity

Accounts payable                                $    573,062       $   559,292
Accrued liabilities                                  114,964            40,963
Revolving line of credit                           5,214,595         6,230,678
Current portion of long-term debt                     10,205            14,048
Deferred revenues                                     38,444            56,966
Other current liabilities                                  0                 0

   Total current liabilities                       5,951,270         6,901,947

Long-term debt                                       323,520         1,168,453

Stockholders' equity:
Preferred stock, par value $100.00 per share;
 1,000,000 shares Authorized: There are no issued
 and outstanding. as of this date.                         0                 0
Common stock, par value $0.01 per share;
 349,000,000 shares authorized; 282,736,029 shares
 issued and outstanding at September 30, 2001 and
 June 30, 2001                                     2,827,360        2,672,360
Additional paid-in capital                         3,669,490        3,669,490
Accumulated deficit                               (1,589,034)      (2,337,662)

Total stockholders' equity                         4,907,816        4,001,188

Total liabilities and stockholders' equity        11,182,606       12,074,588

The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        Three Months Ended
                                                  September 30   September 30
                                                       2001          2000

Revenues                                          $ 30,537,126   $  6,899,937
Cost and expenses:
Cost of revenues                                    28,558,597      6,064,866
Interest expense                                             0          2,726
Selling, general and administration                  1,618,814      1,837,044
Depreciation and amortization                          243,697        242,159

   Total costs and expenses                         30,421,108      8,146,795

(Loss) income from operations                          116,018     (1,246,858)
Other income (expense):
Other income or (expense)                                9,156        308,412
Interest income                                              0         61,142
Other expenses                                             648         (4,241)

   Total other income, net                               8,508        365,313

Income (loss) before minority interest

Minority interest in loss of subsidiaries                    0        (19,658)

Net (loss) income                                      124,526       (861,887)

Net loss (income) per common share                         Nil            Nil

Weighted average number of common shares
 Outstanding                                       277,569,362    189,571,337

The accompanying notes are an integral part of these financial statements

                  INTERNET BUSINESS'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                               September 30       September 30
                                                     2001             2000

Cash Flows From Operating Activities:
Net (loss) income                               $    124,526     $    (861,887)
Adjustments to reconcile net (loss) income
 to net cash (used in) provided by operating
 activities:
Depreciation and amortization                        243,697           242,159
Reserve for loss on notes receivable                  79,960
Reserve for loss on mortgage loans receivable        100,000
Gain on sale of equity investment                          0          (308,412)
Minority interest                                          0           (19,658)
Changes in operating assets and liabilities:
Accounts receivable                                 (221,555)           51,133
Inventories                                         (258,700)                0
Mortgage loans receivable net                       (779,536)          595,677
Prepaid expenses and other                            99,073            26,724
Accounts payable                                     573,062            65,125
Accrued liabilities                                  114,964            18,170
Deferred revenues                                     38,444           (18,061)
Other current liabilities                            (10,205)                0

Net cash (used in) provided by operating
Activities                                           103,730         (209,030)

Cash Flows From Investing Activities:
Purchases of property and equipment                 (141,045)        (247,302)
Investment in intangible assets                     (109,289)               0
Proceeds from sale of investment in company                0          420,562
Investments in companies' stock                            0      (1,025,357)

Net cash used in investing activities                (31,756)       (852,097)

Cash Flows From Financing Activities:
Net repayments under revolving line of credits      (101,660)       (742,407)
Net repayment of long-term debt                            0         115,424
Collection of notes receivable                             0         133,309
Issuance of common stock                              15,500               0

Net cash (used in) provided by financing
Activities                                           (86,160)       (493,674)

Net decrease in cash                                 (14,186)     (1,554,801)

Cash, beginning of period                            258,019       1,661,963

Cash, end of period                                  243,833         107,162

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

Capitalized Computer Software

Capitalized computer software included in intangible and other assets, reflects costs related to purchased Internet websites and related software that are capitalized and amortized on a straight-line basis over periods not exceeding five years. Costs incurred to acquire or upgrade websites and other internal software is capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization expense for first quarter ending September 30, 2001 and fiscal June 30, 2001 was $243,697 and, $324,910 respectively.

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

Revenue Recognition

Revenue is recognized for each of the division as follows:

ISP; for services provided fees paid are recognized as revenue. For design work fees are paid after the work is completed at which time it is reported as revenue. If the work is complete and has not been paid it is a receivable. For services revenue is recognized when paid for the time frame the services are contracted for. If the company hosts or provide internet access on a monthly bases then the revenue is booked as received which is paid in advance of the service actually being rendered. During this quarter ended September 30 2001, the company recorded deferred revenues totaling $38,444.

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

Proforma information (unaudited) for the year ended
June 30, 2000:*                                   Net 2 Loan   Optical Brigade

Revenues                                          $    630,000   $     360,000
Cost of Operations & Expense                      $   (310,000)  $    (150,000)
Net income (loss)                                 $    320,000   $      210,000
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

Proforma information (unaudited) for the year ended
June 30, 2000:*                                             2xtreme

Revenues                                                $   720,000
Cost of Operations & Expense                            $  (600,000)
Net income (loss)                                       $   120,000
Income or (loss) per share                              $       nil

Also in March 2000, the Company acquired 80% of the outstanding shares of Global GPP for $500,000. Global GPP owns a business-to-business website and has strategic agreements with IBM Hungary to market business-to-business services in Eastern Europe.

Proforma information (unaudited) for the year ended
June 30, 2000: *                                         Global GPP

Revenues                                                $ 11,253,224
Cost of Operations & Expense                            $ (5,444,994)
Net income (loss)                                       $  5,808,230
Income or (loss) per share                              $        nil

During this quarter an additional 4,113,871 shares (at 01 per share valued at $41,139) for services.

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

4.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                                  September 30      June 30
                                                        2001          2001

Accounts receivable:
Accounts receivable                                  $  323,375    $  396,977
Less:  allowance for doubtful accounts                   68,675      (196,009)

Accounts receivable, net                             $  258,700    $  200,968

Mortgage loans held for sale:
Mortgage loans held for sale                         $5,994,131    $7,049,096
Less:  allowance for loan losses                         79,960      (119,372)

Mortgage loans held for sale, net                    $5,914,171    $6,929,724

Property and equipment:
Office furniture and equipment                       $   47,531    $   47,155
Machinery and computer equipment                      2,490,071     2,239,781
Leasehold improvements                                   10,026         1,726
Less:  accumulated depreciation                        (536,822)     (418,881)

Property and equipment, net                          $2,010,806    $1,869,781

Intangible assets:
Capitalized software costs, including websites       $1,286,563    $1,270,156
Subscriber member bases                               1,302,118     1,302,118
Others, including customer lists, existing
technology, trade names                                 423,386       423,386
Less:  accumulated amortization                        (577,659)     (451,963)

Intangible assets, net                               $2,434,408    $2,543,697

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

The effective interest rate for the credit lines listed above were as follows per quarter, the interest charge is deducted from the sale proceeds of the funded loans and is booked as a cost of revenue;

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

6.  LONG-TERM DEBT

Long-term debt at June 30, 2001 consists of the following:

                                            Current
                                            Portion       Long-term      Total

Note payable to secured by certain Company
assets, requiring monthly payments of  $6,494,
including interest at 12.25%, due May 5, 2007 $ 40,506    $283,014    $323,520

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

Stock Issuance

At the end of the end of this quarter there were a total number of 282,736,029 common snares issued and outstanding of which 94,582,267 are restricted.

During this quarter ended September 30, 2001, the following shares were issued: 15,500,000 as per employment contract.

The Company had and issued and outstanding 267,236,029 by the end of the previous fiscal year ending June 30, 2001.

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

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date                     Balance       Payment       Interest Paid

June 30, 1999           $1,735,000
Sept. 30, 1999           1,464,754    $  270,246       $  39,037
Dec. 31, 2000            1,194,508       270,246          32,957
March 31, 2000             924,262       270,246          26,876
June 30, 2000              654,009       270,253          20,796

Total                   $  654,009    $1,080,991       $ 119,666

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI,

Date                    Balance       Payment       Interest Paid

June 30, 2000           $ 654,009
Sept. 30, 2000            490,509     $  163,500       $  14,715
Dec. 31, 2000             327,009        163,500          11,036
March 31, 2001            163,509        163,500           7,357
June 30, 2001                   0        163,509           3,679

Total                   $       0     $  654,009       $  36,787

9.  Income Taxes

The provision for income taxes for the first quarter ending September 30 and years ended June 30, 2001 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):

                                               September 30      June 30
                                                    2001          2001

Current income tax expense:
Federal                                        $   42,339       $  269,795
State                                                   0                0
                                                   42,339          269,795
Deferred income tax expense:
Federal                                                 0                0
State                                                   0                0
                                                        0                0

                                                        0                0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                             42,339          269,795
Valuation allowance                               (42,339)        (269,795)
                                                        0                0
Liabilities                                             0                0

Net tax asset or liability                              0                0

Deferred income tax assets consist primarily of net operating loss carry forwards. The Company has provided for a full valuation allowance on the deferred income tax assets as the realization of such benefits are uncertain. Such carry forwards begin to expire beginning in 2004.

For the first quarter ended September 30, 2001 and year ended June 30, 1999, the Company excluded the forgiveness of debt income from taxable income pursuant to Internal Revenue Code Section 108(A)(1)(B) and 108(B).

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

                             $ 214,135

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

                                                  Three Months Ended
                                        September 30            September30
                                             2001                   2000

Full-service ISP
Revenue                                 $ 1,021,100             $     792,572
Operating income                        $   243,651             $     160,474

Mortgage loan originations held for
 resale
Revenue                                  29,334,999                 5,927,079
Operating income                            124,759                  (515,734)

E Commerce (B-to-b/c)
Revenue                                      55,461                         0
Operating income                              1,146                   (99,789)

Marketing (B-to-b/c)
Revenue                                       9,264                   180,286
Operating income                           (190,871)                 (164,226)

Other
Revenue                                     116,302                         0
Unallocated expenses                        (54,159)                 (627,583)

Total
Revenue                                  30,537,126                 6,899,937
Operating income                            124,52 6               (1,246,858)

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

Results of Operations - Comparison of Quarter Ended September 30, 2001 to Quarter Ended September 30, 2000.

(a)  Overall

     Revenues for the first quarter ended September 30, 2001 of $30,537,126 increased approximately 443% when compared with revenues of $6,889,937 in the prior year. This revenue increase is due to the Companies increase in Mortgage Loan originations. The interest rates for the mortgages loans since March of 2001 has remained from the low
6% to high 7% range though the end of September 2001 and it is expected for the rates to remain in this range through out the end of 2001.

     Selling, general and administrative expenses for the first quarter ending September 30 2001 of $1.618 million is a decrease 12% of when compared to the same expenses of $1.837 million for the same time period for the previous fiscal year 2000.

     The resulting profit for the three-month period ended September
30, 2001 of $124,526 was a significant increase when compared to the loss of $861,887 reported for comparable quarter ended September 30, 2000.

(b)  Comparison by Segment

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

     Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                  Three Months Ended
                                             September 30    September30
                                                  2001           2000

Full-service ISP
Revenue                                      $  1,021,100    $   792,572
Operating income                                  243,651        160,474

Mortgage loan originations held for resale
Revenue                                        29,334,999      5,927,079
Operating income                                  124,759       (515,734)

E Commerce (B-to-b/c)
Revenue                                            55,461              0
Operating income                                    1,146        (99,789)

Marketing (B-to-b/c)
Revenue                                             9,264        180,286
Operating income                                 (190,871)      (164,226)

Other
Revenue                                           116,302              0
Unallocated expenses                              (54,159)      (627,583)

Total
Revenue                                        30,537,126      6,899,937
Operating income                                  124,526     (1,246,858)

The results for the ISP service for the first quarter ended
September 30, 2001 of $1,021,100 is and increase of 128% when compared to the same period ended September 30, 2000 of $792,572. The increase is from concentration on the high-speed Internet accesses and increase in web sale activities. The profits of $243,651 for the three months ended September 30, 2001 is a increase of 151.8 % for the same three-month period of the previous fiscal year which reported profits of $160,474. The improvement in the profit margins is due to the fact that the profit margins are greater in the wireless Internet access then the standard dial up access.

The results for the Mortgage originations for the first quarter ended September 30, 2001 of $29,334,999 is and increase of 494.9% when compared to the same period ended September 30, 2000 of $5,927,079. The profits of $124,759 for the three months ended September 30, 2001 is a significant improvement over the same three-month period of the previous fiscal year which reported losses of $515,734. The increase in the revenue is from the improved marketing of the Mortgage division. The profits were due in part to better management and also selling the former Atlas Capital and the start a new mortgage group named Guarantee Funding.

The results for the E Commerce service for the first quarter ended September 30, 2001 of $55,461, which didn't report sales for the same period, ended September 30, 2000 of zero revenue. The profits of $1,146 for the three months ended September 30, 2001 is a significant improvement over the same three-month period of the previous fiscal year which reported a loss of $99,789.

The results for the Marketing for the first quarter ended
September 30, 2001 of $9,264 is and decrease of 194% when compared to the same period ended September 30, 2000 of $180,286. The main reason for the decrease is the decision to stop selling cell phones and begin marketing company products. The losses of $190,871 for the three months ended September 30, 2001 is a increase of 115.8 % for the same three-month period of the previous fiscal year which reported losses of $164,226. The increase in the losses was also due to the change over in the marketing of products.

The results for Other revenue are from a service charge that is generated from the new marketing services that is provided by corporate to its clients. The revenue of $116,302 for this period ended September 30, 2001 is not to be compared to the prior period ended September 30, 2000, which had no reportable revenue. The losses of $54,159 for the three months ended September 30, 2001 is a decrease of $573,424 for the same three-month period of the previous fiscal year which reported losses of $627,583. The reduction in costs is from the reduction in the corporate staff and overhead costs.

Liquidity and Capital Resources.

Net cash provided by the operations of the Registrant was $124,526 for the three months ended September 30, 2001 versus net cash provided by operating activities of ($1,246,858) in the comparable prior year period.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended on September 30, 2001: (a) purchase infrastructure equipment totaling $141,025.

Acquisitions

There were no acquisitions made during the quarter ended
September 30, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following issuances of unregistered securities during the quarter ended September 30, 2001:

     7,750,000 shares of restricted common stock were issued each to Albert Reda and Louis Cherry as a bonus under each of their employment agreements with the Registrant. No commissions or fees were paid in connection with these issuances. All of the above sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided under Rule 506 of Regulation D by the fact that:

     the sales were made to accredited investors as defined in Rule 502;

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-Q as follows

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Internet Business's International, Inc.



Dated: November 12, 2001             By: /s/ Albert R. Reda
                                     Albert R. Reda, Chief Executive Officer

                                EXHIBIT INDEX

Number                           Description

2.1 Agreement and Plan of Merger between the Registrant and Internet Business's International, Inc., a Delaware corporation, dated July 1, 1999 (incorporated by reference to Exhibit 2 of the Form 8-K/A filed on November 22, 1999).

2.2    Agreement and Plan of Merger and Share Exchange among the
       Registrant, Return Assured Incorporated, and IBUI
       Acquisition Corporation, dated June 4, 2001 (incorporated by reference to Exhibit 2.2 of the Form 10-K filed on October 1, 2001).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on December 1, 1999).

3.2    Certificate of Amendment of Articles of Incorporation
       (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on December 1, 1999).

3.3    Certificate of Amendment of Articles of Incorporation
       (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed on May 22, 2000).

3.4    Certificate of Amendment of Articles of Incorporation
       (incorporated by reference to Exhibit 3.4 of the Form 10-Q filed on May 22, 2000).

3.5 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed on December 1, 1999).

4.1    Retainer Stock Plan for Non-Employee Directors and
       Consultants, dated October 1, 1999 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on October 8, 1999).

4.2 Consulting Agreement between the Registrant and Mark Crist, dated October 5, 1999 (incorporated by reference to Exhibit
       4.2 of the  Form S-8 filed on October 8, 1999).

10.1 Purchase Agreement (LA Internet) between the Registrant and Iron Horse Holdings, Incorporated, dated June 10, 1999
       (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on December 1, 1999).

10.2 Purchase Agreement between the Registrant and the Stockholders of MBM Capital Group Inc., dated July 1, 1999
       (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on December 1, 1999).

10.3 Acquisition Agreement (Net 2 Loan) between the Registrant and Lifestyle Mortgage Partners, dated September 15, 1999
       (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on February 22, 2000).

10.4   Purchase Agreement (license) between the Registrant and
       Stockholders of California Land & Home Sale, Inc., dated
       October 1, 1999 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 22, 2000).

10.5   Acquisition Agreement (Optical Brigade) between the
       Registrant and Wade Whitley, dated November 1, 1999
       (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on February 22, 2000).

10.6 Employment Agreement between the Registrant and Al Reda, dated January 1, 2000 (incorporated by reference to Exhibit
       10.6 of the Form 10-K filed on October 1, 2001).

10.7   Employment Agreement between the Registrant and Louis
       Cherry, dated January 1, 2000 (incorporated by reference to
       Exhibit 10.7 of the Form 10-K filed on October 1, 2001).

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

10.12  Stock Purchase Agreement between the Registrant and Atlas
       Capital Corporation, dated April 1, 2000 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on September 27, 2000).

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

10.17  Stock Purchase Agreement between the Registrant, Auction-
       Sales.Com, Inc., and Zahid Rafiq, dated October 19, 2000
       (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed on February 15, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 1, 2001).