Form 10-Q/A
period 2001-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-02-19
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                            COMMISSION FILE NUMBER: 33-43621


                        INTERNET BUSINESS'S INTERNATIONAL, INC.
               (Exact name of registrant as specified in its charter)


              Nevada                                     33-0845463
(State or jurisdiction of incorporation              ( I.R.S. Employer
           or organization)                          Identification No.)

     4634 South Maryland Parkway, Suite 101, Las Vegas, Nevada         9119
            (Address of principal executive offices)               (Zip Code)

                   Registrant's telephone number:  (702) 968-0008

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

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                September 30      June 30
                                                     2001           2001
                                        Assets

Cash and cash equivalents                         $    243,893   $   258,019
Accounts receivable, net                               221,555       200,968
Inventories                                            258,700       166,307
Mortgage notes held for sale                         5,914,171     6,929,724
Prepaid expenses and other                              99,073       106,092

  Total current assets                               6,737,972     7,661,110

Property and equipment, net                          2,010,806     1,869,761

Intangible assets, net                               2,434,408     2,543,697

                                                  $ 11,182,606   $12,074,588

                      Liabilities and Stockholders' Equity

Accounts payable                                  $    573,062   $   559,292
Accrued liabilities                                    114,964        40,963
Revolving line of credit                             5,214,595     6,230,678
Current portion of long-term debt                       10,205        14,048
Deferred revenues                                       38,444        56,966
Other current liabilities                                    0             0

   Total current liabilities                         5,951,270     6,901,947

Long-term debt                                         323,520     1,168,453

Stockholders' equity:
 Preferred stock, par value $100.00 per share;
 1,000,000 shares Authorized: There are no
 issued and outstanding. as of this date.                    0             0
Common stock, par value $0.01 per share; 349,000,000
 shares authorized; 282,736,029 shares issued and
 outstanding at September 30, 2001 and
 June 30, 2001                                       2,827,360     2,672,360
 Additional paid-in capital                          3,669,490     3,669,490
 Accumulated deficit                               ( 1,589,034)   (2,337,662)

  Total stockholders' equity                         4,907,816     4,001,188

   Total liabilities and stockholders' equity     $ 11,182,606   $12,074,588

   The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                   Three Months Ended
                                              September 30     September 30
                                                    2001            2000

Revenues                                      $ 1,984,659      $ 6,899,937
Cost and expenses:
 Cost of revenues                                   6,130        6,064,866
 Interest expense                                       0            2,726
 Selling, general and administration            1,618,814        1,837,044
 Depreciation and amortization                    243,697          242,159

   Total costs and expenses                     1,868,641        8,146,795

(Loss) income from operations                     116,018       (1,246,858)
Other income (expense):
 Other income or (expense)                          9,156          308,412
 Interest income                                        0           61,142
 Other expenses                                       648          (4,241)

   Total other income, net                          8,508          365,313

Income (loss) before minority interest           (881,545)           2,079

Minority interest in loss of subsidiaries               0          (19,658)

Net (loss) income                             $   124,526     $   (861,887)

Net loss (income) per common share                    Nil              Nil

Weighted average number of common shares
 Outstanding                                  277,569,362      189,571,337

 The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Three Months Ended
                                             September 30       September 30
                                                  2001               2000

Cash Flows From Operating Activities:
 Net (loss) income                           $     124,526      $     (861,887)
  Adjustments to reconcile net (loss)
 income to net cash (used in) provided
 by operating activities:
  Depreciation and amortization                    243,697             242,159
  Reserve for loss on notes receivable              79,960
  Reserve for loss on mortgage loans receivable    100,000
  Gain on sale of equity investment                      0            (308,412)
  Minority interest                                      0             (19,658)
Changes in operating assets and liabilities:
  Accounts receivable                             (221,555)             51,133
  Inventories                                     (258,700)                  0
  Mortgage loans receivable net                   (779,536)            595,677
  Prepaid expenses and other                        99,073              26,724
  Accounts payable                                 573,062              65,125
  Accrued liabilities                              114,964              18,170
  Deferred revenues                                 38,444             (18,061)
  Other current liabilities                        (10,205)                  0

Net cash (used in) provided by operating
 Activities                                        103,730           (209,030)

Cash Flows From Investing Activities:
 Purchases of property and equipment              (141,045)          (247,302)
 Investment in intangible assets                   109,289                  0
 Proceeds from sale of investment in company             0            420,562
 Investments in companies' stock                         0         (1,025,357)

Net cash used in investing activities              (31,756)         (852,097)

Cash Flows From Financing Activities:
 Net repayments under revolving line of credits   (101,660)         (742,407)
 Net repayment of long-term debt                         0            115,424
 Collection of notes receivable                          0            133,309
 Issuance of common stock                           15,500                  0

Net cash (used in) provided by financing
 Activities                                        (86,160)          (493,674)

Net decrease in cash                               (14,186)        (1,554,801)

Cash, beginning of period                          258,019          1,661,963

Cash, end of period                                243,833            107,162

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

Change in Revenue Recognition

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loan was booked as revenue upon receipt of those funds by the Company. This has a significant impact of the revenue for the Company, but does not impact the net income
(loss) for the Company.

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

Mortgage loans held for sale are secured by the borrower's mortgaged property. Net proceeds resulting from the sale of mortgages are recognized as revenue on the date the loans are sold to investors.

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

Revenue Recognition

Revenue is recognized for each of the division as follows:

ISP; for services provided, fees paid are recognized as revenue. For design work, fees are paid after the work is completed at which time it is reported as revenue. If the work is complete and has not been paid it is a receivable. For services, revenue is recognized when paid for the time frame the services are contracted for. If the company hosts or provide internet access on a monthly bases then the revenue is booked as received which is paid in advance of the service actually being rendered. During this quarter ended September 30 2001, the company recorded deferred revenues totaling $38,444.

E-commerce: for Auctions normal or reverse, fees are paid upon the completion of the auction and the product is either bought or sold, revenue is reported only upon receipt of funds. For services, revenue is recognized when paid for the time frame the services are contracted for. If we list the company in the directory on monthly bases then we book the revenue as received, which is paid in advance of the service actually being rendered. For products purchased, we report the revenue upon receipt of it for products shipped. If the product is not shipped for any reason then the funds are returned to the buyer and there is no reporting of the funds as revenue.

Lending on line: for real estate loans, revenue is booked according to the net proceeds received from the sale of the funded loans after they are sold. Revenue from fees for loans not funded by the company (brokered loans) are booked upon receipt thereof. For on line leasing, revenue is booked upon receipt of payment for advertising the web site on the net.

Direct Marketing: for products and or services sold, revenue due is either reported as account receivable or as revenue upon receipt of the funds during this fiscal year.

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

4.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                              September 30       June 30
                                                  2001            2001

Accounts receivable:
 Accounts receivable                          $   323,375      $   396,977
 Less:  allowance for doubtful accounts            68,675         (196,009)

Accounts receivable, net                      $   258,700      $   200,968

Mortgage loans held for sale:
 Mortgage loans held for sale                 $ 5,994,131      $ 7,049,096
 Less:  allowance for loan losses                  79,960         (119,372)

Mortgage loans held for sale, net             $ 5,914,171      $ 6,929,724

Property and equipment:
 Office furniture and equipment               $    47,531      $    47,155
 Machinery and computer equipment               2,490,071        2,239,781
 Leasehold improvements                            10,026            1,726
 Less:  accumulated depreciation                 (536,822)        (418,881)

Property and equipment, net                   $ 2,010,806      $ 1,869,781

Intangible assets:
 Capitalized software costs, including
 Websites                                     $ 1,286,563      $ 1,270,156
 Subscriber member bases                        1,302,118        1,302,118
 Others, including customer lists, existing
 technology, trade names                          423,386          423,386
 Less:  accumulated amortization                 (577,659)        (451,963)

Intangible assets, net                        $ 2,434,408      $ 2,543,697

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

Quarter         Prime Rate      Impac      Imperial*      Number of Loans
                                                       Held over 30 Days

Sept. 30 2000      9.50%        10.5%         N/A               0

Dec. 31 2000       9.50%        10.5%         N/A               0

March 31 2001      8.0%          9.0%         9.0%              0

June 30, 2001      6.75%         7.75%        7.75%             0

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

6.  LONG-TERM DEBT

Long-term debt at June 30, 2001 consists of the following:

                                                Current    Long-term   Total
                                                Portion

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

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI:

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

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI:

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

9.  INCOME TAXES

The provision for income taxes for the first quarter ending September 30 and years ended June 30, 2001 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):

                                           September 30      June 30
                                               2001           2001

Current income tax expense:
 Federal                                   $   42,339       $  269,795
 State                                              0                0
                                               42,339          269,795
Deferred income tax expense:
 Federal                                   $        0       $        0
 State                                              0                0
                                                    0                0

                                           $        0       $        0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                     $   42,339       $  269,795
Valuation allowance                           (42,339)        (269,795)
                                                    0                0
Liabilities                                         0                0

Net tax asset or liability                 $        0       $        0

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

Year Ending June 30

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

                                                     Three Months Ended
                                                September 30    September 30
                                                     2001           2000
Full-service ISP
 Revenue                                        $  1,021,100    $    792,572
 Operating income                               $    243,651    $    160,474

Mortgage loan originations held for resale
 Revenue                                        $    782,532    $  5,927,079
 Operating income                               $    124,759    $   (515,734)

E Commerce (B-to-b/c)
 Revenue                                        $     55,461    $          0
 Operating income                               $      1,146    $    (99,789)

Marketing (B-to-b/c)
 Revenue                                        $      9,264    $    180,286
 Operating income                               $   (190,871)   $   (164,226)

Other
 Revenue                                        $    116,302    $          0
 Unallocated expenses                           $    (54,159)   $   (627,583)

Total
 Revenue                                        $  1,984,659    $  6,899,937
 Operating income                               $    124,526    $ (1,246,858)

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

Results of Operations - Comparison of Quarter Ended September 30, 2001 to Quarter Ended September 30, 2000.

(a)  Overall

     Prior to this quarter, the Registrant recognized the gross loan amount funded as revenue; effective July 1, 2001 the Registrant will only recognize the net proceeds received from the sale of that loan when that loan is sold. This change does not affect the net income
(loss) for the period and the net results can be compared to prior periods.

     Revenues for the first quarter ended September 30, 2001 of $1,984,659 decreased approximately 347% when compared with revenues of $6,889,937 in the prior year. This revenue decrease is due to a change in revenue recogination for mortgage loan originations. The interest rates for the mortgages loans since March of 2001 has remained from the low 6% to high 7% range though the end of September 2001 and it is expected for the rates to remain in this range through out the end of 2001.

     Selling, general and administrative expenses for the first quarter ending September 30 2001 of $1.618 million is a decrease 12% of when compared to the same expenses of $1.837 million for the same time period for the previous fiscal year 2000.

     The resulting profit for the three-month period ended September
30, 2001 of $124,526 was a significant increase when compared to the loss of $(861,887) reported for comparable quarter ended September 30, 2000.

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

     Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                    Three Months Ended
                                              September 30      September30
                                                   2001             2000
Full-service ISP
 Revenue                                      $   1,021,100     $   792,572
 Operating income                             $     243,651     $   160,474

Mortgage loan originations held for resale
 Revenue                                      $     782,532     $ 5,927,079
 Operating income                             $     124,759     $  (515,734)

E Commerce (B-to-b/c)
 Revenue                                      $      55,461     $         0
 Operating income                             $       1,146     $   (99,789)

Marketing (B-to-b/c)
 Revenue                                      $       9,264     $   180,286
 Operating income                             $    (190,871)    $  (164,226)

Other
 Revenue                                      $     116,302     $         0
 Unallocated expenses                         $     (54,159)    $  (627,583)

Total
 Revenue                                      $   1,984,659     $ 6,899,937
 Operating income                             $     124,526     $(1,246,858)

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

The results for the Mortgage originations for the first quarter ended September 30, 2001 of $29,334,999 is and increase of 494.9% when compared to the same period ended September 30, 2000 of $5,927,079. This generated $782,532 of revenue for the Registrant. The net income of $124,759 for the three months ended September 30, 2001 is a significant improvement over the same three-month period of the previous fiscal year which reported a loss of $(515,734). The increase in the revenue is from the improved marketing of the Mortgage division. The profits were due in part to better management and also selling the former Atlas Capital and the start a new mortgage group named Guarantee Funding.

The results for the E Commerce service for the first quarter ended September 30, 2001 of $55,461, which didn't report sales for the same period, ended September 30, 2000 of zero revenue. The profits of $1,146 for the three months ended September 30, 2001 is a significant improvement over the same three-month period of the previous fiscal year which reported a loss of $(99,789).

The results for the Marketing for the first quarter ended
September 30, 2001 of $9,264 is and decrease of 194% when compared to the same period ended September 30, 2000 of $180,286. The main reason for the decrease is the decision to stop selling cell phones and begin marketing company products. The loss of $(190,871) for the three months ended September 30, 2001 is a increase of 115.8 % for the same three-month period of the previous fiscal year which reported a loss of $(164,226). The increase in the losses was also due to the change over in the marketing of products.

The results for Other Revenue are from a service charge that is generated from the new marketing services that is provided by corporate to its clients. The revenue of $116,302 for this period ended September 30, 2001 is not to be compared to the prior period ended September 30, 2000, which had no reportable revenue. The loss of $(54,159) for the three months ended September 30, 2001 is a decrease of $(573,424) for the same three-month period of the previous fiscal year which reported a loss of $(627,583). The reduction in costs is from the reduction in the corporate staff and overhead costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest rates. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Registrant's market risk management includes all market risk sensitive financial instruments.

     The Registrant uses several tools and risk management strategies to monitor and address interest rate risk. Such tools allow the Registrant to monitor and evaluate its exposure to these risks and to manage the risk profile of its residual interest portfolio in response to changes in the market risk.

     The Registrant measured the sensitivity of the current value of cost of funds (Prime Rate plus 1.5%) to changes in the mortgage interest rate (bond market plus 1.5%) that the Registrant charges on funded loans, which is reflected with changes in interest rates. The difference in the cost of funds versus the rate the Registrant funded the mortgage loans could have benefited the company because the cost of funds was less the mortgage interest rate, or the Registrant could loss money if the cost of funds was more than the mortgage interest rate.

     The following table summarizes the sensitivity analysis of change in the fair value of the Registrant's cost of funds as compared to the residual interests as of September 30, 2001 and June 30, 2001:

                                                 Change In Fair Value As Of
                                                September 30          June 30
                                                     2001              2001

Prime Rate                                          6.000%             6.750%
Our Cost of Funds                                   1.500%             1.500%
Total                                               7.500%             8.250%

Bond Market                                         4.575%             5.331%
Consumer Cost of Funds                              1.500%             1.500%
Total                                               6.075%             6.831%
Net Impact Benefit (Loss)                          (1.425%)           (1.419)%

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

                               Internet Business's International, Inc.



Dated: February 13, 2002       By: /s/ Albert R. Reda
                               Albert R. Reda, Chief Executive Officer

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