Form 10-Q
period 2001-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-02-19
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     As of December 31, 2001, the Registrant had 282,736,029 shares of common stock issued and outstanding.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 2001 AND JUNE 30, 2001                 3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THREE MONTHS AND SIX MONTHS ENDED
              DECEMBER 30, 2001 AND DECEMBER 30, 2000                   4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                   5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            23

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                        27

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        28

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                28

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          28

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      28

     ITEM 5.  OTHER INFORMATION                                        28

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         28

SIGNATURE                                                              29

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                 December 31       June 30
                                                     2001            2001
                                     Assets

Cash and cash equivalents                        $    274,396     $   258,019
Accounts receivable, net                              293,930         200,968
Inventories                                           287,869         166,307
Mortgage notes held for sale                        6,388,740       6,929,724
Prepaid expenses and other                            201,250         106,092

Total current assets                                7,446,185       7,661,110

Property and equipment, net                         2,175,425       1,869,761

Intangible assets, net                              2,256,211       2,543,697

                                                 $ 11,877,821     $12,074,588

                     Liabilities and Stockholders' Equity

Accounts payable                                 $    575,366     $   559,292
Accrued liabilities                                   101,557          40,963
Revolving line of credit                            5,887,698       6,230,678
Current portion of long-term debt                       8,425          14,048
Deferred revenues                                      13,013          56,966
Other current liabilities                               0                   0

Total current liabilities                           6,586,059       6,901,947

Long-term debt                                        323,520       1,168,453

Stockholders' equity:
Preferred stock, par value $100.00 per share;
 1,000,000 shares
 Authorized: There are no issued and outstanding
 as of this date.                                          0                0
Common stock, par value $0.01 per share; 349,000,000
shares authorized; 282,736,029 shares issued and
outstanding at September 30, 2001 and
 June 30, 2001                                     2,827,360        2,672,360
Additional paid-in capital                         3,669,490        3,669,490
Accumulated deficit                               (1,528,608)      (2,337,662)

Total stockholders' equity                         4,968,242        4,001,188

  Total liabilities and stockholders' equity     $11,877,821      $12,074,588

The accompanying notes are an integral part of these financial statements

                      INTERNET BUSINESS'S INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                              December 31       December 31    December 31    December 31
                                                 2001               2000          2001          2000
Revenues                                      $  2,538,067      $  6,539,850   $  4,522,726   $ 13,439,787
Cost and expenses:
 Cost of revenues                                    5,082         5,108,321         11,212     11,173,187
 Interest expense                                        0                 0              0          2,726
 Selling, general and administration             1,980,051         1,583,242      3,598,865      3,420,286
 Depreciation and amortization                     580,743            47,163        824,440        289,322

  Total costs and expenses                       2,565,876         6,738,726      4,434,517     14,885,521

(Loss) income from operations                      (27,809)         (198,876)        88,209     (1,445,734)
Other income (expense):
 Other income or (expense)                           3,909           102,117         13,065        410,529
 Interest income                                         0           218,018              0        279,160
 Other expenses                                    (6,003)            (1,806)        (6,651)        (6,047)

   Total other income, net                         (2,094)            318,329         6,414        683,642

Income (loss) before minority interest            (29,903)            119,453             0       (762,092)

Minority interest in loss of subsidiaries               0              10,170             0         29,828

Net (loss) income                                  (29,903)            129,623       94,623       (732,264)

Net loss (income) per common                           Nil                  Nil         Nil            Nil

Weighted average number of common
shares  outstanding                            282,736,029          225,539,580  282,736,029   225,539,580


The accompanying notes are an integral part of these financial statements

                        INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                         Six Months Ended
                                                  December 31      December 31
                                                       2001            2000

Cash Flows From Operating Activities:
 Net (loss) income                                $       94,623   $  (732,264)
 Adjustments to reconcile net (loss) income to
 Net cash (used in) provided by operating
 activities:
  Depreciation and amortization                          602,738       289,322
 Reserve for loss on notes receivable                     85,370
 Reserve for loss on mortgage loans receivable           251,900
 Gain on sale of equity investment                             0      (410,529)
 Minority interest                                             0       (29,828)
Changes in operating assets and liabilities:
 Accounts receivable                                    (293,930)       83,316
 Inventories                                            (287,869)            0
 Mortgage loans receivable net                          (501,042)      569,110
 Prepaid expenses and other                              201,250        16,794
 Accounts payable                                        575,366        57,254
 Accrued liabilities                                     101,577        47,005
 Deferred revenues                                        13,013       (16,984)
 Other current liabilities                                     0             0

Net cash (used in) provided by operating activities      842,996      (126,804)

Cash Flows From Investing Activities:
 Purchases of property and equipment                    (245,405)     (292,896)
 Investment in intangible assets                               0             0
 Proceeds from sale of investment in company                   0       559,812
 Investments notes or stocks                                   0    (1,025,357)

Net cash used in investing activities                   (245,405)     (758,441)

Cash Flows From Financing Activities:
 Net repayments under revolving line of credits         (567,028)     (627,784)
 Net repayment of long-term debt                               0       177,740
 Collection of notes receivable                                0        32,182
 Issuance of common stock                                      0             0

Net cash (used in) provided by financing activities     (567,028)     (417,862)

Net decrease in cash                                      30,563    (1,303,107)

Cash, beginning of period                                243,833     1,661,963

Cash, end of period                                      274,396       358,856

The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  DESCRIPTION OF BUSINESS AND CHANGE IN CONTROL

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, after January 1, 1999 began plans to offer Internet based e-commerce services. In April of 1999, the Company announced its first e-commerce site and was engaged in the development, operation and marketing of a number of commercial Internet web sities. The Company currently operates four reporting divisions made up of subsidiaries and or divisions of the Company. The four divisions are as follows:
Lending on Line (which includes real estate loans and equipment leasing), Internet Service Provider (which includes a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and Internet web design and hosting), E-commerce (which includes auction sites, B2C and B2B Internet transaction, and reverse auction sites for Europe and the United States), Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth, and Internet web design and hosting). The Company has more than 40 employees and 6 offices in the US and 1 in Europe and.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, notes receivable and for mortgage loans receivable. Actual results could differ from those estimates.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale, are carried at the lower value of either cost or market value as determined by outstanding commitments from investors. The market value of the loans is based on the note rate and the daily loans yield spread pricing from the bank that is buying the loans. When a loan rate is locked, then a corresponding price or yield is calculated.

Example: note rate of $100,000 with a 7% locked rate from the bank paying a yield premium of 101.00%. The value of the note would then be $101,000. A note rate at 6.875% purchased by the same bank could be valued at pa,r and therefore the market value is $100,000.

Mortgage loans held for sale are secured by the borrower's mortgaged
property.   Net proceeds resulting from the sale of mortgages are
recognized as revenues on the date the loans are sold to investors.

Property and Equipment

Property and equipment is stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. Estimated useful lives range from 3 to 7 years.

Capitalized Computer Software

Capitalized computer software included in intangible and other assets, reflects costs related to purchased Internet websites and related software that are capitalized and amortized on a straight-line basis over periods not exceeding five years. Costs incurred to acquire or upgrade websites and other internal software is capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization expense for second quarter ending December 31, 2001 and fiscal June 30, 2001 was $466,901 and $324,910 respectively.

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

There was no additional paid in capital through the second quarter of this fiscal year ending June 30, 2002.

Revenue Recognition

Revenue is recognized for each of the divisions as follows:

ISP: for services provided fees paid are recognized as revenue. For design work fees are paid after the work is completed at which time it is reported as revenue. If the work is complete and has not been paid, it is a receivable. For services revenue is recognized when paid for the time frame the services are contracted for. If the company hosts or provide internet access on a monthly bases then the revenue is booked as received which is paid in advance of the service actually being rendered. During this quarter ended December 31 2001, the company recorded deferred revenues totaling $13,013.

E-commerce: for Auctions normal or reverse fees are paid upon the completion of the auction and the product is either bought or sold, revenue is reported only upon receipt of funds. For services revenue is recognized when paid for the time frame the services are contracted for. If we list the company in the directory on a monthly basis, then we book the revenue as received, which is paid in advance of the service actually being rendered. For products purchased, we report the revenue upon receipt of it for products shipped. If the product is not shipped for any reason, then the funds are returned to the buyer and there is no reporting of the funds as revenue.

Lending on line; for the real estate loans revenue is booked according to the net proceeds received from the sale of the funded loans after they are sold. Revenue from fees for loans not funded by the company (brokered loans) are booked upon receipt thereof. For the on line leasing, revenue is booked upon receipt of payment for advertising the web site on the net.

Direct Marketing; for products and or services sold revenue due is either reported as accounts receivable or as revenue upon receipt of the funds during this fiscal year

Advertising Expense

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

New Accounting Pronouncement

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair value. SFAS No. 133 is effective for the Company in the third quarter of fiscal 2002. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its financial statements.

3.  ACQUISITIONS AND SERVICE AGREEMENTS

The following notes refer to the Companys acquisitions and service agreements after July 1, 1999, with the exception of the listing of the LA Internet acquisition, which occurred in the prior fiscal year ending June 30, 1999.

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

In August 1999 and November 1999, the Company purchased Net 2 Loan, an on-line loan processing website and Optical Brigade, an on-line sunglass distribution website from the same outside party, respectively. The total purchase price was 5,050,000 (@ $.01 per share valued at $50,500) and 400,000 shares (@ $.01 per share valued at $4,000) of restricted company stock, respectively.

Proforma information (unaudited) for the year
 ended June 30, 2000:*Net                       2Loan         Optical Brigade

Revenues                                        $    630,000  $     360,000
Cost of Operations & Expense                    $   (310,000) $    (150,000)
Net income (loss)                               $    320,000  $     210,000
Income or (loss) per share                      $        nil  $         nil

In December of 1999, the company entered into a service agreement to market the Company services on the Internet for 6,000,000 shares (@ $.01 per share valued at $60,000).

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
Income or (loss) per share                           $         nil

In March 2000, the Company acquired the assets and assumed certain liabilities of Internet 2xtreme, and Internet Service Provider based in Northern California. The total purchase price was $735,000, which consisted of cash of $17,635, restricted company stock amounting to $186,884 (the company issued 124,589 shares based on the current upon a share value of $1.50 per share) and assumption of certain liabilities. In connection with the acquisition, the Company recorded intangible assets of approximately $666,000, which consisted of approximately 4,800 customer accounts, website and workforce-in-place, and are being amortized over 5 years.

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
Loss per share                                             $       (nil)

Other acquisitions occurred during the year ending June 30, 2000 were not deemed to be material transactions. All acquisitions are accounted for under the purchase method of accounting and accordingly, the operations and net assets have been included in the Company's consolidated financial statements from the date of acquisition.

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

In October 5, 2000 the Company acquired the auction web site Sonic Auction for 500,000 (@$.01 per share equals $5,000) shares of restricted stock as per rule 144. The site primarily was a database and a functioning web auction site. Since the web site did not generate revenue at the time of acquisition it did provide an additional database that the Company could use to cross-market other Company products to; therefore a Performa was not developed for this acquisition.

4.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                                 December 31      June 30
                                                      2001          2001

Accounts receivable:
 Accounts receivable                             $   366,250    $   396,977
 Less:  allowance for doubtful accounts             (72,320)       (196,009)

 Accounts receivable, net                        $   293,930    $   200,968

Mortgage loans held for sale:
 Mortgage loans held for sale                    $ 6,474,470    $ 7,049,096
 Less:  allowance for loan losses                    (85,370)      (119,372)

 Mortgage loans held for sale, net               $ 6,388,740    $ 6.929,724

Property and equipment:
 Office furniture and equipment                  $    45,242    $    47,155
 Machinery and computer equipment                  2,801,928      2,239,781
 Leasehold improvements                               10,026          1,726
 Less:  accumulated depreciation                    (681,771)      (418,881)

 Property and equipment, net                     $ 2,175,425    $ 1,869,781

Intangible assets:
 Capitalized software costs, including websites  $ 1,322,518    $ 1,270,156
 Subscriber member bases                           1,302,118      1,302,118
 Others, including customer lists, existing
 technology, trade names                             423,386        423,386
 Less:  accumulated amortization                    (791,811)      (451,963)

 Intangible assets, net                          $ 2,256,211    $ 2,543,697

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

On February 1, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC line provides the Company with an open warehouse credit line (as set forth by IMPAC) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and IMPAC reserves the right to sell the loan and any shortfall remains the liability of the Company. The IMPAC line is secured by the mortgage loans funded with the proceeds of such borrowings. The IMPAC line does not have a stated expiration date but it is terminable by either party upon written notice. Amounts outstanding under the IMPAC line at June 30, 2001 and 2000, were $ 6183,228 and $ 254,217, respectively.

On March of 2001, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through Imperial Warehouse Lending Group ("Imperial"). The Imperial line provides the Company with an open warehouse credit line (as set forth by Imperial) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and Imperial reserves the right to sell the loan and any shortfall remains the liability of the Company. The Imperial line is secured by the mortgage loans funded with the proceeds of such borrowings. The Imperial line does not have a stated expiration date but it is terminable by either party upon written notice. Amounts outstanding under the IMPAC line at June 30, 2001 and 2000, were $ 865,468 and $ 0, respectively.

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

IMPAC Warehouse Lending Group ("IMPAC") stopped funding the Companys loans at end of November 2001, because of the large volume of loans the Company had in processing far exceeded the Companys current line capabilities. Due to this situation the Company applied to PCFS financial services and the company was approved for a new line that will be expandable to meet the Companys funding needs. The terms of this line are the same terms as the previous credit line with IMPAC. This had a negative impact on our staff, and the Company was required to reduce the Guarantee Funding Capital staff to 3 by December 31 2001.

6.  LONG-TERM DEBT

Long-term debt at June 30, 2001 consists of the following:

                                        Current      Long-term     Total
                                         Portion

Note payable secured by certain Company
assets, requiring monthly payments of
$6,494, including interest at 12.25%,
due May 5, 2007                         $   40,506   $ 283,014     $ 323,520

During the fiscal year certain real estate loans defaulted. The Companys subsidiary is making payment to the lender that purchased the defaulted loans. These payments are made at the note rate for each loan. The Company has filed claims with the Companys E&O Insurance carriers. and until the claims are either denied or paid the company lists these debts as long-term debt. These notes total $844,933.

Effective September 1, 2001, the Company sold the subsidiary Atlas Capital and these liabilities are included in the sale.

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

Stock Issuance

At the end of this quarter there were a total number of 282,736,029 common snares issued and outstanding of which 94,582,267 are restricted.

During this quarter ended December 31, 2001  no additional shares were issued.

During the quarter ended September 30, 2001, the following shares were issued: 15,500,000 as per employment contract.

The Company had and issued and outstanding 267,236,029 by the end of the previous fiscal year ending June 30, 2001.

During the quarter ending June 30, 2001 the following shares were issued: 19,499,430 additional for the conversion of the Preferred
Stock  (that were originally issued December 15, 1998) into common stock.

During the quarter ending December 31, 2000, the following shares were issued: 1. 500,000 shares of restricted 144 stock for the acquisition of Sonic Auction.Com and 2. 7,140,406 shares of common stock were issued pursuant to the agreement with the conversion rights of the Preferred Stock issued December 15, 1998, upon the 10 day average of the closing bid price prior to the conversion date.

During the quarter ending March 31, 2001 the following shares were issued; 18,981,080 in exchange for Preferred Stock that was originally issued December 15, 1998.

During March 2000, the Company issued 7,000,000 shares of common stock through a private placement transaction, resulting in net proceeds to the Company of $3,382,560.

The Company also issued 6,422,667 and 8,000,000 shares of Company stock in connection with the acquisition of businesses or net assets during the fiscal years ended June 30, 2000, and 1999, respectively. The Company also issued 30,389,449 and 11,242,790 shares of Company stock in connection with services provided or rendered during the fiscal years ended June 30, 2000 and 1999, respectively.

Preferred Stock

On December 15, 1998, the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI"), a privately held company that in which officers or family members of the officers of the Company have minority stock ownership. This agreement consisted of for IHHI to purchase 23,900 shares of the Company's preferred stock with a par value of $100.00 per share, in exchange for a promissory note receivable from IHHI in the amount of $2,500,000. The difference between the par value of the shares and the purchase price is treated as additional paid-in-capital. Shares purchased under the agreement are to be issued to IHHI or its designee. The promissory note receivable bear interest at 9% per annum and is secured by a blanket security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under the agreement directly to the shareholder(s) of record at the time such payment is due. During the fiscal year ending June 30, 2001, the company-received payment in full on the note executed by IHHI, also during this fiscal year IHHI converted the preferredstock into common stock. There are no preferred shares issued and or outstanding as of this date.

During Fiscal June 30, 2000, the Company received the following payments on the note executed by IHHI:

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

9.  INCOME TAXES

The provision for income taxes for the second quarter ending December 31 and years ended June 30, 2001 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):

                                               December 31      June 30
                                                    2001          2001

Current income tax expense:
 Federal                                        $   30,930     $  269,795
 State                                                   0              0
                                                    30,930        269,795
Deferred income tax expense:
 Federal                                        $        0     $        0
 State                                                   0              0
                                                         0              0

                                                $        0     $        0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                          $   30,930     $  269,795
Valuation allowance                                (30,930)      (269,795)
                                                         0              0
Liabilities                                              0              0

Net tax asset or liability                      $        0     $        0

Deferred income tax assets consist primarily of net operating loss carry forwards. The Company has provided for a full valuation allowance on the deferred income tax assets as the realization of such benefits are uncertain. Such carry forwards begin to expire beginning in 2004.

For the second quarter ended December 31, 2001 and year ended June 30, 2001, the Company excluded the forgiveness of debt income from taxable income pursuant to Internal Revenue Code Section 108(A)(1)(B) and 108(B).

10.  COMMITMENTS

The Company leases all of its offices, and the Company moved several of its offices during the first quarter of this fiscal year. This has reduced the Companys monthly obligations for several locations during the 2nd quarter of this fiscal year. The future minimum rental commitments at December31, 2001 under these leases are as follows:

Corporate Headquarters         4634 S. Maryland Pky, Suite 107, Las Vegas, Nev.
                               89119
                               $2451 per month ending 6-02 total $44,118
West Coast Headquarters        3900 Birch Street, Suite 103, Newport
                               Beach, Ca. 92660
                               $2100 per month ending 3-02  total $31,500
International Headquarters     3 Boicho Voivoda str., 1024 Sofia,
                               Bulgaria  (monthly)

Guarantee Capital Group, a Corp 18004 SkyPark Ci. Suite 170, Irvine, Ca. 92614
                              $4500 per month ending 9-03 total $90,000
LA Internet, Inc.             550 Carson Plaza Drive Suite 127, Carson. Ca
                              90746
                              $2250 per month ending 12-04 $78,750
                              725 Main St. Suite 12, Woodland, Ca. 95695
                              $1270 per month ending 11-03 total $43,180
E Commerce                    1077 Goodman Rd., Hornlake, Mississippi 38637
                              $1400 per month ending 9-04 total $46,200

Several of these locations house  more then one subsidiary.
The commitment for the Company based upon the aforementioned leases for the remaining quarters of this fiscal year is $83,826.
The Company also houses equipment at several co-location facilities.

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

Full service Internet service provider serves customers requiring Internet access in the western United States through dial-up, high-speed wireless, web hosting and web design. Mortgage banking business includes online mortgage loan origination, processing, servicing and resales. Business-to-business provider primarily provides reverse auction services to foreign companies wishing to purchase materials and supplies in the United States. Business-to-consumer provider primarily consists of cellular phone service origination fees and sales.

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

                                                       Six Months Ended
                                                  December 31     December 31
                                                      2001             2000

Full-service ISP
Revenue                                          $   2,166,014  $  1,402,448
Operating income                                 $     594,286  $    257,676
Mortgage loan originations held for resale
Revenue                                          $   1,800,359  $ 11,173,276
Operating income                                 $     290,619  $   (548,318)
E Commerce (B-to-b/c)
Revenue                                          $      99,846  $     42,816
Operating income                                 $     (46,982) $   (134,630)
Marketing (B-to-b/c)
Revenue                                          $       9,973  $     457,862
Operating income                                 $    (345,836) $    (335,065)
Other
Revenue                                          $     446,534  $     363,385
Unallocated expenses                             $    (397,464) $      28,073
Total
Revenue                                          $   4,522,726  $  13,439,787
Operating income                                 $      94,623  $    (732,264)

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

As of December 31, 2000, the Company received payments of $559,812 and the Company released 149,283 shares of PMCC stock that it owned. If PMCC is not actively trading within six months of the agreement, the Company will issue to the Buyer the equivalent number of shares of stock of the Company. PMCC has been actively trading as of January 19, 2001, and the gain on the sale of the PMCC stock of $410,529 has been included in revenues for the period ending December 31, 2000.

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

Current Operations

The Registrant currently operates four reporting divisions:

Corporate Headquarters    4634 S. Maryland Pky, Suite 107 Las Vegas, Nev. 89119
West Coast Headquarters   3900 Birch Street, Suite 103, Newport Beach, Ca 92660
International Headquarters 3 Boicho Voivoda str., 1024 Sofia, Bulgaria

(1)  ISP (which includes a national dial-up ISP: a wireless high speed ISP in Las Vegas, NV, Moreno Valley, CA, and Woodland, CA;
     and Internet web design and hosting businesses.)
     LA Internet, Inc       550 Carson Plaza Drive Suite 127, Carson. Ca. 90746
     dba  BeyonDSL          4634 S Maryland Pkwy, Suite 107, LV, NV 89119
                            725 Main St. Suite 12, Woodland, Ca. 95695

(2)  Mortgage Loan On-line Lending (which includes real estate loans and equipment leasing.)
     Guarantee Capital Group, a Corp.  18004 SkyPark Ci. Suite 170 Irvine Ca.
     92614

(3)  Marketing (which includes the direct marketing of long
     distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth.)
     First 2 Market          4634 S Maryland Pkwy, Suite 107, LV, NV 89119

(4)  E Commerce (which includes auction sites, B2C and B2B
     eCommerce, and reverse auction sites for Europe and the United
     States),
     Ace Optics                  1077 Goodman Rd., Hornlake, Mississippi 38637

The Registrant employee over 40 people and has 7 offices, six offices in the US and one in Europe

Results of Operations - Comparison of Quarter Ended December 31 2001 to Quarter Ended December 31, 2000.

(a)  Overall

Prior to July 1, 2001, the Registrant recognized the gross loan amount funded as revenue; effective July 1, 2001 the Registrant will only recognize the net proceeds received from the sale of that loan when that loan is sold. This change does not affect the net income
(loss) for the period and the net results can be compared to prior periods.

Revenues for the second quarter ended December 31, 2001 of $4,522,726, which is a decrease of approximately 296% when compared with revenues of $13,439,787 in the prior year. This revenue decrease is mainly due to the change in accounting methods of booking revenue.

Selling, general and administrative expenses for the second quarter ended December 31, 2001 of $3,598,865 is an increase 3% of when compared to the same expenses of $3,420,286 for the same time period for the previous fiscal year 2000.

The resulting profit for the six month period ended December 31, 2001 of $94,623 was a significant increase when compared to the loss of ($732,264) reported for comparable quarter ended December 31, 2000. The Registrant has concentrated on reducing cost and increasing revenue.

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

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:
                                                          Six Months Ended
                                                  December 31        December31
                                                     2001              2000

Full-service ISP
Revenue                                           $  2,166,014     $ 1,402,448
Operating income                                  $    594,286     $   257,676
Mortgage loan originations held for resale
Revenue                                           $  1,800,359     $11,173,276
Operating income                                  $    290,619     $  (548,318)
E Commerce (B-to-b/c)
Revenue                                          $      99,846     $    42,816
Operating income                                 $     (46,982)    $  (134,630)
Marketing (B-to-b/c)
Revenue                                          $       9,973     $   457,862
Operating income                                 $    (345,836)    $  (335,065)
Other
Revenue                                          $     446,534     $   363,385
Unallocated expenses                             $    (397,464)    $    28,073
Total
Revenue                                          $   4,522,726     $13,439,787
Operating income                                 $      94,623     $  (732,264)

The results for the ISP service (see locations and services listed in Current Operations) for the second quarter ended December 31, 2001 of $2,166,014 is and increase of 154% when compared to the same period ended December 31, 2000 of $1,402,448. The increase is from concentration on the high-speed Internet accesses and increase in web sale activities. The profits of $594,2286 for the six months ended December 31, 2001 is a increase of 231 % for the same period of the previous fiscal year which reported profits of $257,676. The improvement in the profit margins is due to the fact that the profit margins are greater in the wireless Internet access then the standard dial up access.

The results for the Mortgage Division were impacted by the following reasons:

(a)  The change in the way revenue is recorded; and

(b) The Mortgage Division generated over $16,000,000 of mortgage loans that were due to be funded in the last 2 months of the quarter. The IMPAC funding line was at capacity which prevented the Registrant from funding those loans and resulted in the Registrant obtain a different funding line with PCFS in December 2001. This new line didn't become operational in time to save the $16,000,000 of loans that were approved and ready to fund. This resulted in the Registrant reducing its personnel in that division from over 23 to just 3 by the end of the second quarter.

The results for Mortgage Originations (see location and services listed in Current Operations) for the second quarter ended December 31, 2001 of $1,800,359 which is a decrease of 494.9% when compared to the same period ended December 31, 2000 of $11,173,276. The profits of $290,619 for the six months ended December 31, 2001 is a significant improvement over the same six-month period of the previous fiscal year which reported losses of ($548,318).

The results for the E Commerce (see location and services listed in Current Operations) for the second quarter ended December 31, 2001 of $99,846 which was an increase in sales for the same period, ended December 31, 2000 of $42,816. The loss of ($46,982) for the six months ended December 31, 2001 is an improvement over loss for the same period of the previous fiscal year, which reported a loss of ($99,789). The Registrant plans to continue this division's operation and anticipates it becoming profitable by the end of this fiscal year.

The results for the Marketing (see location and services listed in Current Operations) for the second quarter ended December 31, 2001 of $9,264 is and decrease of 459% when compared to the same period ended December 31, 2000 of $457,862. The main reason for the decrease was the decision to stop selling cell phones and began marketing Registrant products. The losses of ($345,836) for the same period are an increase of 9.8 % for the same period of the previous fiscal year, which reported losses of ($335,065). The increase in the losses was also due to the change over in the marketing of products. The Registrant currently does not use other means of informing the consumer about the products and services that the Registrant offers other then the Internet. The Registrant feels that Direct Marketing is the most effective means to market it's products and services to the non Internet Consumer. The Registrant is still trying to develop an effective direct marketing program.

The results for Other Revenue are from a service charge that is generated from the new marketing services that is provided by corporate to its clients. The revenue of $446,534 for this period ended December 31, 2001, is not to be compared to the prior period ended December 31, 2000, which revenue of 363,385 from sources other then the current marketing services. The losses of ($397,464) for the six months ended December 31, 2001 is a decrease from the profits of $28,073 reported for the same six month period of the previous fiscal year.

Liquidity and Capital Resources.

Net cash provided by the operations of the Registrant of $94,623 for the six months ended December 31, 2001, is a significant improvement when compared to the net cash provided by operating activities of ($732,262) in the comparable prior year period. The Registrant plans on expanding its wireless Internet services at an increased rate and therefore it is considering additional sources for raising capital for this expansion. The increased rate for expansion is due to the greater then expected increase in demand for the wireless Internet services in both Las Vegas, Nevada and Woodland, California. The Mortgage Division will be in the process of rebuilding during the 3rd Quarter and will not a substantial conrtibuter during that quarter as it has been in the past. The Company has sufficient Capital to rebuild the Mortgage Division during third quarter and expect it to be profitable again in the 4th Quarter of this fiscal year.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended on December 31, 2001: purchase infrastructure equipment totaling $245,405.

Acquisitions

There were no acquisitions made during the quarter ended December
31, 2001.

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

     The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual interests as of December 31, 2001 and September 30, 2001:

                                               Change In Fair Value As Of:

                                               December 31     September 30
                                                  2001             2001

Prime Rate                                         4.750%          6.000%
Our Cost of Funds                                  1.500%          1.500%
Total                                              6.250%          7.500%

Bond Market                                        4.900%          4.575%
Consumer Cost of Funds                             1.500%          1.500%
Total                                              6.400%          6.075%

Net Impact Benefit (Loss)                          0.150%         (1.425)%

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     The Registrant on March 2, 2001 filed an action in the United
States District Court, Central District of California against Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust
(Case Number SA CV 01-268 DOC (Eex)) for rescission of the purchase of the PMCC stock and return of the $1,006,857. On August 16, 2001
Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action in the United States District
Court, Southern District of New York against the Registrant (Case
Number CV 01-7637), for the balance of the contract in the amount of $2,191,143. Each side has filed an answer to the complaints. The
Registrant intends to contest this matter vigorously. Management cannot take any position at this time as to the likely outcome of the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not issue any unregistered securities during the quarter ended December 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-Q as follows

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