Form 10QSB
period 2002-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-05-21
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of March 31, 2002, the Registrant had 343,486,029 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 2002 AND JUNE 30, 2001                    3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                         4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                         5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            22

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                        26

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        27

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                27

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          27

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      27

     ITEM 5.  OTHER INFORMATION                                        27

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         27

SIGNATURE                                                              28

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                    March 31     June 30
                                                      2002         2001
                                      ASSETS

Cash and cash equivalents                           $  188,587  $  258,019
Accounts receivable, net                               185,653     200,968
Inventories                                            258,340     166,307
Mortgage notes held for sale                           663,421   6,929,724
Prepaid expenses and other                              34,686     106,092
Total current assets                                 1,330,687   7,661,110

Property and equipment, net                          2,249,535   1,869,781
Intangible assets, net                               2,045,296   2,543,697
Total Other Assets                                   4,294,831   4,413,478

Total Assets                                        $5,625,518 $12,074,588

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $  703,278  $  559,292
Accrued liabilities                                    103,060      40,963
Revolving line of credit                                     0   6,230,678
Current portion of long-term debt                       29,008      14,048
Deferred revenues                                       33,722      56,966
Total current liabilities                              869,068   6,901,947

Long-term debt                                         453,520   1,168,453
Total Liabilities                                    1,322,588   8,070,400

Stockholders' equity:
Preferred stock, par value $100.00 per share;
 1,000,000                                                   0           0
 shares authorized; 0 issued and outstanding
 respectively as of March 31,2002 and June 30, 2001
Common stock, par value $0.001 per share;
 349,000,000                                         2,827,360   2,672,360
 shares authorized; 343,486,029, of which
 60,750,000 held in escrow and 221,115,113 shares
 issued and outstanding respectively as of
 March 31,2002 and June 30, 2001
Additional paid-in capital                           3,669,490   3,669,490
Accumulated deficit                                 (2,193,920) (2,337,662)
Total stockholders' equity                           4,302,930   4,004,188

  Total liabilities and stockholders' equity         5,625,518  12,074,588

  The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                March 31       March 31        March  31      March 31
                                                  2002           2001             2002          2001
Revenues                                       $    880,950   $  2,364,213     $ 5,403,676   $  4,663,943
Cost and expenses:
 Cost of revenues                                    26,436         28,242         37,648          61,372
 Selling, general and admin.                      1,026,913      1,583,957       4,625,778      5,006,969
 Depreciation and amortization                      492,913         53,403       1,317,353        342,725

   Total costs and expenses                       1,546,262      1,665,602       5,980,779      5,411,066

(Loss) income from operations                     (665,312)        698,611        (577,103)      (747,123)

Other income (expense):
 Gain on sale of equity investments                      0               0               0        410,529
 Interest income                                         0          187,508         13,065        466,668
 Other expenses                                          0           (4,370)        (6,651)       (10,417)
   Total other income, net                                          191,878          6,414        887,614

Income (loss) before minority interest            (665,312)         890,489       (570,689)       140,491

Minority interest in loss of sub                         0                0                       (29,828)

  Net (loss) income                               (665,312)         890,489       (570,689)       110,663

Net loss (income) per common share                     Nil              Nil             Nil           Nil

Weighted average number of common
shares outstanding                             282,736,029       234,271,919    282,736,029   234,271,919


The accompanying notes are an integral part of these financial statements

                        INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                       Nine Months Ended
                                                   March 31          March 31
                                                      2002             2001

Cash Flows From Operating Activities:
 Net (loss) income                                 $    (570,689)   $  110,663
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                          502,625       342,725
  Reserve for loss on notes receivable                         0             0
  Reserve for loss on mortgage loans receivable                0             0
  Gain on sale of equity investment                            0      (410,529)
  Minority interest                                            0       (29,828)
Changes in operating assets and liabilities:
 Accounts receivable                                    (185,653)      151,648
 Inventories                                            (258,340)      129,300
 Mortgage loans receivable net                          (663,421)      730,764
 Prepaid expenses and other                               34,686       382,794
 Accounts payable                                        703,278       292,310
 Accrued liabilities                                     103,060       665,976
 Deferred revenues                                       (33,722)     (294,481)
 Other current liabilities                                     0             0
Net cash (used in) provided by operating activities     (368,176)    2,071,342

Cash Flows From Investing Activities:
 Purchases of property and equipment                     (92,110)     (828,600)
 Investment in intangible assets                               0    (1,190,632)
 Proceeds from sale of investment in company                   0       559,812
 Investments notes or stocks                                   0      (894,707)

Net cash used in investing activities                     (92,110)  (2,354,127)

Cash Flows From Financing Activities:
 Net repayments under revolving line of credits           504,477   (1,458,110)
 Net repayment of long-term debt                         (130,000)     450,884
 Collection of notes receivable                                 0      293,936
 Issuance of common stock                                       0            0

Net cash (used in) provided by financing activities       374,477     (713,290)

Net decrease in cash                                      (85,809)    (996,075)

Cash, beginning of period                                 274,396    1,661,963

Cash, end of period                                       188,587      665,888

The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  Description of Business and Change in Control

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company or IBUI") was in the food product manufacturing business formerly known as, International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, after January 1, 1999 began plans to offer Internet based e-commerce services. In April of 1999, the Company announce its first e-commerce site and was engaged in the development, operation and marketing of a number of commercial activities. The Company currently owns and operates four reporting segments made up of subsidiaries and or divisions. The four divisions are as follows: Lending on Line (which includes real estate loans and equipment leasing), Internet Service Provider (which includes a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and Internet web design and hosting), E-commerce (which includes auction sites, B2C and B2B Internet transaction, and reverse auction sites for Europe and the United States), Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth), and Internet web design hosting). The Company has 6 offices in the US and 1 in Europe and more than 40 employees.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

The Company's consolidated financial statement include Global GPP Corp., an 80% owned which operated March 2000 to March 2001, when it ceased operations. The financial information of Global was included in the E Commerce section of the Company's financial statements, along with the Company's other E Commerce activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances, doubtful accounts, notes receivable, and for mortgage loans receivable. Actual results could differ from those estimates.

Change in Revenue Recognition

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loans were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company.
This financial statement has revised figures for June 30, 2001 and March 31, 2001, which incorporates the changes of revenue recognition for the Mortgage Division.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year classification.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Mortgage Loans Held for Sale

Loans held for sale include originated mortgage loans intended for sale in the secondary market. Loans held for sale are recorded at the lower of aggregate cost or fair value.

Interest Accrual

Accrued interest ceases upon sale of the Mortgage Loan.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate.

SFAS 134 requires mortgage banking enterprises to classify securities as held-to-maturity, trading, or available-for-sale, depending on the entity's intent and ability to hold the securities. If the mortgage banking enterprise commits to sell a mortgage-backed security before or during the securitization process, the entity must classify the security as trading.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three to five years for computers and computer related equipment and five to seven years for other non-computer furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the lease, ranging from one to ten years.

Intangible Assets

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, IBUI undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of June
30, 2001. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued.
Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issues exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

Additional Paid In Capital

As of the end of March 2000, the Company issued an additional
7,000,000 shares of common stock in a private placement to a qualified investor that provided to the Company $3,382,560.

From March 2000 through the end of this quarter ending March 31, 2002 there was no additional paid in capital.

Revenue Recognition

IBUI recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibles is probable.

For ISP services, these criteria are met monthly as our service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees; any associated equipment revenues for the Internet appliance and wireless access services provided as part of the company's marketing initiative and equipment fees. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, fixed wireless, and dedicated circuit services, installation, termination fees and fees for equipment. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Advertising, content and electronic commerce revenues are recorded as earned.

For lending on line, revenue principally represents closed-loan fees paid by Lenders that closed loans for consumers that originated through our Websites, for example, net2loan.net. Closed-loan fees are recognized at the time the lender reports the closed loan to us. Additional revenue is derived from on line leasing, and is recognized as the services are performed.

Revenue from direct marketing - Fees are earned from products and or services sold are only recognized as revenue upon receipt of those funds.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Investments and Hedging Activities. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

3.  Business Combinations

The Company's business combinations have been accounted for using the purchase method, and, accordingly, the total purchase price of each acquired company was allocated to the tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the closing date of the acquisition. The excess purchase price over the fair values is recorded as goodwill. Results of operations for the acquired companies are included prospectively from the date of acquisition.

In February 2002 the Company announced that it plans to spin-off the Global Construction Buying Group to its shareholders by the end of 2002.

In January 2002 the Company decided to sell its E Commerce division and its Mortgage Banking subsidiary, and as of May 2002, has not finalized these sales.

In September 2001 the Company started Guarantee Capital Group. ("Guarantee") which acquired the computer, furniture and processing equipment from the new owner of Atlas Capital Corporation for $30,000.
In November 2001 Guarantee had exceeded the capacity of its mortgage banking line. This prevented Guarantee from funding the balance of its processed loans and in December 2001, 20 its 24 employees were laid off. Guarantee has a new credit facility and is in the process of rebuilding its staff, which should take place before the end of June 2002.

In September 2001 the Company started a new marketing subsidiary, 1st2
Market Incorporated and ceased operating its predecessor Allstates Communications Inc. The new subsidiary will only market the Company's products whereas Allstates marketed cell phones for cellular phone companies.

In March 2001 IBUI ceased to operate Global GPP Corporation and closed its corresponding operation in Europe. The Company started a new corporation, which is a wholly owned subsidiary, Global Construction Buying Group, whose main asset is the equipment acquired from Global GPP Corporation.

In October 2000 IBUI signed an acquisition agreement with Auction-Sales.Com. The Company invested $180,000 in the Auction-Sales.Com and in December 2000 rescinded the acquisition due to undisclosed debts. The Company is currently suing for the return of the funds and believes that if it prevails the debt could be collected.

In October 2000 IBUI acquired the auction web site operations of Sonic Auction Company for a purchase price of approximately $5,000. With this acquisition, the Company acquired a database and a functioning web auction site. The Company issued 500,000 shares of restricted common stock, to acquire Sonic Auction Company. This site ceased operation in March of 2001.

During the quarter ended September 2000, the Company issued 4,113,871 shares of restricted common stock for services valued at $41,139.

In April 2000 IBUI acquired all the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 shares of restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference of was recorded as intangible assets related to acquisition of trade names, websites, workforce-in-place and is being amortized over 5 years. In August 2001 the Company sold Atlas Capital Corporation with its assets and liabilities.

In March 2000 the Company acquired the assets and assumed certain liabilities of Internet 2xtreme, an Internet Service Provider based in northern California. The total purchase price was $735,000, which consisted of cash of $17,635 and 124,589 shares of restricted common stock valued at $186,888. In connection with the acquisition, the Company recorded intangible assets of approximately $666,000, which consisted of approximately 4,800 customer accounts, website and workforce-in-place, which are being amortized over 5 years.

In March 2000 the Company acquired 80% of the outstanding shares of Global GPP Corporation for $500,000. Global GPP owns a business-to-business website, equipment and its strategic agreements with IBM Hungary to market business-to-business services in Eastern Europe.

In February 2000 the Company acquired the assets and assumed certain liabilities of Direct Communications, Inc., a wireless communications company. In addition to assuming certain liabilities, the Company paid cash of $80,000 and issued 30,000 shares of restricted common stock valued at $300. Intangible assets purchased totaled $265,000, consisting of customer lists, website and workforce-in-place and is being amortized over 5 years. These assets and liabilities were transferred to the newly formed and wholly owned subsidiary of the Company, Allstates Communications Inc.

In December 1999 the Company entered into a service agreement to market its services on the Internet for 6,000,000 shares of common stock valued at $60,000.

In November 1999 the Company acquired an E Commerce website Optical Brigade, an on-line sunglass distribution website, for 5,050,000 shares of restricted common stock valued at $50,500.

In August 1999 the Company acquired the website Net 2 Loan, an on-line loan processing website for 400,000 shares of restricted common stock valued at $4,000.

In July 1999 the Company acquired MBM Capital Group for $72,000 and 112,667 shares of restricted common stock valued at $1,127. MBM was sold during the fiscal year of acquisition for a $150,000 note. After the sale MBM ceased operations and the Company considers the note valueless.

In June 1999, the Company acquired the assets of L.A. Internet, a southern California-based Internet Service Provider, which included customer accounts, trade name, websites, etc. for $545,000 in exchange for a reduction of the Note Receivable from Iron Horse Holdings, Inc. (see Preferred Stock, Note 8).

4.  Certain Financial Statement Information

                                                 March  31          June 31
                                                    2002              2001

Accounts receivable:
 Accounts receivable                             $   378,026      $   396,977
 Less:  allowance for doubtful accounts             (192,373)        (196,009)

Accounts receivable, net                         $   185,653      $   200,968

Mortgage loans held for sale:
 Mortgage loans held for sale                    $   750,000      $ 7,049,096
 Less:  allowance for loan losses                    (86,579)        (119,372)

 Mortgage loans held for sale, net               $   663,421      $ 6,929,724

Property and equipment:
 Office furniture and equipment                  $    59,901      $    47,155
 Machinery and computer equipment                  3,154,874        2,239,781
 Leasehold improvements                                    0            1,726
 Less:  accumulated depreciation                    (965,240)        (418,881)

 Property and equipment, net                     $ 2,249,535      $ 1,869,781

Intangible assets:
 Capitalized software costs, including websites  $ 1,279,763      $ 1,270,156
 Subscriber member bases                           1,302,118        1,302,118
 Others, including customer lists, existing
 technology, trade names                             423,386          423,386
 Less:  accumulated amortization                    (959,971)        (451,963)
 Intangible assets, net                          $ 2,045,296      $ 2,543,697

5.  Revolving Lines of Credit

The Company had a master mortgage loan warehousing agreement (credit facility) with a lender that provided a maximum of $5,000,000 under specified conditions to fund residential mortgages to customers. The residential loans serve as collateral, and funds are advanced up to 98% of the unpaid principal amount of the qualified mortgage loan granted to the customer. The credit facility bears interest at the Prime Rate (9.5% at June 30, 2000) plus 1.0% for loans outstanding for 60 days or less. The interest rate increases to Prime Rate plus 4.0% for loans outstanding between 60 and 120 days, and increases to Prime Rate plus 6.0% for amounts outstanding over 120 days. At June 30, 2001 and 2000, amounts outstanding under the credit facility were $0 and $2,579,346, respectively. Subsequent to June 30, 2000, the credit facility was amended to reduce the maximum available facility to $3,500,000, and the Company did not renew the line when it came up for renewal during the fiscal year ending June 30, 2001.

On February 1, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC line provides the Company with an open warehouse credit line (as set forth by IMPAC) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and IMPAC reserves the right to sell the loan and any shortfall remains the liability of the Company. The IMPAC line is secured by the mortgage loans funded with the proceeds of such borrowings. The IMPAC line does not have a stated expiration date but is terminable by either party upon written notice. Amounts outstanding under the IMPAC line at June 30, 2001 and 2000 were $6,183,228 and $254,217, respectively.

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

In addition, the Company has a bank line of credit that provides for maximum borrowings up to $125,000. The line of credit is personally secured by certain officers of the Company, and currently bears interest at 11.5% at June 30, 2000 and is due on August 31, 2000. The outstanding balance against the line of credit as of June 30, 2001 and 2000 were $ 0 and $125,000, respectively. The Company paid off the line of credit during the fiscal year ending June 30, 2001, because it was no longer required.

All credit facilities and bank line of credit require the Company to maintain certain financial ratios and adhere to specific non-financial requirements. At June 30, 2001, the company was in compliance with the various covenants contained in the above agreements.

In December 2001, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through PCFS Financial Services (PCFS). The PCFS line provides the Company with an open warehouse credit line (as set forth by PCFS) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and PCFS reserves the right to sell the loan and any shortfall remains the liability of the Company. The PCFS line is secured by the mortgage loans funded with the proceeds of such borrowings. The PCFS line does not have a stated expiration date but is terminable by either party upon written notice.

Amounts outstanding under the IMPAC line at June 30, 2001 were $7,049,096. The amounts outstanding for the IMPAC and the PCFS lines at March 31, 2001 and 2002 were $6,024,895 and 0 respectively.

The effective interest rate for the credit lines listed above were as follows per quarter, the interest charge is deducted from the sale proceeds of the funded loans and is booked as a cost of revenue;

Quarter          Prime Rate     Impac    Imperial/PCFS     Number of Loans
                                                            Held over 30 Days

Mar. 31, 2002      4.75%         5.75%       5.75%                  0
Dec. 31, 2001      4.75%         5.75%       5.75%                  0
Sept. 30, 2001     6.00%         7.00%       7.00%                  0
June  30, 2001     6.75%         7.75%       7.75%                  0

* Imperial line not in use after September 2001. PCFS line not in use prior to December 2001.

6.  Long-Term Debt

Long-term debt at June 30, 2001 consists of the following:

                                               Current    Long-term    Total
                                               Portion
Note payable to secured by certain Company
assets, requiring monthly payments of $6,494,
including interest at 12.25%, due May 5, 2007  $  40,506   $  283,014 $323,520

During the fiscal year certain real estate loans defaulted. The Company's subsidiary is making payment to the lender that purchased the defaulted loans. These payments are made at the note rate for each loan. The Company has filed claims with the Company's E&O Insurance carriers and until the claims are either denied or paid the company lists these debts as long-term debt. These notes total $844,933. Effective September 1, 2001 the Company sold the subsidiary Atlas Capital and these liabilities are included in the sale.

7.  Extraordinary Item

The California Code of Civil Procedure Section 337 states; "Within 4 years (four), an action [must be brought] upon any contract, obligation or liability founded upon a written statement or written contract." The debts of the Company's predecessor (see Note 1) identified were greater then 4 years old and not enforceable. Legal counsel Edgar Scheck reviewed the debts and issued an opinion letter that the prior company's debts were not collectible based upon this Code Section 337. The Company then extinguished these debts and recognized the amount of the debt as extraordinary income. SFAS 125 lists two circumstances under which a liability is not recognized
(which are listed below). The second circumstance states the GAAP basis for which the Company extinguished the debt and recognized the debt amount as extraordinary income in the fiscal year ended June 30, 1999.

Per SFAS 125, defeasance does not result in the extinguishments of a liability. A liability is derecognized only if:

1.  The creditor is paid and the debtor is relieved of the obligation.

2. The debtor is released legally either by the creditor or judicially from being the primary obligor.

All gains and losses from extinguishments, if material in amount, receive extraordinary item treatment.

8.  Stockholders' Equity

Reverse Stock Split

In April of 2002 the Board and a majority of the Stock Holders authorized a 1 for 10 reverse stock split. This will be effective May 24, 2002.

Authorized Shares

During November 2000, the board of directors of the Company amended the articles of incorporation to increase the number of authorized shares of common stock to 349,000,000 shares.

Stock Issuance

Through the end of the quarter ended March 31, 2002, 60,750,000 shares were issued in conjunction with the acquisition of Scanz, as announced by the Company March 25, 2002, and are being held in escrow. Following this issuance a total of 343,486,029 common shares are issued and outstanding of which 155,332,086 are restricted.

Stock Issuance for services;

Through the end of the quarter ended March 31, 2002, 15,500,000 shares were issued pursuant to employment agreement.

During the fiscal year ended June 30, 2001 IBUI did not issue stock for services.

During the fiscal year ended June 30, 2000 IBUI agreed to issue approximately 30.4 million shares of restricted common stock for development and advertising services over a period of twelve months. Under the agreement, the shares were issued as certain milestones were met, and the fair value of the shares was recorded as prepaid advertising expense and amortized ratably over the term of the contract.

During the fiscal year ended June 30, 1999 IBUI issued approximately
11.2 million shares of restricted common stock to a consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract.

The company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.

Stock Issuance for acquisitions see Note 3. Business Combinations.

Preferred Stock

On December 15, 1998, the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI"), a privately held company in which officers or family members of the officers of the Company have minority stock ownership, for IHHI to purchase 23,900 shares of the Company's preferred stock with a par value of $100 per share, in exchange for a promissory note receivable from IHHI in the amount of $2,500,000. The difference between the par value of the shares and the purchase price is treated as additional paid-in-capital. Shares purchased under the agreement are to be issued to IHHI or its designee. The promissory note receivable bear interest at 9% per annum, and is secured by a blanket security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under the agreement directly to the shareholder(s) of record at the time such payment is due. During the fiscal year ending June 30, 2001, the Company received payment in full on the note executed by IHHI and IHHI converted the preferred into common stock. There are no preferred shares issued and or outstanding as of June 30, 2001.

The Company acquired 100% of LA Internet, Inc. in June 1999 for
$525,000 from IHHI, which was credited towards the note that is owed by IHHI to the Registrant.

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date           Balance      Payment      Interest Paid    Form of payment

June 15, 1999               $240,000                      Credit
June 15, 1999               $525,000                      Credit - LA Internet

Total                       $765,000

June 30, 1999  $1,735,000
Sept. 30 1999  $1,464,754   $270,246      $39,037         Cash
Dec. 31, 2000  $1,194,508   $270,246      $32,957         Cash
March 31, 2000 $  924,262   $270,246      $26,876         Cash
June 30, 2000  $  654,009   $270,253      $20,796         Cash

Total          $  654,009   $1,080,991    $119,666

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI,

Date           Balance      Payment      Interest Paid    Form of payment

June 30, 2000  $  654,009
Sept. 30, 2000 $  490,509   $163,500     $14,715          Cash
Dec. 31, 2000  $  327,009   $163,500     $11,036          Cash
March 31, 2001 $  163,509   $163,500     $ 7,357          Cash
June 30, 2001  $        0   $163,509     $ 3,679          Cash

Total          $        0   $654,009     $36,787

9.  Income Taxes

The provision for income taxes for the year ended June 30, 2001 consists of the following (there were no provisions for income taxes on the financial statements due to the net loss carry forward from the previous years operations):

                                                    March 31      June 30
                                                       2002         2001

Current income tax expense:
 Federal                                            $      0      $  269,759
 State                                                     0               0
                                                           0         269,795
Deferred income tax expense:
 Federal                                            $      0      $        0
 State                                                     0               0
                                                           0               0
                                                    $      0      $        0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                              $      0      $  269,795
Valuation allowance                                        0        (269,795)
                                                           0               0
Liabilities                                                0               0

Net tax asset or liability                          $      0      $        0

Deferred income tax assets consist primarily of net operating loss carry forwards. The Company has provided for a full valuation allowance on the deferred income tax assets as the realization of such benefits are uncertain. Such carry forwards expire in 2004.

For the year ended June 30, 1999, the Company excluded the forgiveness of debt income from taxable income pursuant to Internal Revenue Code
Section 108(A)(1)(B) and 108(B).

10.  COMMITMENTS

The Company leases all of its offices, and the Company moved several of its offices during the first quarter of the current fiscal year ended. This has reduced the Company's monthly obligations for several locations during the third quarter of the fiscal year. The future minimum rental commitments at March 31, 2002 under these leases are as follows:

Corporate Headquarters           4634 S. Maryland Pky, Suite 107, Las
                                 Vegas, Nev. 89119
                                 $2451 per month ending 6-02   total $  7,353

West Coast Headquarters          3900 Birch Street, Suite 103, Newport
                                 Beach Ca. 92660
                                 $2100 per month ending 3-03   total $ 25,200

International Headquarters       3 Boicho Voivoda str., 1024 Sofia, Bulgaria
                                 (monthly)

Guarantee Capital Group, a Corp. 18004 SkyPark Ci. Suite 170, Irvine, Ca. 92614
                                 $4500 per month ending 9-03   total $ 27,000

LA Internet, Inc.                550 Carson Plaza Drive Suite 127,
                                 Carson. Ca. 90746
                                 $2250 per month ending 12-04   total $ 69,750

                                 725 Main St. Suite 12, Woodland, Ca. 95695
                                 $1270 per month ending 11-03   total $ 25,400

E Commerce                       1077 Goodman Rd., Hornlake, Mississippi 38637
                                 $1400 per month ending 9-04   total $ 42,000

Several of these locations house more then one subsidiary.
The commitment for the Company based upon the aforementioned leases for the remaining quarters of this fiscal year is $41,913.

The Company also houses equipment at several co-location facilities.

11.  Segment Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are four reportable segments based on the customers served by each segment: Full service internet service provider (ISP), mortgage banking business, business-to-business ("B2B") provider and business-to-consumer ("B2C") provider. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Full service Internet service provider serves customers requiring Internet access in the western United States through dial-up and high-speed wireless service, web hosting and web design. Mortgage banking business includes online mortgage loan origination, processing, servicing and resales. Business-to-business provider primarily provides reverse auction services to foreign companies wishing to purchase materials and supplies in the United States. Business-to-consumer provider primarily consists of cellular phone service origination fees and sales.

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

                                                   March 31        March 31
Third Quarter                                         2002           2001

Full-service ISP
Net sales                                         $ 2,974,701   $ 2,171,903
Operating income                                  $   463,316   $   577,791

Mortgage loan originations held for resale
Net sales                                         $ 1,816,391   $   397,113
Operating income                                  $   85,209    $  (307,878)

E Commerce (B-to-b/c)
Net sales                                         $  156,077    $   184,171
Operating income                                  $  (71,809)   $  (155,526)

Marketing (B-to-b/c)
Net sales                                         $     9,973   $   485,545
Operating income                                  $  (356,186)  $  (572,415)

Other
Net income                                        $   446,534   $ 1,425,211
Unallocated expense                               $  (691,219)  $   568,691

Total
Net sales                                         $ 5,403,676   $ 4,663,943
Operating income                                  $  (570,689)  $   110,663

12. Other  Events

a. PMCC

On August 2, 2000, the Company announced that it had entered into an agreement whereby the Company would purchase 2,460,000 shares of common stock of PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company, from PMCC's former chairman of the board, Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust, which represents 66.36% of the 3,707,000 PMCC shares outstanding. The aggregate purchase price of $3,198,000 was to be paid in cash to the seller by the Company as follows: $700,000 at date of closing;
$306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC, a listed AMEX company, were not trading at the time of the agreement. In the event that three months after closing, if PMCC's shares were not actively trading on the AMEX or NASDQ exchanges and the Company had not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price was to be reduced by the amount of the final two $175,000 payments.

Also on July 28, 2000, in a separate transaction, the Company entered into a stock purchase agreement with an unrelated individual whereby the Company would sell up to 370,000 of PMCC shares that the Company either owned or would eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company would be released to the buyer in proportion to payments received.

As of December 31, 2000, the Company received payments under the July 28, 2000 agreement of $559,812 and the Company released 149,283 shares of PMCC stock that it owned. The gain on the sale of the PMCC stock of $410,529 has been included in revenues for the period ended
December 31,2000.

The Company on March 2, 2001 filed an action against Ronald Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust in Federal Court, in Orange County, California for rescission of the purchase of the PMCC stock agreement and return of $1,006,857 paid by the Company. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company for the balance of the price under the contract in the amount of $2,191,143. This action was filed in the U.S. District Court for the Southern District of New York. In February 2002 the New York case was transferred to California and consolidated with the case filed by the Company in Orange County, CA. The Company feels that it will prevail in these actions.

b. IBC

On August 11, 2000, the Company entered into an agreement to acquire all of the outstanding shares of International Business Co., a software developer that streamlines B2B e-commerce, in exchange for 2,000,000 shares of restricted Company shares to be held in escrow. Between the periods from September 1, 2000 through March 1, 2001, the Company was able to unilaterally cancel the contract if dissatisfied with the seller's performance. The Company canceled the purchase during the cancellation period agreed in the escrow.

c. Auction-Sales.Com, Inc.

On October 19, 2000, the Company entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Company of 96.62% of the outstanding and treasury shares of common stock of Auction-Sales.Com, Inc., a Delaware corporation in exchange for shares of common stock of the Company.

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

This acquisition was rescinded in December 2000. and the necessary documents were filed with the SEC. The site was retained until the funds invested by the Company are returned which management has very low expectations of occurring.

13. Other Agreements

a. Washington State Hotel and Motel Association.

     An agreement, entered into in the ordinary course of business, with the Washington State Hotel and Motel Association, dated October 4, 2000, provides for the use of the GGPP reverse auction site as a platform for hotel association members purchasing products needed for their different hotel properties. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another; the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the GGPP website for use by the Association, and does not involve any payment by the Company.

b. JWC Construction

     An agreement, entered into in the ordinary course of business, with the JWC Construction Company of Poland, dated March 9, 2001, will enable companies to list their purchasing requirements on projects using the reverse auction platform. This method of purchasing allows the suppliers of products the chance to sell products to buyers in competition with one another; the net effect is that the buyers can select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the Construction Buying Group website for use by the Construction industry, and does not involve any payment by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Current Operations

     The Company currently operates four reporting divisions:

Corporate Headquarters           4634 S. Maryland Pky, Suite 107, Las
                                 Vegas, Nev. 89119

West Coast Headquarters          3900 Birch Street, Suite 103, Newport
                                 Beach, Ca. 92660

International Headquarters       3 Boicho Voivoda str., 1024 Sofia, Bulgaria

     (1)  ISP (which includes a national dial-up ISP: a wireless high speed ISP in Las Vegas, NV, Moreno Valley, CA, and Woodland, CA; and Internet web design and hosting businesses.)
          2X Inc, AKA LA Internet, Inc.      550 Carson Plaza Drive Suite
                                             127, Carson. Ca. 90746
          dba  BeyonDSL                      4634 S Maryland Pkwy, Suite 107,
                                             LV, NV 89119
                                             725 Main St. Suite 12, Woodland,
                                             Ca. 95695

     (2) Mortgage Loan On-line Lending (which includes real estate loans and equipment leasing.)
          Guarantee Capital Group, Corp.   18004 Sky Park Circle, Suite
                                           170, Irvine, Ca. 92614

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

The Company employs over 40 people and has 7 offices, six offices in the US and one in Europe

Results of Operations - Comparison of Quarter Ended March 31, 2002 to Quarter Ended March 31, 2001.

(a)  Overall

     Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loan were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company.
This financial statement has revised figures for June 30, 2001 and March 31, 2001, which incorporates the changes of revenue recognition for the Mortgage Division.

Revenues for the three months ended March 31 2002 of $880,950, represents a decrease of approximately 296% when compared to the same three-months period of the prior year ended March 31, 2001 of $2,364,213. This. There are two reasons for this sharp decrease; the first is due to a change in bandwidth providers for the ISP. The change over took longer then anticipated and therefore affected revenue. The second reason is due to the lack of mortgage loan funding by the mortgage banking division. However there was an increase in overall revenues of approximately $740,000 when comparing the total for the nine-month periods ending March 31. The total revenues for 2002 and 2001 were $5,403,676 and $4,663,943 respectively.

Selling, general and administrative expenses for the third quarter ended March 31, 2002 and 2001 were $1,583,957 represents a decrease of approximately 33%. Selling, general and administrative expenses for the nine month periods ended as of these dates were $4,625,778 and $5,006,969 respectively, a decrease of approximately 8 %. The main reason for this decrease is from a reduction in the mortgage banking staff by twenty persons.

The resulting loss for the nine-month period ended March 31, 2002 of $570,689 is a significant decrease when compared to the profit of $110,663 reported for the comparable quarter ended March 31, 2001. The loss is primarily due the decrease in revenue from the ISP and the lack of revenue from the mortgage banking division.

(b)Comparison by Segment
                                                 March 31        March 31
Third Quarter                                       2002            2001

Full-service ISP
Net sales                                        $ 2,974,701    $ 2,171,903
Operating income                                 $   463,316    $   577,791

Mortgage loan originations held for resale
Net sales                                        $  1,816,391   $   397,113
Operating income                                 $     85,209   $  (307,878)

E Commerce (B-to-b/c)
Net sales                                        $    156,077   $   184,171
Operating income                                 $    (71,809)  $  (155,526)

Marketing (B-to-b/c)
Net sales                                        $       9,973  $   485,545
Operating income                                 $    (356,186) $  (572,415)

Other
Net income                                       $     446,534  $ 1,425,211
Unallocated expense                              $    (691,219) $   568,691

Total
Net sales                                        $   5,403,676  $ 4,663,943
Operating income                                 $    (570,689) $   110,663

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

     ISP: The results for the ISP segment (see locations and services listed in Current Operations) for the third quarter ended March 31, 2002 of $2,974,701 is an increase of 37% when compared to the same period ended March 31, 2001 of $2,171,903. The increase is from concentration on the high-speed Internet accesses and increase in web sale activities. The profits of $463,316 for the nine months ended
March 31, 2001 is a decrease of 20% for the same period of the previous fiscal year which reported profits of $577,791. The decrease in profits is due to increase in expenses during the third quarter due to the change in bandwidth providers for the ISP and the Company as a whole.

     Mortgage Loans: The results for Mortgage loan originations (see location and services listed in Current Operations) for the third quarter ended March 31, 2002 of $1,816,391 which is a $16,032 increase over the previous quarter ended December 31, 2001 of $1,800,359. When the March 31, 2002 quarter is compared to the same period of the prior fiscal year ended March 31, 2001 of $397,113 it represents a 457% increase. The profits of $85,209 for the nine months ended March 31, 2002 is a significant improvement over the same nine-month period of the previous fiscal year which reported losses of ($307,878). Overall this division is currently operating on a minimunal basis and has not recovered from the second quarter funding problem. During the second quarter Mortgage Banking Division generated over $16,000,000 of mortgage loans that were due to be funded in the last 2 months of the quarter. The IMPAC funding line was at capacity, which prevented the Mortgage Banking Division from funding those loans, and resulted in the Company obtaining a different funding line with PCFS in March 2002. This new line didn't become operational in time to save the $16,000,000 of loans that were approved and ready to fund. This resulted in the Company reducing its personnel in that division from over 23 to just 3 by the end of the second quarter.

     E Commerce: The results for the E Commerce segment (see location and services listed in Current Operations) for the third quarter ended March 31, 2002 of $156,077 shows a decrease in sales for the same period ended March 31, 2001 of $184,171, of 16%. The loss of $71,809 for the nine months ended March 31, 2002 is an improvement over loss of $155,526 for the same period of the previous fiscal year. The Company plans to continue this division's operation and anticipates it becoming profitable by the end of December of 2002.

     Marketing: The results for the Marketing segment (see location and services listed in Current Operations) for the third quarter ended March 31, 2002 of $9,973 is a decrease of 486% compared to the same period ended March 31, 2001 of $485,545. The main reason for the decrease was the decision to stop selling cell phones and begin marketing Company products. The losses of $356,186 for the same period are a decrease when compared to the loss for the same period of the previous fiscal year of $572,415. The Company currently does not use other means of informing the consumer about the products and services that the Company offers other then the Internet. The Company feels that direct marketing is the most effective means to market its products and services to the non Internet Consumer and is still trying to develop an effective direct marketing program.

     Other: Other Revenues are from service charges that are generated from the new marketing services that are provided by the Company to its clients. Due to current economic conditions these services were not being requested and therefore no revenue was generated. The revenue of $446,534 for the nine-month period ended March 31, 2002 remains unchanged from the previous quarter that ended December 31, 2001. This revenue is not to be compared to the prior period ended March 31, 2001, which had revenue of $1,425,211 from sources other than the current marketing services. The losses of $691,219 for the nine months are a significant decrease from the profits of $568,691 reported for the same nine month period of the previous fiscal year.

Liquidity and Capital Resources.

     Net cash provided by the operations of the Company of ($570,689) for the nine months ended March 31, 2002, is a significant decrease when compared to the net cash provided by operating activities of $110,663 in the comparable prior year period. The reasons for the net cash decrease are stated above in the "Results of Operations" sections (a) and (b). The Company has entered into an agreement to issue a Convertible Debenture in order to raise capital for the expansion of its wireless Internet services and re-establish the mortgage loan division. The Company is also considering additional sources for raising capital for its needs. The increased demand for the wireless Internet services in Las Vegas, Nevada and Woodland, California, is one of the bases for the additional need for capital. The mortgage loans division, which did not become operational during this quarter, will also require additional capital to rebuild which the Company currently does not have available to it unless it is by the capital raised as indicated above. The Company anticipates that based upon the additional capital being available, the mortgage loan division will be fully operational within 3 months.

Capital Expenditures.

     Other than as set forth below, no material capital expenditures were made during the quarter ended on March 31, 2002: The Company purchased infrastructure and end user equipment totaling $352,946.

Acquisitions

     There was an agreement to acquire Scanz during this quarter, which is still pending as of this date. There were no acquisitions made during the quarter ended March 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest rates. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management includes all market risk sensitive financial instruments.

     The Company uses several tools and risk management strategies to monitor and address interest rate risk. Such tools allow the Company to monitor and evaluate its exposure to these risks and to manage the risk profile of its residual interest portfolio in response to changes in the market risk.

     The Company measured the sensitivity of the current value of cost of funds (Prime Rate plus 1.5%) to changes in the mortgage interest rate (bond market plus 1.5%) that the Company charges on funded loans, which is reflected with changes in interest rates. The difference in the cost of funds versus the rate the Company funded the mortgage loans could have benefited the company because the cost of funds was less the mortgage interest rate, or the Company could lose money if the cost of funds was more than the mortgage interest rate.

     The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual interests as of December 31, 2001 and March 31, 2002:

                                           Change In Fair Value As of
                                             December 31     March 31
                                                 2001           2002

Prime Rate                                     4.750%          4.750%
Our Cost of Funds                              1.500%          1.500%
 Total                                         6.250%          6.250%

Bond Market                                    4.900%          5.100%
Consumer Cost of Funds                         1.500%          1.500%
Total                                          6.400%          6.600%

Net Impact Benefit (Loss)                      0.150%        (0.350)%
Consumer Cost of Funds                         1.500%         1.500%
Total                                          6.400%         6.075%

Net Impact Benefit (Loss)                      0.150%        (1.425)%

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business and, to the best of its knowledge, no such action by or against the Company has been threatened.

     The Company on March 2, 2001 filed an action against Ronald Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust in Federal Court, in Orange County, California for rescission of the purchase of the PMCC stock agreement and return of $1,006,857 paid by the Company.
On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company for the balance of the price under the contract in the amount of $2,191,143. This action was filed in the U.S. District
Court for the Southern District of New York. In February 2002 the New York case was transferred to California and consolidated with the case filed by the Company in Orange County, CA. The Company feels that it will prevail in these actions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company issued 60,750,000 shares of restricted commons stock, which are being held in escrow, for the acquisition of Scanz (see press release dated March 25, 2002). As of this date the acquisition is still pending.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter of the fiscal year covered by this Form 10-QSB.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Internet Business's International, Inc.


Dated: May 15, 2002              By: /s/ Albert R. Reda
                                 Albert R. Reda, Chief Executive Officer

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