Form 10KSB/A
period 2001-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-05-22
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                               TABLE OF CONTENTS

PART I                                                               PAGE

     ITEM 1.  BUSINESS                                                  3

     ITEM 2.  PROPERTIES                                               19

     ITEM 3.  LEGAL PROCEEDINGS                                        20

     ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS        20

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                         20

     ITEM 6.  SELECTED FINANCIAL DATA                                 22

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS           24

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                             27

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             28

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                  28

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT                                             28

     ITEM 11.  EXECUTIVE COMPENSATION                                 29

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                  30

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         31

PART IV

     ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
               FINANCIAL STATEMENTS                                   33

SIGNATURES                                                            34

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

             (2)  LA Internet Design (www.lainternetdesign.com)
                  Los Angeles, California; Sofia, Bulgaria

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

     These and other competitors are expected to continue to make substantial marketing expenditures to promote their on-line properties. The Registrant may be required to increase its sales and marketing expenditures significantly in response to these efforts, which may materially impair its operating results and may not be success.

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

Internet Business's International, Inc.

Corporate Headquarters           4634 S. Maryland Pky, Suite 107, Las
                                 Vegas, Nev. 89119

West Coast Headquarters          900 Birch Street, Suite 103, Newport
                                 Beach, Ca. 92660

International Headquarters       3 Boicho Voivoda str., 1024 Sofia,
                                 Bulgaria

Subsidiaries of Internet Business's International, Inc. (current as of September 10, 2001)

1 st 2 Market, Inc.              4634 S. Maryland Pky, Suite107, Las Vegas,
                                 Nev. 89119

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

     No commissions or fees were paid in connection with these sales. All of the above sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided under Rule 506 of Regulation D by the fact that:

     - the sales were made to sophisticated investors as defined in Rule
       502;

     - the information specified in paragraph (b)2(ii)(B) and paragraph
       (b)(2)(ii)(C) of this section was provided to each investor;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data for the years ended June 30, 2001, 2000, 1999, 1998, and 1997, are derived from the audited financial statements of the Registrant and should be read in conjunction with the audited financial statements included herein. These are restated based upon the change in reveune recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Reveunes" and not the "Net income".

Statement of Operations Data:
(in thousands)

                                              Year End June 30
                            2001       2000       1999       1998       1997

Revenues                   $  7,206   $  2,332   $   141    $ 2,378    $7,358
Cost of revenues                307      1,098        23      2,248     5,847
Sales General & admin exp     5,921      3,107        43        525     1,512
Depreciation & Amont. exp       870        791       157        366       529
Net operating income (loss)     107     (2,665)      (82)    (1,160)     (530)
Net other income and expense    687         44     2,250          0         0
Net income (loss)               794     (2,596)    2,168     (1,160)     (530)
Per common share net            nil        nil      0.01        nil       nil
Weighted average            250,907    189,580   164,550    158,060   154,763
shares outstanding

Balance Sheet Data:
In thousands)                                 Year End June 30

                            2001       2000       1999       1998       1997

Current assets             7,661      4,826        395          1        711
Fixed assets               4,413      3,459          0          0        800
Total assets              12,074      8,932      4,015      1,102      1,511
Current liabilities        6,902      3,602         30      1,819      1,947
Long-term debt             1,168        204          0        455        677
Shareholders' equity
 (deficiency)              4,004      5,139      3,985     (2,273)    (1,113)

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

Information on reportable segments is as follows:

                                                   Twelve Months Ended
                                                June 30            June  30
                                                  2001               2000

Full-service ISP
 Net sales                                      $ 4,912,285        $1,577,971
 Operating income                                 2,037,932          (348,367)

Mortgage loan originations
 Net sales                                        1,072,147           427,829
 Operating income                                   (83,571)         (386,682)

E-Commerce (B2BC)
 Net sales                                          278,668            47,002
 Operating income                                  (156,187)         (164,341)

Marketing (B2BC)
 Net sales                                          495,251           160,380
 Operating income                                  (825,858)         (180,986)
Other income
 Net income                                         447,316           119,666
 Operating income                                  (178,799)       (1,584,293)
Total
 Net sales                                        7,206,667         2,332,848
 Operating income                                   793,517        (2,596,000)

(b)  Comparison of Year to Year.

     (1)  Fiscal 2001 Compared to Fiscal 2000

     Revenues for the twelve-month period ended June 30, 2001 of $7,206,667 increased approximately 308.7% when compared with revenues of $2,332,848 in the prior year. This revenue increase is due to the Company's ISP and mortgage loan originations increase in revenue. The ISP wireless division demand for services and the increase in webhosting and design, along with low interest rates for mortgage loans. The mortgage interest rates since March 2001 have remained in the range of 6% to 7% though the beginning of September 2001 and it is expected that rates will remain in this range throughout the end of
200. It must be noted that prime interest rates are beyond the Company's control. It is widely acknowledged that low rates encourage consumers to take out mortgages for the purchase of homes and this condition has impacted our business favorably. Aside from lower interest rates, several other factors contributed to the increase in mortgage loans:

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

Other factors that contributed to the increase in revenue include:

(A) The Company's subsidiary ISP division began operations of BeyonDSL (its wireless Internet service provider) in April 2000. We began to reach a critical mass of customers in this fiscal year's reporting period.

(B) LA Internet integrated an automated billing system into their operations. This allowed us more timely and comprehensive statements.

(C) Our eCommerce division added a number of high-ticket products and sales were better than expected.

(D) Our Direct Marketing division began marketing an additional offer our long distance savings product.

     Selling, general and administrative expenses for the 2001 fiscal year of $ 5.92 million were an increase 222% over the $3.1 million for the previous fiscal year 2000. The Registrant invested in a number of infrastructure and systems upgrades in order to automate key business functions. The upgrades came at substantial costs but were off set by the increase in revenues.

     The resulting profit for the twelve-month period ended June 30, 2001 of $106,908 was a significant increase when compared to the loss of ($2,596,444) reported for the year ended June 30, 2000. An additional $686,608 profit generate form the sale of a company investment in stock is outside the norm of revenue sources for the Company and is not representative of on going source of revenue for the Company.

     (2)  Fiscal 2000 Compared to Fiscal 1999

     Revenues for the twelve-month period ended June 30, 2000 of
$2,332,848 increased approximately 1,658.7% when compared with
revenues of $140,641 in the prior year.   This revenue increase is due
to the acquisitions made by the Registrant since the end of its last fiscal year.

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

     The resulting loss for the twelve-month period ended June 30, 1999 was $81,836 versus a reported loss for the year ended June 30, 1998 of $1,160,542. The Company had extraordinary income resulting from the Company extinguishing debt and recognized it as extraordinary income (see Note 7. Extraordinary Item of the footnotes to the attached financials).

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

     The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual
interests as of   March 31, 2001 and June 30, 2001:

                                               Change In Fair Value As of
                                                  March 31     June 30
                                                    2001         2001

Prime Rate                                        8.000%         6.750%
Our Cost of Funds                                 1.500%         1.500%
Total                                             8.500%         8.250%

Bond Market                                       5.500%         5.331%
Consumer Cost of Funds                            1.500%         1.500%
Total                                             7.000%         6.831%

Net Impact Benefit (Loss)                        (1.500%)       (1.419)%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements as of and for the fiscal years ended June 30, 2001, 2000, and 1999 (restated) are presented in a separate section of this report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement,
of which none currently exist or are   contemplated.   There are no
arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant.

Directors and Executive Officers.

(a)  Louis Cherry, President/Chairman of the Board.

     Mr. Cherry, age 74, was appointed Chairman of the Board, and President of the Registrant in October of 1999. From 1995 to 1998, he was self-employed as a consultant and food broker. For the period of 1993 to 1994, Mr. Cherry served as Chairman of the Board for two automobile dealerships, University Oldsmobile & Pontiac of Costa Mesa, California, and San Clemente Chrysler, Jeep & Eagle of San Clemente, California. Previously, Mr. Cherry was Chairiman of the Board of a national bank and president of an investment firm. Mr. Cherry has attended the University of California at Los Angeles.

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

(c)  Wade H.  Whitely, Director.

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

ITEM 11.  EXECUTIVE COMPENSATION.





                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal     Fiscal                     annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                                            (1)
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Louis Cherry,  2001     $240,000   0     $    9,600       0            0               0       0
President/     2000     $160,000   0     $1,260,000       0            0               0       0
Treasurer      1999         0      0          0           0            0               0       0

Albert Reda,   2001     $240,000   0     $    9,600       0            0               0       0
Chief Executive 2000    $160,000   0     $1,260,000       0            0               0       0
Officer/       1999         0      0          0           0            0               0       0

Wade Whitely,  2001     $ 96,000   0          0           0            0               0       0
Executive      2000         0      0          0           0            0               0       0
Vice           1999         0      0          0           0            0               0       0
President


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


Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner               Beneficial         Class
                                                   Ownership

Common Stock     Reda Family Trust (1)             29,600,000        10.47%
                 3338 Punta Alta, #1E
                 Laguna Hills, California 92653

Common Stock     Cherry Family Trust (2)           15,916,086         5.63%
                 29245 Pompano Way Laguna Niguel,
                 California 92677

Common Stock     Romis Corp. (3),                  17,750,000         6.27%
                 P.O. Box 4321,
                 Mission Viejo, California 92690

Common Stock     Albert Reda Corp. (4)            17,750,000          6.27%
                 3900 Birch Street, Suite 103,
                 Newport Beach, California 92660

Common Stock     Wade Whitely,                     2,000,000          0.71%
                 3900 Birch Street, Suite 103,
                 Newport Beach, California 92660

Common Stock     Albert R. Reda,                   1,566,086          0.55%
                 3900 Birch Street, Suite 103,
                 Newport Beach, California 92660

Common Stock     Louis Cherry,                             0          0.00%
                 3900 Birch Street, Suite 103,
                 Newport Beach, California 92660

Common Stock     Shares of all directors and      84,582,172         33.45%
                 executive officers as a group (3
                 persons)

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

(a) On January 1, 2000, Mr. Reda entered into an employment agreement with the Registrant for the position of Chief Executive Officer. The following are the material terms of this agreement:

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

(b) On January 1, 2000, Mr. Cherry entered into an employment agreement with the Registrant for the position of President. The following are the material terms of this agreement:

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements                                         Page

Report of Independent Accountant                                        35

     Consolidated Balance Sheets as of
     June 30, 2001 and June 30, 2000                                    36

     Consolidated Statements of Operations for the years ended
     June 30, 2001, June 30, 2000, and June 30, 1999                    37

     Consolidated Statement of Stockholders' Equity
     for the years ended June 30, 2001, June 30, 2000, and June
     30, 1999                                                           38

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2001, June 30, 2000, and June 30, 1999                    39

     Notes to Consolidated Financial Statements                         41

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


           Signature                      Title                 Date

/s/ Albert R. Reda          Chief Executive Officer,        September 27, 2001
Albert R. Reda              Secretary, and Director

/s/ Louis Cherry            Chairman of the Board,          September 27, 2001
Louis Cherry                President, and Treasurer
                           (Principal Financial and
                            Accounting Officer)

/s/ Wade Whitely            Director                        September 27, 2001
Wade Whitely

                          REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors and Stockholders of Internet Business's International, Inc.

We have audited the accompanying consolidated balance sheets of Internet Business's International, Inc. and Subsidiaries as of June 30, 2001 and 2000 (restated), and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years ended June 30, 2001, 2000 and 1999 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Business's International, Inc. and Subsidiaries as of June 30, 2001 and 2000 (restated) and the results of their operations and their cash flows for each of the three fiscal years ended June 30, 2001, 2000 and 1999 (restated) in conformity with generally accepted accounting principles.

/s/ Henry Schiffer C.P.A., a P.C.
Henry Schiffer C.P.A., a P.C.
Beverly Hills, California
May 14, 2002

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 2001 AND 2000
                                 (Restated)

                                                 June 30      June 30
                                                   2001         2000

Assets

Cash and cash equivalents                        $   258,019   $ 1,661,963
Accounts receivable, net                             200,968       128,389
Inventories                                          166,307             0
Mortgage notes held for sale                       6,929,724     2,907,741
Prepaid expenses and other                           106,092       127,905

Total current assets                               7,661,110     4,825,998

Property and equipment, net                        1,869,781       575,061

Intangible assets, net                             2,543,697     2,884,174

Note receivable                                            0       654,009
                                                 $12,074,588   $ 8,939,242

                      Liabilities and Stockholders' Equity

Accounts payable                                     559,292       317,998
Accrued liabilities                                   40,963        48,900
Revolving line of credit                           6,230,678     2,958,563
Current portion of long-term debt                     14,048        29,165
Deferred revenues                                     56,966       247,090
Other current liabilities                                  0             0

Total current liabilities                          6,901,947     3,601,716

Long-term debt                                     1,168,453       203,931
Minority interest in subsidiaries                          0        (5,868)

Stockholders' equity (deficit):
Preferred stock, par value $100.00 per share;
 1,000,000 shares authorized; 0 and 23,900 issued
 and outstanding at June 30, 2001 and 2000,
 respectively                                              0     2,390,000

Common stock, par value $0.01 per share;
 349,000,000 shares authorized;267,236,029 and
 221,115,113 shares shares issued and outstanding
 at June 30, 2001 and 2000, respectively           2,672,360     2,211,151
Additional paid-in capital                         3,669,490     3,669,490
Accumulated deficit                               (2,337,662)   (3,131,178)

Total stockholders' equity                         4,004,188     5,139,463

Total liabilities and stockholders' equity        $12,074,588   $8,939,242

The accompanying notes are an integral part of these financial statements

                  INTERNET BUSINESS'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                  (Restated)

                                        June 30     June 30     June 30
                                          2001        2000        1999

Revenues                                $7,206,667  $ 2,332,848 $    140,641

Costs and expenses:
Cost of revenues                           165,325    1,012,340       22,724
Interest expense                           142,406       86,611            0
Selling, general and administration      5,921,184    3,107,140      199,753
Depreciation and amortization              870,844      791,426            0

  Total costs and expenses               7,099,759    4,995,517      222,477

Loss from operations                       106,908   (2,664,669)     (81,836)

Other income (expense)                     686,608       44,157            0

Income (loss) before income taxes and
minority interest                          793,517   (2,620,512)     (81,836)

Income taxes (benefit)                           0        8,800            0

Income (loss) before extraordinary
income and minority interest                     0   (2,629,312)     (81,836)

Forgiveness of debt                              0            0    2,249,644

(Loss) income before minority interest     793,517   (2,629,312)   2,167,808

Minority interest in loss of
Subsidiaries                                     0      (32,868)           0

Net income (loss)                          793,517   (2,596,444)   2,167,808

Net loss (income) per common share             nil          nil         0.01

Weighted average number of common shares
Outstanding                            250,907,333  189,571,337  164,550,320

The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                     (Restated)

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

The accompanying notes are an integral part of these financial statements

                  INTERNET BUSINESS'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                    (Restated)

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

The accompanying notes are an integral part of these financial statements

                      INTERNET BUSINESS'S INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Restated)

1.  Description of Business and Change in Control

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company or IBUI") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, after January 1, 1999 began plans to offer Internet based e-commerce services. In April of 1999, the Company announce its first e-commerce site and was engaged in the development, operation and marketing of a number of commercial activities. The Company currently operates four reporting divisions made up of subsidiaries and or divisions of the Company. The four divisions are as follows: Lending on Line (which includes real estate loans and equipment leasing), Internet Service Provider (which includes a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and Internet web design and hosting), E-commerce (which includes auction sites, B2C and B2B Internet transaction, and reverse auction sites for Europe and the United States), Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth), and Internet web design hosting). The Company has 6 offices in the US and 1 in Europe and more than 60 employees.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

The Company's consolidated financials included Global GPP subsidiary that the Company owned 80% of, during the time it operated. From March of 2000 to March of 2001, at which time Global GPP ceased operations. The financial information was included in the E Commerce section of the Company's financials statements, along with the Company's other E Commerce activities.

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

Change in Revenue Recognition

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loan was booked as revenue upon receipt of those funds by the Company. This has a significant impact of the revenue for the Company, but does not impact the net income
(loss) for the Company. This revised financial statement for June 30, 2001, and the companion figures for June 30, 2000 incorporates the changes of revenue recognition for the Mortgage Division.

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

Revenue Recognition

IBUI recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

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

For lending on line, revenue principally represents closed-loan fees paid by Lenders that closed a loan for a consumer that originated through our Websites, for example, net2loan.net. Closed-loan fees are recognized at the time the lender reports the closed loan to us. Additional revenue is derived from on line leasing, and is recognized as the services are performed.

Revenue from direct marketing - Fees earned from products and or services sold are only recognized as revenue upon receipt of those funds.

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

In January 2002 the Company decided to sell its E Commerce division and its Mortgage Banking subsidiary, and as of May 20002, has not finalized these sales.

In September 2001 the Company started Guarantee Capital Group. which acquired the computer, furniture and processing equipment from the new owner of Atlas Capital Corporation for $30,000. In November 2001 Guarantee Capital Group had exceeded the capacity of its mortgage banking line. This prevented Guarantee from funding the balance of its processed loans and subsequently in December 2001, 20 its 24 employees were laid off. Guarantee has a new credit facility and is in the process of rebuilding its staff, which should take place before the end of June 2002.

In September 2001 the Company started a new marketing subsidiary 1st2
Market Incorporation and ceased operating its predecessor Allstates Communications Inc. The new subsidiary will only market the Company's products whereas Allstates marketed cell phones for cellular phone companies.

In March 2001, IBUI ceased to operate Global GPP Corporation and closed its corresponding operation in Europe. The Company started a new corporation, which is a wholly owned subsidiary, Global
Construction Buying Group, whose main asset is the equipment acquired from Global GPP Corporation.

In October 2000, IBUI signed an acquisition agreement with Auction-Sales.Com. The Company invested $180,000 in the Auction-Sales.Com and in December 2000 rescinded the acquisition due to undisclosed debts. The Company is currently suing for the return of the funds and believes that if the Company prevails the debt could be collected.

In October 2000, IBUI acquired the auction web site operations of the Sonic Auction Company for a purchase price of approximately $5,000. With this acquisition, the Company acquired a database and a functioning web auction site. The Company issued 500,000 shares of restricted common stock, to acquire Sonic Auction Company. This site ceased operation in March of 2001.

During the quarter ended September 2000, the Company issued 4,113,871 of shares of restricted common stock for services valued at $41,139.

In April 2000, IBUI acquired the all the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference of $4,000 was recorded as intangible assets related to acquisition of trade names, websites, workforce-in-place and is being amortized over 5 years. By end of August 2001 the company sold Atlas Capital Corporation with its assets and liabilities.

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

In February 2000, the Company acquired the assets and assumed certain liabilities of Direct Communications, Inc., a wireless communications company. In addition to assuming certain liabilities, the Company paid cash of $80,000 and issued 30,000 shares of restricted company stock at valued at $300. Intangible assets purchased totaled $265,000, consisting of customer lists, website and workforce-in-place and is being amortized over 5 years. These assets and liabilities were transferred to the newly formed and wholly owned subsidiary of the Company, Allstates Communications Inc.

In December 1999 the Company entered into a service agreement to market its services on the Internet for 6,000,000 shares of common stock valued at $60,000.

In November 1999, the Company, acquired an E Commerce website Optical Brigade, an on-line sunglass distribution website, for 5,050,000) of restricted shares of common stock valued at $50,500.

In August 1999, the Company acquired the website, Net 2 Loan, an on-line loan processing website for 400,000 shares of restricted common stock valued at $4,000.

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

4.  Certain Financial Statement Information

                                                   June 30      June 30
                                                     2001        2000

Accounts receivable:
 Accounts receivable                               $  396,977  $  303,924
 Less:  allowance for doubtful accounts              (196,009)   (175,535)

 Accounts receivable, net                          $  200,968  $  128,389

Mortgage loans held for sale:
 Mortgage loans held for sale                      $7,049,096  $3,013,203
 Less:  allowance for loan losses                    (119,372)   (105,462)

Mortgage loans held for sale, net                  $6,929,724  $2,907,741

Property and equipment:
 Office furniture and equipment                    $   47,155  $   74,051
 Machinery and computer equipment                   2,239,781     824,234
 Leasehold improvements                                 1,726       2,182
 Less:  accumulated depreciation                     (418,881)   (325,406)

Property and equipment, net                        $1,869,781  $  575,061

Intangible assets:
 Capitalized software costs, including websites    $1,270,156  $1,653,872
 Subscriber member bases                            1,302,118   1,190,632
 Others, including customer lists, existing
 technology, trade names                              423,386     545,000
 Less:  accumulated amortization                     (451,963)  (505,330)

Intangible assets, net                             $2,543,697  $2,884,174


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

During the fiscal year certain real estate loans defaulted. The Company's subsidiary is making payment to the lender that purchased the defaulted loans. These payments are made at the note rate for each loan. The Company has filed claims with the Company's E&O Insurance carriers. and until the claims are either denied or paid the company lists these debts as long-term debt. These notes total $844,933. Effective September 1, 2001 the Company sold the subsidiary Atlas Capital and these liabilities are included in the sale.

7.  Extraordinary Item

The California Code of Civil Procedure Section 337 states; "Within 4 years (four), an action [must be brought] upon any contract, obligation or liability founded upon a written statement or written contract." The debts of the Company's predecessor (see Note 1) identified were greater then 4 years old and not enforceable. Legal counsel Edgar Scheck reviewed the debts and issued an opinion letter that the prior company's debts were not collectable based upon this Code Section 337. The Company then extinguished these debts and recognized the amount of the debt as extraordinary income. SFAS 125 list 2 sets of circumstance under which a liability is not recognized (which is listed below). The second set of circumstance states the GAAP basis for which the Company extinguished the debt and recognized the debt amount as extraordinary income in the fiscal year ended June 30, 1999.

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

8.  Stockholders' Equity

Authorized Shares

During November 2000, the Company amended the articles of incorporation to increase the number of authorized shares of common stock to 349,000,000 shares.

Stock Issuance

After the end of the fiscal year an additional 15,500,000 shares were issued as per employment contract, bring the total number to 282,736,029 common snares issued and outstanding of which 134,495,037 are restricted.

Stock Issuance for services;

During Fiscal Year ended June 30, 2001 IBUI did not issue stock for services.

During fiscal year ended June 30, 2000, IBUI agreed to issue approximately 30.4 million shares of restricted common stock for development and advertising services over a period of twelve months. Under the agreement, the shares were issued as certain milestones were met, and the fair value of the shares was recorded as prepaid advertising and amortized ratably over the term on the contract.

During fiscal year ended June 30, 1999, IBUI issued in December of 1998, approximately 9.1million shares of restricted common stock to a consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. Under this agreement, IBUI issued additional 2.1 million shares of restricted common stock in January 1999.

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

Stock Issuance for acquisitions see Note 3. Business Combinations.

Preferred Stock

On December 15, 1998, the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI"), a privately held company in which officers or family members of the officers of the Company have minority stock ownership, for IHHI to purchase 23,900 shares of the Company's preferred stock with a par value of $100.00 per share, in exchange for a promissory note receivable from IHHI in the amount of $2,500,000. The difference between the par value of the shares and the purchase price is treated as additional paid-in-capital. Shares purchased under the agreement are to be issued to IHHI or its designee. The promissory note receivable bears interest at 9% per annum, and is secured by a blanket security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under the agreement directly to the shareholder(s) of record at the time such payment is due. During the fiscal year ending June 30, 2001, the company received payment in full on the note executed by IHHI and also during this fiscal year IHHI converted the preferred into common stock. There are no preferred shares issued and or outstanding as of this date.

The Company acquired 100% of LA Internet, Inc. in June of 1999 for $525,000 from IHHI, which was credited towards the note that is owed by IHHI to the Registrant.

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date            Balance      Payment      Interest Paid      Form of payment

June 15, 1999                $240,000                             Credit
June 15, 1999                $525,000                      Credit - LA Internet

Total                        $765,000

June 30, 1999   $1,735,000
Sept. 30, 1999  $1,464,754   $270,246      $39,037                 Cash
Dec. 31, 2000   $1,194,508   $270,246      $32,957                 Cash
March 31, 2000  $  924,262   $270,246      $26,876                 Cash
June 30, 2000   $  654,009   $270,253      $20,796                 Cash

Total           $  654,009   $1,080,991    $119,666

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI,

Date            Balance      Payment      Interest Paid      Form of payment

June 30, 2000   $  654,009
Sept. 30, 2000  $  490,509   $163,500     $14,715                   Cash
Dec. 31, 2000   $  327,009   $163,500     $11,036                   Cash
March 31, 2001  $  163,509   $163,500     $  7,357                  Cash
June 30, 2001   $        0   $163,509     $  3,679                  Cash

Total          $         0   $654,009     $36,787

9.  Income Taxes

The provision for income taxes for the years ended June 30, 2001 and
2000 consists of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):
                                             June 30 2001     June 30 2000

Current income tax expense:
 Federal                                     $    269,795     $    5,600
 State                                                  0          3,200
                                                  269,795          8,800

Deferred income tax expense:
 Federal                                                0              0
 State                                                  0              0
                                                        0              0
                                                        0          8,800

Amounts for deferred income tax assets and liabilities as follows:

Assets                                            269,795        485,500
Valuation allowance                              (269,795)      (485,500)
                                                        0              0
Liabilities                                             0              0
Net tax asset or liability                              0              0

Deferred income tax assets consist primarily of net operating loss carry forwards. The Company has provided for a full valuation allowance on the deferred income tax assets as the realization of such benefits are uncertain. Such carry forwards begin to expire in 2004.

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

                                                    June 30     June 30
Fiscal Year Ended                                     2001       2000

Full-service ISP
 Net sales                                        $ 4,912,285   $ 1,577,971
 Operating income                                   2,037,932   $  (348,367)

Mortgage loan originations held for resale
 Net sales                                        $ 1,073,147   $  8,264,071
 Operating income                                 $   (83,571)  $   (386,682)

E Commerce (B-to-b/c)
 Net sales                                        $   278,668   $     47,002
 Operating income                                    (156,187)  $   (164,341)

Marketing (B-to-b/c)
 Net sales                                        $   495,251   $    160,380
 Operating income                                 $  (825,858)  $   (180,986)

Other
 Net income                                       $   447,316   $    119,666
 Unallocated expense                              $  (178,799)  $(1,584,293)

Total
 Net sales                                        $ 7,206,667    $10,169,090
 Operating income                                 $   793,517    $(2,664,669)

12. Other Events

a. PMCC

On August 2, 2000, the Company announced that it had entered into an
agreement   whereby the Company would purchase 2,460,000 shares of
common stock of PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company from PMCC's former chairman of the board, Ronald
Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust Ronald Friedman, which represents 66.36% of the 3,707,000 PMCC shares outstanding. The aggregate purchase price of $3,198,000 is to be paid in cash to the seller by the Company as follows: $700,000 at date of closing; $306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th days after the date of the closing. Shares of PMCC, a listed AMEX company, were not trading at the time of the agreement. In the event that three months after closing, if PMCC's shares were not actively trading on the AMEX or NASDQ exchanges and the Company had not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price was to be reduced by the amount of the final two $175,000 payments.

Also on July 28, 2000, in a separate transaction, the Company entered into a stock purchase agreement with an unrelated individual whereby the Company would sell up to 370,000 shares of PMCC that the Company either owned or will eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company were to be released to the buyer in proportion to payments received.

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

The Company on March 2, 2001 filed an action against Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust (Case Number SA CV 01-268 DOC (Eex)) for rececission of the purchase of the PMCC stock and return of $1,006,857 paid by the Company. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company (Case Number 01CV 7637), for the balance of the price under the contract in the amount of $2,191,143. The Company action was filed in
Orange County; CA. and   Mr. Friedman's complaint was filed in
Southern District, New York. The company feels that it will prevail in both actions.

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-Q filed on February 15, 2001).