Form 10QSB/A
period 2001-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-06-10
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                      COMMISSION FILE NUMBER: 0-20259


                   INTERNET BUSINESS'S INTERNATIONAL, INC.
            (Exact name of Company as specified in its charter)


              Nevada                                       33-0845463
(State or jurisdiction of incorporation                 ( I.R.S. Employer
           or organization)                              Identification No.)

       4634 South Maryland Parkway, Suite 101, Las Vegas, Nevada     89119
           (Address of principal executive offices)                (Zip Code)

                     Company's telephone number:  (702) 968-0008

          Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No          .

     As of September 30, 2001, the Company had 282,736,029 shares of common stock issued and outstanding.

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

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                              (Unaudited-Restated)

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

The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited-Restated)

                                                       Three Months Ended
                                                September 30      September 30
                                                     2001             2000

Revenues                                        $ 1,984,659      $  1,082,212
Cost and expenses:
Cost of revenues                                      6,130                 0
Selling, general and administration               1,618,814         2,086,911
Depreciation and amortization                       243,697           242,159

Total costs and expenses                          1,868,641         2,329,070

(Loss) income from operations                       116,018        (1,246,858)
Other income (expense):
Other income or (expense)                             9,156           308,412
Interest income                                           0            61,142
Other expenses                                          648            (4,241)

Total other income, net                               8,508           365,313

Income (loss) before minority interest             (881,545)            2,079

Minority interest in loss of subsidiaries                 0           (19,658)

Net (loss) income                                   124,526          (861,887)

Net loss (income) per common share                      Nil               Nil
Weighted average number of common shares
 Outstanding                                    277,569,362       189,571,337

The accompanying notes are an integral part of these financial statements

                      INTERNET BUSINESS'S INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited-Restated)
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

The accompanying notes are an integral part of these financial statements

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited-Restated)

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

The Company's consolidated financial statements include Global GPP
Corp., an 80% owned subsidiary, which operated from March 2000 to March 2001, when it ceased operations. The financial information of Global is included in the E Commerce section of the Company's financial statements, along with the Company's other E Commerce activities.

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

Change in Revenue Recognition

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loans were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company.
This financial statement has revised figures for June 30, 2001 and Septmeber 30, 2000 which incorporates the changes of revenue recognition for the Mortgage Division.

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

Additional Paid In Capital

As of the end of March 2000, the Company issued an additional
7,000,000 shares of common stock in a private placement to a qualified investor with net proceeds provided to the Company of $3,382,560.

From March 2000 through the end of this quarter ending March 31, 2002 there was no additional paid in capital.

Revenue Recognition

IBUI recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibles is probable.

For ISP services, these criteria are met monthly as our service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees, any associated equipment revenues for the Internet appliance and wireless access services provided as part of the company's marketing initiative and equipment fees. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, fixed wireless, and dedicated circuit services, installation, termination fees and fees for equipment. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Advertising, content and electronic commerce revenues are recorded as earned.

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

In September 2001 the Company organized Guarantee Capital Group. ("Guarantee") which acquired the computer, furniture and processing equipment from the new owner of Atlas Capital Corporation for $30,000. In November 2001 Guarantee had exceeded the capacity of its mortgage banking line. This prevented Guarantee from funding the balance of its processed loans and in December 2001, 20 its 24 employees were laid off. Guarantee has a new credit facility and is in the process of rebuilding its staff, which should take place before the end of June 2002.

In September 2001 the Company organized a new marketing subsidiary, 1st2 Market Incorporated and ceased operating its predecessor
Allstates Communications Inc. The new subsidiary will only market the Company's products whereas Allstates marketed cell phones for cellular phone companies.

In March 2001 IBUI ceased to operate Global GPP Corporation and closed its corresponding operation in Europe. The Company organized a new corporation, which is a wholly owned subsidiary, Global Construction Buying Group, whose main asset is the equipment acquired from Global GPP Corporation.

In October 2000 IBUI signed an acquisition agreement with Auction-Sales.Com. The Company invested $180,000 in Auction-Sales.Com and in December 2000 rescinded the acquisition due to undisclosed debts. The Company is currently suing for the return of the funds and believes that if it prevails the debt could be collected.

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

In April 2000 IBUI acquired all the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 shares of restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference was recorded as intangible assets related to acquisition of trade names, websites, workforce-in-place and is being amortized over 5 years. In August 2001 the Company sold Atlas Capital Corporation with its assets and liabilities.

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

4.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                            September 30       June 30
                                                2001             2001
Accounts receivable:
 Accounts receivable                        $    323,375     $    396,977
 Less:  allowance for doubtful accounts           68,675         (196,009)
 Accounts receivable, net                        258,700          200,968

Mortgage loans held for sale:
 Mortgage loans held for sale                  5,994,131        7,049,096
 Less:  allowance for loan losses                 79,960         (119,372)
 Mortgage loans held for sale, net             5,914,171        6,929,724

Property and equipment:
 Office furniture and equipment                   47,531           47,155
 Machinery and computer equipment              2,490,071        2,239,781
 Leasehold improvements                           10,026            1,726
 Less:  accumulated depreciation                (536,822)        (418,881)

Property and equipment, net                    2,010,806        1,869,781

Intangible assets:
 Capitalized software costs, including
 Websites                                      1,286,563        1,270,156
 Subscriber member bases                       1,302,118        1,302,118
 Others, including customer lists, existing
  technology, trade names                        423,386          423,386
 Less:  accumulated amortization                (577,659)        (451,963)
 Intangible assets, net                        2,434,408        2,543,697

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

All credit facilities and bank line of credit require the Company to maintain certain financial ratios and adhere to specific non-financial requirements. At September 30, 2001, the Company was in compliance with the various covenants contained in the above agreements.

Amounts outstanding under the IMPAC line at September 30, 2001 and June 30, 2001 were $5,994,131 and $7,049,096 respectively.

The effective interest rates per quarter for the credit lines listed above were as follows, the interest charge is deducted from the sale proceeds of the funded loans and is booked as a cost of revenue.

Quarter       Prime Rate     Impac     Imperial*     Number of Loans
                                                     Held over 30 Days

Sept. 30, 2001   6.00%        7.00%     7.00%              0
June 30, 2001    6.75%        7.75%     7.75%              0
March 31, 2001   8.0%         9.0%      9.0%               0
Dec. 31, 2000    9.50%       10.5%      N/A                0

* Imperial line not in use after September 2001.

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

Stock Issuance

At September 30, 2001 there were a total of 282,736,029 common shares issued and outstanding of which 94,582,267 were restricted.

Stock Issuance for services;

During the quarter ended September 30, 2001, the following shares were issued: 15,500,000 as per employment contracts.

The Company had issued and outstanding 267,236,029 shares out by the end of the fiscal year ending June 30, 2001.

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

Stock Issuance for acquisitions see Note 3. Business Combinations.

Preferred Stock

On December 15, 1998, the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI"), a privately held company in which officers or family members of the officers of the Company have minority stock ownership, for IHHI to purchase 23,900 shares of the Company's preferred stock with a par value of $100 per share, in exchange for a promissory note receivable from IHHI in the amount of $2,500,000. The difference between the par value of the shares and the purchase price is treated as additional paid-in-capital. Shares purchased under the agreement are to be issued to IHHI or its designee. The promissory note receivable bears interest at 9% per annum, and is secured by a blanket security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under the agreement directly to the shareholder(s) of record at the time such payment is due. During the fiscal year ended June 30, 2001, the Company received payment in full on the note executed by IHHI and IHHI converted the preferred into common stock. There are no preferred shares issued and or outstanding as of June 30, 2001.

The Company acquired 100% of LA Internet, Inc. in June 1999 for
$525,000 from IHHI, which was credited towards the note that was owed by IHHI to the Company.

During the fiscal year ended June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date              Balance     Payment     Interest Paid     Form of
                                                            payment

June 15, 1999     $240,000                                  Credit
June 15, 1999     $525,000                               Credit - LA Internet

Total             $765,000

Date              Balance     Payment     Interest Paid     Form of
                                                            payment

June 30, 1999     $1,735,000
Sept. 30, 1999    $1,464,754  $270,246      $39,037         Cash
Dec. 31, 2000     $1,194,508  $270,246      $32,957         Cash
March 31, 2000    $  924,262  $270,246      $26,876         Cash
June 30, 2000     $  654,009  $270,253      $20,796         Cash

Total             $  654,009  $1,080,991    $119,666

During the fiscal year ended June 30, 2001 the Company received the following payments on the note executed by IHHI,

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

9.  INCOME TAXES

The provision for income taxes for the first quarter ended September 30 and the year ended June 30, 2001 consist of the following (there were no provisions for income taxes on the financial statements due to the net loss carry forward from the previous years operations):

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

Deferred income tax assets consist primarily of net operating loss carry forwards. The Company has provided for a full valuation allowance on the deferred income tax assets as the realization of such benefits are uncertain. Such carry forwards expire beginning in 2004.

During the first quarter ended September 30, 2001 and the year ended June 30, 1999, the Company excluded the forgiveness of debt income from taxable income pursuant to Internal Revenue Code Section
108(A)(1)(B) and 108(B).

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

                                                 Three Months Ended
                                            September 30      September30
                                                2001              2000

Full-service ISP
 Revenue                                    $ 1,021,100      $     792,572
 Operating income                           $   243,651      $     160,474

Mortgage loan originations held for resale
 Revenue                                    $   782,532      $     109,354
 Operating income                           $   124,759      $    (515,734)

E Commerce (B-to-b/c)
 Revenue                                    $    55,461      $           0
 Operating income                           $     1,146      $     (99,789)

Marketing (B-to-b/c)
 Revenue                                    $     9,264      $     180,286
 Operating income                           $  (190,871)     $    (164,226)

Other
 Revenue                                    $    116,302     $           0
 Unallocated expenses                       $    (54,159)    $    (627,583)

Total
 Revenue                                    $  1,984,659     $   6,899,937
 Operating income                           $    124,526     $  (1,246,858)

12. OTHER  EVENTS

a. PMCC

On August 2, 2000, the Company announced that it had entered into an agreement to purchase 2,460,000 shares of common stock of PMCC
Financial Corp. ("PMCC"), a full-service mortgage banking company, from PMCC's former chairman of the board, Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust, which represents 66.36% of the 3,707,000 PMCC shares outstanding. The aggregate purchase price of $3,198,000 was to be paid in cash to the seller by the Company as follows: $700,000 at date of closing; $306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC, a listed AMEX company, were not trading at the time of the agreement. In the event that three months after closing, if PMCC's shares were not actively trading on the AMEX or NASDQ exchanges and the Company had not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price was to be reduced by the amount of the final two $175,000 payments.

Also on July 28, 2000, in a separate transaction, the Company entered into a stock purchase agreement with an unrelated individual whereby the Company would sell up to 370,000 PMCC shares that the Company either owned or would eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company would be released to the buyer in proportion to payments received.

As of December 31, 2000, the Company received payments under the July 28, 2000 agreement of $559,812 and the Company released 149,283 shares of PMCC stock that it owned. The gain on the sale of the PMCC stock of $410,529 has been included in revenues for the period ended
December 31,2000.

The Company on March 2, 2001 filed an action against Ronald Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust in U.S. District Court, in Orange County, California for rescission of the purchase of the PMCC stock agreement and return of $1,006,857 paid by the Company. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company for the balance of the price under the contract in the amount of $2,191,143. This action was filed in the U.S. District Court for the Southern District of New York. In February 2002 the New York case was transferred to California and consolidated with the case filed by the Company in Orange County, Caalifornia. The Company feels that it will prevail in these actions.

b. IBC

On August 11, 2000, the Company entered into an agreement to acquire all of the outstanding shares of International Business Co., a software developer that streamlines B2B e-commerce, in exchange for 2,000,000 shares of restricted Company shares to be held in escrow. Between September 1, 2000 and March 1, 2001, the Company was able to unilaterally cancel the contract if dissatisfied with the seller's performance. The Company canceled the purchase during the cancellation period agreed in the escrow.

c. Auction-Sales.Com, Inc.

On October 19, 2000, the Company entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. a Delaware corporation and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Company of 96.62% of the outstanding and treasury shares of common stock of Auction-Sales.Com, Inc., in exchange for shares of common stock of the Company.

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

b. JWC Construction

     The agreement, entered into in the ordinary course of business, with the JWC Construction Company of Poland, dated March 9, 2001 will enable companies to list their purchasing requirements on projects using the reverse auction platform. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another; the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase the purchaser's potential profit. This agreement covers the modification of the Construction Buying Group website for use by the Construction industry, and does not involve any payment by the Company.

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

West Coast Headquarters

3900 Birch Street, Suite 103
Newport Beach, Ca. 92660

International Headquarters

3 Boicho Voivoda str., 1024 Sofia, Bulgaria

(1)  Internet Service Provider (which includes a national dial-up
ISP; a wireless high speed ISP in Las Vegas, NV, Moreno Valley,
CA, and Woodland, CA; and Internet web design and hosting businesses.)

2X Inc, AKA LA Internet, Inc.
550 Carson Plaza Drive Suite 127
Carson. Ca. 90746

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

The Company employs over 40 people and has 7 offices, six in the US and one in Europe

Results of Operations - Comparison of Quarter Ended September 30, 2001 to Quarter Ended September 30, 2000.

(a)  Overall

     Prior to this quarter, the Company recognized the gross loan amount funded as revenue; effective July 1, 2001 the Company will only recognize the net proceeds received from the sale of that loan when that loan is sold. This change does not affect the net income (loss) for the period and the net results can be compared to prior periods. The revenue for the September 30, 2000 has been restated to reflect the change in revenue recognition.

     Revenues for the first quarter ended September 30, 2001 of $1,984,659 increased approximately 183% when compared with revenues of $1,082,212 in the prior year. The revenue restatement was due to the change in revenue recognition for mortgage loan originations. The interest rates for the mortgages loans since March of 2001 has remained from the low 6% to high 7% range though the end of September 2001 and it is expected for the rates to remain in this range through out the end of 2001.

     Selling, general and administrative expenses for the first quarter ending September 30 2001 of $1.618 million is a decrease 28% of when compared to the same expenses of $2.086 million for the same time period for the previous fiscal year 2000.

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

     Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                  Three Months Ended
                                              September 30      September30
                                                  2001             2000

Full-service ISP
 Revenue                                      $   1,021,100     $    792,572
 Operating income                             $     243,651     $    160,474

Mortgage loan originations held for resale
 Revenue                                      $     782,532      $   109,354
 Operating income                             $     124,759      $  (515,734)

E Commerce (B-to-b/c)
 Revenue                                      $      55,461      $         0
 Operating income                             $       1,146      $    (99,789)

Marketing (B-to-b/c)
 Revenue                                      $       9,264      $    180,286
 Operating income                             $    (190,871)     $   (164,226)

Other
 Revenue                                      $     116,302      $          0
 Unallocated expenses                         $     (54,159)     $   (627,583)

Total
 Revenue                                      $   1,984,659      $  1,082,212
 Operating income                             $     124,526      $ (1,246,858)

The results for the ISP service (see locations and services listed in Current Operations) for the first quarter ended September 30, 2001 of $1,021,100 is an increase of 128% when compared to the same period ended September 30, 2000 of $792,572. The increase is from concentration on the high-speed Internet accesses and increase in web sale activities. The profits of $243,651 for the three months ended September 30, 2001 is a increase of 151.8 % for the same three-month period of the previous fiscal year which reported profits of $160,474. The improvement in the profit margins is due to the fact that the profit margins are greater in the wireless Internet access then the standard dial up access.

The results for the Mortgage division originations (see locations and services listed in Current Operations) for the first quarter ended September 30, 2001 of $782,532 is an increase of 717.4% when compared to the same period ended September 30, 2000 of $109,354. The net income of $124,759 for the three months ended September 30, 2001 is a significant improvement over the same three-month period of the previous fiscal year which reported a loss of $(515,734). The increase in the revenue is from the improved marketing of the Mortgage division. The profits were due in part to better management and also selling the former Atlas Capital and the start a new mortgage group named Guarantee Funding.

The results for the E Commerce division (see locations and services listed in Current Operations) for the first quarter ended September 30, 2001 of $55,461, which didn't report sales for the same period, ended September 30, 2000 of zero revenue. The profits of $1,146 for the three months ended September 30, 2001 is a significant improvement over the same three-month period of the previous fiscal year which reported a loss of $(99,789).

The results for the Marketing division (see locations and services listed in Current Operations) for the first quarter ended September 30, 2001 of $9,264 is and decrease of 194% when compared to the same period ended September 30, 2000 of $180,286. The main reason for the decrease is the decision to stop selling cell phones and began marketing company products. The loss of $(190,871) for the three months ended September 30, 2001 is an increase of 115.8 % for the same three-month period of the previous fiscal year which reported a loss of $(164,226). The increase in the losses was also due to the change over in the marketing of products.

The results for Other Revenue (see locations and services listed in Current Operations) are from a service charge that is generated from the new marketing services that is provided by corporate to its clients. The revenue of $116,302 for this period ended September 30, 2001 is not to be compared to the prior period ended September 30, 2000, which had no reportable revenue. The loss of $(54,159) for the three months ended September 30, 2001 is a decrease of $(573,424) for the same three-month period of the previous fiscal year which reported a loss of $(627,583). The reduction in costs is from the reduction in the corporate staff and overhead costs.

Liquidity and Capital Resources.

Net cash provided by the operations of the Company was $124,526 for the three months ended September 30, 2001 versus net cash provided by operating activities of ($1,246,858) in the comparable prior year period.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended September 30, 2001: (a) purchase infrastructure equipment totaling $141,025.

Acquisitions

There were no acquisitions made during the quarter ended
September 30, 2001.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements."

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

  The following table summarizes the sensitivity analysis of change in the fair value of the Company's cost of funds as compared to the residual interest as of September 30, 2001 and June 30, 2001:

                                          Change In Fair Value As of:

                                             September 30      June 30
                                                 2001            2001

Prime Rate                                       6.000%          6.750%
Our Cost of Funds                                1.500%          1.500%
Total                                            7.500%          8.250%
Bond Market                                      4.575%          5.331%
Consumer Cost of Funds                           1.500%          1.500%
Total                                            6.075           6.831%
Net Impact Benefit (Loss)                      (1.425%)         (1.419)%

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company made the following issuances of unregistered securities during the quarter ended September 30, 2001:

7,750,000 shares of restricted common stock were issued each to Albert Reda and Louis Cherry as a bonus under each of their employment agreements with the Company. No commissions or fees were paid in connection with these issuances. All of the above sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided under Rule 506 of Regulation D by the fact that:

     - the sales were made to accredited investors as defined in Rule  502;

     - the information specified in paragraph (b)2(ii)(B) and paragraph
       (b)(2)(ii)(C) of this section was provided to each investor;

     - the Company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Company advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     - neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-Q SB.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Internet Business's International, Inc.



Dated: May 28, 2002              By: /s/ Albert R. Reda
                                 Albert R. Reda, Chief Executive Officer

                                EXHIBIT INDEX

Number                       Description

2.1 Agreement and Plan of Merger between the Company and Internet Business's International, Inc., a Delaware corporation, dated July 1, 1999 (incorporated by reference to Exhibit 2 of the Form 8-K/A filed on November 22, 1999).

2.2 Agreement and Plan of Merger and Share Exchange among the Company, Return Assured Incorporated, and IBUI Acquisition Corporation, dated June 4, 2001 (incorporated by reference to Exhibit 2.2 of the Form 10-K filed on October 1, 2001).

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

4.2 Consulting Agreement between the Company and Mark Crist, dated October 5, 1999 (incorporated by reference to Exhibit
        4.2 of the  Form S-8 filed on October 8, 1999).

10.1    Purchase Agreement (LA Internet) between the Company and
        Iron Horse Holdings, Incorporated, dated June 10, 1999
        (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on December 1, 1999).

10.2 Purchase Agreement between the Company and the Stockholders of MBM Capital Group Inc., dated July 1, 1999 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on December 1, 1999).

10.3 Acquisition Agreement (Net 2 Loan) between the Company and Lifestyle Mortgage Partners, dated September 15, 1999
        (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on February 22, 2000).

10.4    Purchase Agreement (license) between the Company and
        Stockholders of California Land & Home Sale, Inc., dated
        October 1, 1999 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 22, 2000).

10.5 Acquisition Agreement (Optical Brigade) between the Company and Wade Whitley, dated November 1, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on February 22, 2000).

10.6 Employment Agreement between the Company and Al Reda, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Form 10-K filed on October 1, 2001).

10.7 Employment Agreement between the Company and Louis Cherry, dated January 1, 2000 (incorporated by reference to Exhibit
        10.7 of the Form 10-K filed on October 1, 2001).

10.8    Agreement for Acquisition between the Company and Direct
        Communications, Inc., dated February 25, 2000 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on May 22, 2000).

10.9    Agreement between the Company and Internet 2xtreme, dated
        March 6, 2000 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed on May 22, 2000).

10.10 Agreement between the Company, Roanoke Technology Corp., and Global GPP Corp., dated March 21, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed on May 22, 2000).

10.11 Agreement between GPP Hungary Kft and Haitec Magyarorazagi Kft, dated March 30, 2000 (incorporated by reference to
        Exhibit 10.9 of the Form 10-Q filed on May 22, 2000).

10.12   Stock Purchase Agreement between the Company and Atlas
        Capital Corporation, dated April 1, 2000 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on September 27, 2000).

10.13   Stock Purchase Agreement between the Company and Ronald
        Friedman, Robert Friedman, and The Ronald Friedman 1997
        Grantor Retained Annuity Trust, dated July 28, 2000
       (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on November 16, 2000).

10.14 Stock Sales Agreement between the Company and a buyer, dated July 28, 2000 (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed on November 16, 2000).

10.15 Stock Purchase Agreement between the Company, International Business Company, Dennis B. Ginther, Clifford J. Roebuck, Jadwiga L. Ginther, and Bogumila E. Basu , dated August 19, 2000 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed on November 16, 2000).

10.16   Stock Purchase Agreement between the Company, Sonic
        Auction.com, Inc., and Brian Pruett, dated October 5, 2000 (incorporated by reference to Exhibit 10.14 of the Form 10-Q filed on February 15, 2001).

10.17   Stock Purchase Agreement between the Company, Auction-
        Sales.Com, Inc., and Zahid Rafiq, dated October 19, 2000
        (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed on February 15, 2001).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 1, 2001).