Form 10QSB/A
period 2001-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-06-11
CIK 880584

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

     As of December 31, 2001, the Company had 282,736,029 shares of common stock issued and outstanding.

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

PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Unaudited-Restated)

                                                 December 31        June 30
                                                     2001            2001
                                   Assets

Cash and cash equivalents                        $    274,396       $  258,019
Accounts receivable, net                              293,930          200,968
Inventories                                           287,869          166,307
Mortgage notes held for sale                        6,388,740        6,929,724
Prepaid expenses and other                            201,250          106,092

Total current assets                                7,446,185        7,661,110

Property and equipment, net                         2,175,425        1,869,761

Intangible assets, net                              2,256,211        2,543,697

                                                 $ 11,877,821      $12,074,588

                Liabilities and Stockholders' Equity

Accounts payable                                 $    575,366          559,292
Accrued liabilities                                   101,557           40,963
Revolving line of credit                            5,887,698        6,230,678
Current portion of long-term debt                       8,425           14,048
Deferred revenues                                      13,013           56,966
Other current liabilities                                   0                0

Total current liabilities                           6,586,059        6,901,947

Long-term debt                                        323,520        1,168,453
Stockholders' equity:
Preferred stock, par value $100.00 per share;
 1,000,000 shares Authorized: There are no
 issued and outstanding. as of this date.                   0                0
Common stock, par value $0.01 per share; 349,000,000
 shares authorized; 282,736,029 shares issued and
 outstanding at December 31, 2001 and
 June 30, 2001                                      2,827,360        2,672,360
Additional paid-in capital                          3,669,490        3,669,490
Accumulated deficit                                (1,528,608)      (2,337,662)

Total stockholders' equity                          4,968,242        4,001,188

Total liabilities and stockholders' equity         11,877,821       12,074,588

The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited-Restated)


                                                      Three Months Ended             Six Months Ended
                                                December 31     December 31     December 31    December 31
                                                    2001           2000             2001          2000
Revenues                                        $   2,538,067   $  1,217,518    $  4,522,726   $  2,299,730
Cost and expenses:
 Cost of revenues                                       5,082         33,130          11,212         33,130
 Selling, general and administration                1,980,051      1,336,101       3,598,865      3,423,012
 Depreciation and amortization                        580,743         47,163         824,440        289,322
 Total costs and expenses                           2,565,876      1,416,394       4,434,517      3,745,464

(Loss) income from operations                         (27,809)      (198,876)         88,209    (1,445,734)
Other income (expense):
 Other income or (expense)                              3,909        102,117          13,065        410,529
 Interest income                                            0        218,018               0        279,160
 Other expenses                                       (6,003)         (1,806)         (6,651)       (6,047)
 Total other income, net                              (2,094)         318,329          6,414       683,642

Income (loss) before minority interest               (29,903)         119,453              0      (762,092)

Minority interest in loss of subsidiaries                  0           10,170              0         29,828

Net (loss) income                                    (29,903)         129,623         94,623      (732,264)

Net loss (income) per common                             Nil              Nil            Nil           Nil

Weighted average number of common
shares outstanding                               282,736,029       225,539,580    282,736,029  225,539,580


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

The accompanying notes are an integral part of these financial statements

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Description of Business and Change in Control

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company" or "IBUI") was in the food product manufacturing business formerly known as, International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, after January 1, 1999 began plans to offer Internet based e-commerce services. In April of 1999, the Company announce its first e-commerce site and was engaged in the development, operation and marketing of a number of commercial activities. The Company currently owns and operates four reporting segments made up of subsidiaries and or divisions. The four divisions are as follows: Lending on Line (which includes real estate loans and equipment leasing), Internet Service Provider (which includes a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and Internet web design and hosting), E-commerce (which includes auction sites, B2C and B2B Internet transaction, and reverse auction sites for Europe and the United States), Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth), and Internet web design hosting). The Company has 6 offices in the US and 1 in Europe and more than 40 employees.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

The Company's consolidated financial statements include Global GPP Corp., an 80% owned subsidiary which operated from March 2000 to March 2001, when it ceased operations. The financial information of Global is included in the E Commerce section of the Company's financial statements, along with the Company's other E Commerce activities.

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

Change in Revenue Recognition

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loans were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company.
This financial statement has revised figures for June 30, 2001 and September 30, 2000, which incorporate the changes in revenue recognition for the Mortgage Division.

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

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period.

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

4.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                            December 31       June 30
                                                2001            2001
Accounts receivable:
 Accounts receivable                        $    366,250     $    396,977
 Less:  allowance for doubtful accounts          (72,320)        (196,009)
 Accounts receivable, net                        293,930          200,968

Mortgage loans held for sale:
 Mortgage loans held for sale                  6,474,470        7,049,096
 Less:  allowance for loan losses                (85,370)        (119,372)
 Mortgage loans held for sale, net             6,388,740        6,929,724

Property and equipment:
 Office furniture and equipment                   45,242           47,155
 Machinery and computer equipment              2,801,928        2,239,781
 Leasehold improvements                           10,026            1,726
 Less:  accumulated depreciation                (681,771)        (418,881)

Property and equipment, net                    2,175,425        1,869,781

Intangible assets:
 Capitalized software costs, including
 Websites                                      1,322,518        1,270,156
 Subscriber member bases                       1,302,118        1,302,118
 Others, including customer lists, existing
  technology, trade names                        423,386          423,386
 Less:  accumulated amortization                (791,811)        (451,963)
 Intangible assets, net                        2,256,211        2,543,697

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

Amounts outstanding under the IMPAC line at December 31, 2001 and June 30, 2001 were $6,474,470 and $7,049,096 respectively.

The effective interest rates per quarter for the credit lines listed above were as follows, the interest charge is deducted from the sale proceeds of the funded loans and is booked as a cost of revenue.


Quarter       Prime Rate     Impac     Imperial*     Number of Loans
                                                     Held over 30 Days

Dec. 31, 2001    4.75%        5.75%       N/A                0
Sept. 30, 2001   6.00%        7.00%      7.00%               0
June 30, 2001    6.75%        7.75%      7.75%               0
March 31, 2001   8.0%         9.0%       9.0%                0

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

Stock Issuance

At December 31, 2001 there were a total of 282,736,029 common shares issued and outstanding of which 94,582,267 were restricted.

Stock Issuance for services;

During the quarter ended December 31, 2001 no additional shares were issued.

During the quarter ended September 30, 2001, the following shares were issued: 15,500,000 as per employment contract.

The Company had issued and outstanding 267,236,029 shares at the end of the fiscal year ended June 30, 2001.

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

9.  INCOME TAXES

The provision for income taxes for the second quarter ended December 31 and the year ended June 30, 2001 consist of the following (there were no provisions for income taxes on the financial statements due to the net loss carry forward from the previous years operations):

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

During the second quarter ended December 31, 2001 and the year ended June 30, 2001, the Company excluded the forgiveness of debt income from taxable income pursuant to Internal Revenue Code Section
108(A)(1)(B) and 108(B).

10.  COMMITMENTS

The Company leases all of its offices, and the Company moved several of its offices during the first quarter of this fiscal year. This has reduced the its monthly obligations for several locations during the 2nd quarter of this fiscal year. The future minimum rental commitments at December 31, 2001 under these leases are as follows:

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

                                                  Three Months Ended
                                              December 31      December31
                                                  2001            2000

Full-service ISP
 Revenue                                      $   2,166,014     $  1,402,448
 Operating income                             $     594,286     $    257,676

Mortgage loan originations held for resale
 Revenue                                      $   1,800,359      $   206,146
 Operating income                             $     290,619      $  (548,318)

E Commerce (B-to-b/c)
 Revenue                                      $      99,846      $    42,816
 Operating income                             $     (46,982)     $  (134,630)

Marketing (B-to-b/c)
 Revenue                                      $       9,973      $    457,862
 Operating income                             $   (345,836()     $   (335,065)

Other
 Revenue                                      $     446,534      $    190,458
 Unallocated expenses                         $    (397,464)     $     28,973

Total
 Revenue                                      $   4,522,726      $  2,299,730
 Operating income                             $      94,623      $   (732,264)

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

The Company on March 2, 2001 filed an action against Ronald Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust in U.S. District Court, in Orange County, California for rescission of the purchase of the PMCC stock agreement and return of $1,006,857 paid by the Company. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company for the balance of the price under the contract in the amount of $2,191,143. This action was filed in the U.S. District Court for the Southern District of New York. In February 2002 the New York case was transferred to California and consolidated with the case filed by the Company in Orange County, California. The Company feels that it will prevail in these actions.

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

c. Auction-Sales.Com, Inc.

On October 19, 2000, the Company entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. a Delaware corporation, and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Company of 96.62% of the outstanding and treasury shares of common stock of Auction-Sales.Com, Inc., in exchange for shares of common stock of the Company.

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

b. JWC Construction

     The agreement, entered into in the ordinary course of business, with the JWC Construction Company of Poland, dated March 9, 2001 will enable companies to list their purchasing requirements on projects using the reverse auction platform. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another; the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase the purchasers potential profit. This agreement covers the modification of the Construction Buying Group website for use by the Construction industry, and does not involve any payment by the Company.

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

The Company employs over 40 people and has 7 offices, six in the US and one in Europe.

Results of Operations - Comparison of Quarter Ended December 31 2001 to Quarter Ended December 31, 2000.

(a)  Overall

     Prior to July 1, 2001, the Company recognized the gross loan amount funded as revenue; effective July 1, 2001 the Company will only recognize the net proceeds received from the sale of that loan when that loan is sold. This change does not affect the net income (loss) for the period and the net results can be compared to prior periods.

     Revenues for the second quarter ended December 31, 2001 of $4,522,726, is an increase of approximately 196% when compared with revenues of $2,299,730 in the prior year. This revenue restatement is due to the change in accounting of revenue for the mortgage lending group.

     Selling, general and administrative expenses for the second quarter ended December 31, 2001 of $3,598,865 is an increase 5% of when compared to the same expenses of $3,423,012 for the same time period for the previous fiscal year.

     The resulting profit for the six month period ended December 31, 2001 of $94,623 was a significant increase when compared to the loss of ($732,264) reported the comparable quarter ended December 31, 2000. The Company has concentrated on reducing cost and increasing revenue.

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

     Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                    Six Months Ended
                                              December 31      December31
                                                 2001             2000

Full-service ISP
 Revenue                                      $   2,166,014     $  1,402,448
 Operating income                             $     594,286     $    257,676

Mortgage loan originations held for resale
 Revenue                                      $   1,800,359      $   206,146
 Operating income                             $     290,619      $  (548,318)

E Commerce (B-to-b/c)
 Revenue                                      $      99,846      $    42,816
 Operating income                             $     (46,982)      $ (134,630)

Marketing (B-to-b/c)
 Revenue                                      $       9,973      $    457,862
 Operating income                             $    (345,836)     $   (335,065)

Other
 Revenue                                      $     446,534      $    190,458
 Unallocated expenses                         $    (397,464)     $     28,073

Total
 Revenue                                      $   4,522,726      $  2,299,730
 Operating income                             $      94,623      $   (732,264)

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

The results for the Mortgage Division were impacted for the following reasons:

(a)  The change in the way revenue is recorded; and

(b) The Mortgage Division generated over $16,000,000 of mortgage loans that were due to be funded in the last 2 months of the quarter. The IMPAC funding line was at capacity, which prevented the Company from funding those loans, and required the Company to obtain a different funding line with PCFS in December 2001. This new line did not become operational in time to save the $16,000,000 of loans that were approved and ready to fund. As a result the Company reduced its personnel in that division from over 23 to only three by the end of the second quarter.

The results for Mortgage Originations (see location and services listed in Current Operations) for the second quarter ended December 31, 2001 of $1,800,359 is an increase of 873% when compared to the same period ended December 31, 2000 of $206,146. The profits of $290,619 for the six months ended December 31, 2001 is a significant improvement over the same six-month period of the previous fiscal year which reported losses of ($548,318).

The results for the E Commerce division (see location and services listed in Current Operations) for the second quarter ended December 31, 2001 of $99,846 was an increase in sales for the same period, ended December 31, 2000 of $42,816. The loss of ($46,982) for the six months ended December 31, 2001 is an improvement over the loss for the same period of the previous fiscal year, of ($99,789). The Company will continue this division's operation and anticipates it becoming profitable by the end of this fiscal year.

The results for the Marketing division (see location and services listed in Current Operations) for the second quarter ended December 31, 2001 of $9,264 is a decrease of 459% when compared to the same period ended December 31, 2000 of $457,862. The main reason for the decrease was the decision to stop selling cell phones and begin marketing Company products. The losses of ($345,836) for the same period are an increase of 9.8 % for the same period of the previous fiscal year, which reported losses of ($335,065). The increase in losses was also due to the change over in the marketing of products. The Company currently does not use other means of informing the consumer about the products and services that the Company offers other than the Internet. The Company feels that Direct Marketing is the most effective means to market its products and services to the non Internet Consumer. The Company is still trying to develop an effective direct marketing program.

The results for Other Revenue are from service charges that are generated from the new marketing services that are provided by corporate to its clients. The revenue of $446,534 for this period ended December 31, 2001, is not to be compared to the prior period ended December 31, 2000, which revenue of 190,458 from sources other then the current marketing services. The losses of ($397,464) for the six months ended December 31, 2001 is a decrease from the profits of $28,073 reported for the same six month period of the previous fiscal year.

Liquidity and Capital Resources.

Net cash provided by the operations of the Company of $94,623 for the six months ended December 31, 2001, is a significant improvement when compared to the net cash provided by operating activities of ($732,262) in the comparable prior year period. The Company plans on expanding its wireless Internet services at an increased rate and therefore it is considering additional sources for raising capital for this expansion. The increased rate for expansion is due to the greater then expected increase in demand for the wireless Internet services in Las Vegas, Nevada and Woodland, California. The Mortgage Division will be in the process of rebuilding during the third quarter and will not a substantial contributor during that quarter as it has been in the past. The Company has sufficient Capital to rebuild the Mortgage Division during third quarter and expect it to be profitable again in the forth quarter of this fiscal year.

Capital Expenditures.

Other than except for as set forth below, no material capital expenditures were made during the quarter ended December 31, 2001: purchase infrastructure equipment totaling $245,405.

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

     The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual interest as of December 31, 2001 and September 30, 2001:


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

     The Company on March 2, 2001 filed an action in the United States District Court, Central District of California against Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust (Case Number SA CV 01-268 DOC (Eex)) for rescission of the purchase of the PMCC stock and return of the $1,006,857. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action in the United States District Court, Southern District of New York against the Company (Case Number CV 01-7637), for the balance of the contract in the amount of $2,191,143. Each side has filed an answer to the complaints. The Company intends to contest this matter vigorously. Management cannot take any position at this time as to the likely outcome of the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company did not issue any unregistered securities during the quarter ended December 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Internet Business's International, Inc.



Dated: May 29, 2002              By: /s/ Albert R. Reda
                                 Albert R. Reda, Chief Executive Officer

                                EXHIBIT INDEX

Number                         Description

2.1 Agreement and Plan of Merger between the Company and Internet Business's International, Inc., a Delaware corporation, dated July 1, 1999 (incorporated by reference to Exhibit 2 of the Form 8-K/A filed on November 22, 1999).

2.2 Agreement and Plan of Merger and Share Exchange between the Company, Return Assured Incorporated, and IBUI Acquisition Corporation, dated June 4, 2001 (incorporated by reference to Exhibit 2.2 of the Form 10-K filed on October 1, 2001).

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

3.2     Certificate of Amendment of Articles of Incorporation
        (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on December 1, 1999).

3.3     Certificate of Amendment of Articles of Incorporation
        (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed on May 22, 2000).

3.4     Certificate of Amendment of Articles of Incorporation
        (incorporated by reference to Exhibit 3.4 of the Form 10-Q filed on May 22, 2000).

3.5 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed on December 1, 1999).

4.1     Retainer Stock Plan for Non-Employee Directors and
        Consultants dated October 1, 1999 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on October 8, 1999).

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

10.3 Acquisition Agreement (Net 2 Loan) between the Company and Lifestyle Mortgage Partners dated September 15, 1999
        (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on February 22, 2000).

10.4    Purchase Agreement (license) between the Company and
        Stockholders of California Land & Home Sale, Inc., dated
        October 1, 1999 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 22, 2000).

10.5 Acquisition Agreement (Optical Brigade) between the Company and Wade Whitley dated November 1, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on February 22, 2000).

10.6 Employment Agreement between the Company and Al Reda dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Form 10-K filed on October 1, 2001).

10.7 Employment Agreement between the Company and Louis Cherry dated January 1, 2000 (incorporated by reference to Exhibit
        10.7 of the Form 10-K filed on October 1, 2001).

10.8    Agreement for Acquisition between the Company and Direct
        Communications, Inc., dated February 25, 2000 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on May 22, 2000).

10.9    Agreement between the Company and Internet 2xtreme dated
        March 6, 2000 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed on May 22, 2000).

10.10 Agreement between the Company, Roanoke Technology Corp., and Global GPP Corp., dated March 21, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed on May 22, 2000).

10.11 Agreement between GPP Hungary Kft and Haitec Magyarorazagi Kft dated March 30, 2000 (incorporated by reference to
        Exhibit 10.9 of the Form 10-Q filed on May 22, 2000).

10.12   Stock Purchase Agreement between the Company and Atlas
        Capital Corporation dated April 1, 2000 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on September 27, 2000).

10.13   Stock Purchase Agreement between the Company and Ronald
        Friedman, Robert Friedman, and The Ronald Friedman 1997
        Grantor Retained Annuity Trust, dated July 28, 2000
        (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on November 16, 2000).

10.14 Stock Sales Agreement between the Company and a buyer dated July 28, 2000 (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed on November 16, 2000).

10.15 Stock Purchase Agreement between the Company, International Business Company, Dennis B. Ginther, Clifford J. Roebuck, Jadwiga L. Ginther, and Bogumila E. Basu, dated August 19, 2000 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed on November 16, 2000).

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