Form 10KSB/A
period 2002-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-10-11
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90
days.  Yes  X    No.

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K [   ].
Not Applicable.

     The aggregate market value of the voting stock held by non-affiliates of the Company as of September 21, 2002: Common Stock, par value $0.001 per share -- $382,736. As of September 21, 2002, the Company had 38,273,603 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I                                                                 PAGE

ITEM 1.  BUSINESS                                                         3
ITEM 2.  PROPERTIES                                                      15
ITEM 3.  LEGAL PROCEEDINGS                                               16
ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS               16

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                                 16
ITEM 6.  SELECTED FINANCIAL DATA                                         18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                     23
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     24
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                          24

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                24
ITEM 11.  EXECUTIVE COMPENSATION                                         25
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                          26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 27

PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS                                           28

SIGNATURES                                                               29

                                       PART I.

ITEM 1.  BUSINESS.

Introduction.

     Internet Business's International, Inc. ("Company") is a broad based Internet company that provides goods and services over the Internet to businesses and consumers though three operating divisions: (1) ISP (Internet Service Provider); (2) On-line Lending; and (3) Direct Marketing.

     Our corporate mission is one of unification and synergy. We accomplish this mission by empowering our operating divisions with the benefits of top-notch administration and management, and enabling economies of scale by aggregating many business functions. The Company's vision is to build a word-class on-line enterprise that is many times the sum of its parts.

History of the Business.

     International Food and Beverage was listed for exchange on the Over The Counter Bulletin Board in June 1988. This company operated in the food services industry until late 1997, at which time it ceased operations. This firm remained dormant until December of 1998. At that time new management was put in place, and a decision was made to move the Company's focus to the Internet and change the Company's name to Internet Business's International, Inc.

     On January 1, 1999 the newly named company began to offer goods and services over the Internet, starting with the development of an on-line B2C (business to consumer) e-retail site, AuctionWinner.com, The site was launched in April 1999. In July 1999, the Company expanded their service offerings by acquiring an ISP (Internet Service Provider) by the name of LA Internet. The Company changed its domicile from Delaware to Nevada in same year.

Current Operations.

     The Company currently operates three reporting divisions:

(1) ISP (which includes a national dial-up ISP; a wireless high speed ISP in Las Vegas, NV, Moreno Valley, CA and Woodland, CA; and Internet web design and hosting businesses.)

(2) On-line Lending (which includes real estate loans and equipment leasing.) Before the end of the fiscal year this division was closed and the Company is now reviewing its options regarding this division.

(3) Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth.)

The Company has 3 offices in the US and 1 in Europe and more than 20 employees.

Operating Divisions

(a)  ISP.

The ISP division operates four businesses that serve three distinct customer groups (dial-up ISP, wireless ISP, web site design / hosting)

     (1)  2 X, Inc. (www.2xaccess.com)
          Los Angeles, California; Woodland, California

     2X, Inc (formerly LA Internet, Inc.) a wholly owned subsidiary of the Company, is a full service dial-up ISP and web site hosting business. 2X provides nationwide dial-up access for consumers and businesses. This company also provides hosting and co-location (server farm) services to individuals and businesses. 2X employs state of the art equipment from Sun, Dell, Cisco, and BreezeCom. T1 and T3 level bandwidth providers include major national backbones such as Cogent and MCI.

     Revenue is generated though monthly fees charged for dial-up
Internet access and web site hosting.  LA Internet currently has 9 employees.

     (2)  2X Design (www.2xdevelopment.com)
          Los Angeles, California; Sofia, Bulgaria

     2X Internet Design (an operating division of 2X, Inc.) is full service web site design and development agency. This company offers a full portfolio of offerings: strategic planning, creative design, programming, and on-line marketing plans for individuals, businesses, and government agencies.

     In addition to offering professional services, 2X Design retails a product called Site Creator - in strategic partnership with Network Solutions. Site Creator allows individuals or businesses to create their own web sites. These sites are then hosted by 2X, Inc..

     Revenue is generated though hourly or fixed price fees for professional services, and though the retail sale of Site Creator. 2X Design currently has 3 employees.

     (3)  2X Wireless (www.2xwireless.com)
          Las Vegas, Nevada; Moreno Valley and Woodland, California

     2X Wireless (an operating division of 2X, Inc.) operates a RF (Radio Frequency) type wireless ISP in several major west coast geographies: Las Vegas, Nevada; Moreno Valley, California; and
Woodland, California. 2X provides Internet access to individuals and businesses at speeds up to 3 MB (megabits) per second.

     Revenue is generated though monthly fees charged for wireless Internet access. 2X currently has 5 employees.

(b)  On-line Lending Division

     (1)  Guarantee Capital Group (www.gcapgp.com)
          Carson, California

     Guarantee Capital Group (a wholly owned subsidiary of the Company) is a mortgage banking company that processes and funds loans for homes. Guarantee's customers are primarily consumers that are applying for a first mortgage on a qualifying home. Guarantee generates qualified applicants though on-line marketing campaigns and through their web sites (www.glendgp.com) and (www.gcapgp.com).

     Guarantee approved and funded loans according to Freddie Mac and Fannie Mae conforming and non-conforming underwriting criteria.
Institutions such as RFC, Sun Trust and Internist, may purchase
"bulk" loans from Guarantee.

     Revenue was generated through loan fees, processing fees, and yields based upon interest earned over the life of the loan and the cost of the funds.

     Guarantee Capital Group was closed at the end of the current fiscal year ending June 30, 2002 and currently has 0 employees. The Company has yet to decide whether to reopen this subsidiary or not.

     (2) Discount On-line Leasing (www.discountonlineleasing.com) Laguna Hills, California

     Discount On-line Leasing (an operating division of the Company) markets equipment-leasing solutions to small businesses. This company markets solutions for a wide range of equipment assets, including agricultural, computing, communications, office, machine tool, and manufacturing equipment. Discount On-line Leasing provides equipment leases to businesses the United States and Canada. The leases are funded though a number of finance companies that specialize in capital equipment funding.

     Revenue is generated though commissions paid on the successful acceptance of leases. Discount On-line Leasing currently has 1 employee.

(c)  Direct Marketing Division

     1st2 Market, Inc. (www.1st2mart.com)
     Las Vegas, Nevada

     1st2 Market* (a wholly owned subsidiary of the Company) direct markets goods and services to individuals and businesses. Types of offers that 1st2 Market represents are computers bundled with Internet access, long distance offers, and cellular telephone hardware and calling plans. 1st2 Market markets its offers though print and on-line channels with a heavy emphasis on leveraging other Internet Business' International web sites.

     Commissions paid on orders processed generate revenue.  1st2
Market currently has 1 employee.

     Corporate
     Las Vegas, Nevada, Los Angeles, California

     The Company maintains an administration and support group in Nevada and California. The group supports the operating divisions and administrates the public filings and financial statements. This office has 3 employees.

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

     The majority of the Company revenue came from on-line loans until December 2001, when the mortgage lending on line subsidiary was closed. The main revenue for the Company is currently for the Internet services provide by the Company. The Company competes with many other companies that offer the same type of Internet-only services we offer - such as ISP services. The Company competes with its direct marketing division with many other similar direct marketing companies.

     As the Company expands the scope of its Internet services, it will compete directly with a greater number of Internet sites and other similar type of companies across a wide range of different on-line and off-line services. The Company also competes in vertical markets where competitors may have advantages in expertise, brand recognition, and other factors. Many companies offer directly competitive products or services information and community services, including, among others: America On-line; Yahoo; InfoSeek Corporation; Lycos, and Microsoft Corporation (msn.com).

     During the past 12 months, there have been a number of business failures that have negatively impacted Internet Companies. Of note are the Excite at Home, MCI and Covad bankruptcies. Strategic alliances of companies have also impacted the Internet market place for example the SBC and Yahoo alliance where SBC offers DSL service to Yahoo customers. Also the mergers of the past years which include: Walt Disney Company acquiring a significant interest in InfoSeek; AOL acquiring Time Warner and Netscape; and AT&T, acquiring cable television infrastructure with the acquisition of Media One, have impacted the Internet Companies. When you include the general down turn in the market place due to the disclosure of accounting irregularities by major public companies such as Enron and AOL, which adds to the negative impact in the stock market overall.

     These occurrences have also impacted the availability of funds for all Companies seeking expansion capital. The Company cannot determine that funds needed by the Company for expansion would be available when required. It is all so noted that competitors of the Company are significantly larger or better established than the Company. As a result, each of them will have access to significantly greater financial, marketing and, in certain cases, technical resources than the Company.

     These and other competitors are expected to continue to make substantial marketing expenditures to promote their on-line properties. The Company may be required to increase its sales and marketing expenditures significantly in response to these efforts, which may materially impair its operating results and may not be a success.

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

Sector                Subsidiary          Competition              Stock Symbol

ISP
Dialup                2x access           Internet America        (geek, OTCBB)
Wireless              2x wireless         Go America              (goam, NASD)
Web design            2x development      Genesis Intermedia      (gene, OTCBB)

On-line Lending
Mortgages             Guarantee Capital   Electronic Mortgage     (embi, OTCBB)

Leasing               Discount On-line    leaseforce.com           N/A
                      Leasing

Direct Marketing      1st2 Market         directoneusa.com         N/A

The Company also faces competition with respect to the acquisition of strategic businesses and technologies. Many of its existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than the Company does. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and AOL. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with its competitors. These larger companies may use their substantial media resources to promote and enhance their own services. Greater competition resulting from such relationships could have a materially adverse effect on the Company's business.

Strategic Alliance and Agreement.

     The recent alliance of the Company with MCI has increased the companies and its subsidiaries' ability to offer high speed DSL service national through this s agreement.

Marketing Plans.

     The Company competes with other on-line services, web site operators and advertising networks, as well as traditional off-line media such as television, radio and print to convey to the consumer the services and products that are offered by the Company. The Company has used Print, Radio, and Television to inform the public and consumer of these products and services. Accordingly, the Company may face increased pricing pressure for the purchase of advertisement space. The Company therefore has also developed alternative marketing plans that uses direct marketing, cross promotion and bundling of services and products to increase its client base

Proprietary Rights.

     The Company regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success. The Company relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Effective trademark, copyright, and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the Internet. The distinctive elements of the Company's web sites may not be protected under copyright law. Management cannot guarantee that the steps the Company has taken to protect its proprietary rights will be adequate. Many parties are actively developing communication, community, e-commerce, and other web-related technologies.
Management believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, management believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, management is aware that a number of patents have been issued in the areas of electronic commerce, on-line auctions, web-based information, on-line direct marketing, fantasy sports, common web graphics formats and mapping technologies. Management anticipates that additional third-party patents will be issued in the future. From time to time these parties may assert patent infringement claims against the Company. Management cannot guarantee that it would be able to license such patents on reasonable terms. The Company may incur expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that the Company has infringed such third-party patent rights, the Company could incur monetary liability and be prevented from using the rights in the future.

Employees.

     As of the date of this filing, the Company had over 20 employees. This is a reduction from the same time last year when the company had 60 employees. The reduction of the employees was due to the changes made December 1, 2001 with the staff reductions in the ISP division; mortgage lending division and the direct marketing division. The Company's future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

Risk Factors.

     In addition to the other information in this Report, the following particular risk factors may be encountered in the operation of the Company under its current plan of business:

(a)  Limited Operating History.

     The Company has only begun operations as an Internet company since January 1, 1999. Therefore, the Company has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving its growth plan depends on, among other things, the Company's: ability to continue to develop and extend its brand; ability to develop new web site properties; ability to maintain and increase the levels of traffic on its internet properties; development or acquisition of services or products equal or superior to those of the Company's competitors; ability to effectively generate revenues through sponsored services and placements on the Company's internet web site properties; ability to effectively integrate the technology and operations of businesses or technologies which the company may acquire; ability to successfully develop and offer new personalized web-based services, such as e-mail services, to consumers without errors or interruptions in service; and ability to identify, attract, retain and motivate qualified personnel. Furthermore, the success of the Company's growth plan depends on factors outside its control including, among other things: the adoption by the market of the web as an E-Commerce medium; the successful sale of web-based services by the Company's sales agents; and the relative price stability for web-based services and products, despite competition and other factors that could reduce market prices. The Company may not be successful in implementing its growth plan or continuing to operate its business as anticipated.

(b)  Operating Results May Fluctuate.

     The Company expects to derive the majority of its revenues from a variety of revenue sources, which are difficult to forecast accurately. As noted above, the Company expects its operating expenses to increase significantly over the near term. To the extent its expenses increase but its revenues do not, its business, operating results, and financial condition will be materially and adversely affected. Operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. These factors include: the level of usage of the Company's Internet sites, and the demand for the products and services that the Company offers over the Internet, the amount and timing of capital expenditures and other costs relating to the expansion of its operations; the introduction of new products or services by the Company or its competitors; pricing changes for internet-based services, the timing of initial set-up, engineering or development fees that may be paid in connection with larger area distribution arrangements; technical difficulties with respect to the online web site properties that the Company may develop; costs incurred with respect to acquisitions; negative general economic conditions and resulting effects on economic conditions specific to the internet and online media.

     A key element of the Company's strategy is to generate revenues through services and products from its online media properties and its direct marketing operations. In connection with these, the Company will receive fees as well as a portion of transaction revenues received by business that is originated through the Company sites. This type of revenue generation exposes the Company to potentially significant financial risks, including: the risk that the Company fails to obtain the minimum level of revenue required to maintain the operational expenses of the Company.

(c)  Dependence on Continued Growth in Use of the Internet; Technological
     Change.

     The Company's future success is dependent upon continued growth in the use of the Internet and the web in order to support the sale of its products and services and its online web site properties. The Companies Internet businesses are relatively new, and it is difficult to predict the extent of further growth, if any, in from these sites. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. To the extent that the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed upon it by such growth and the performance or reliability of the web may be adversely affected.

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

     The markets for the Company's products and services have only recently begun to develop, are rapidly evolving, and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult for management to predict whether, or how fast, these markets will grow. The Company cannot guarantee either that the market for its products and services will continue to develop or that demand for its products and services will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if its products and services do not sustain market acceptance, its business, operating results, and financial condition may be materially and adversely affected.

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

(e)  Possible Inability to Successfully Enhance or Develop Properties.

     To remain competitive, the Company must continue to enhance and improve the functionality, features, and content of its web site properties. The Company may not be able to successfully maintain competitive user response times or implement new features and functions, which will involve the development of increasingly complex technologies. Personalized information services, such as its web-based email messaging services, message boards, and other community features, require significant expense. The Company cannot guarantee that additional revenues from these services will offset this additional expense.

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

(f)  Management of Potential Growth and Integration of Acquisitions.

     The Company's growth may place substantial strains on its financial systems and its systems to train and manage its employee base. The process of managing large, high traffic web sites is an increasingly important and complex task. This relies on both internal and licensed third-party management and analysis systems.
To the extent that the Company does not have the appropriate inventory or any extended failure of its management system results "make good" obligations with its customers, which, could defer revenues. Failure of its management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely E-Commerce reports and also could negatively affect its relationships with its customers. The Company's systems, procedures, or controls may not be adequate to support its operations, particularly with regard to support and service. Its management may not be able to achieve the rapid execution necessary to fully exploit its market opportunity. Any inability to effectively manage growth may have a materially adverse effect on its business, operating results, and financial condition.

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

     The Company is dependent on third parties for much of its technology and infrastructure. The Company's operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. The Company does have multiple site capacity, which would reduce the impact in the event of any such occurrence. Despite its implementation of network security measures, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. The Company does not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Such events may have a materially adverse effect on its business, operating results, and financial condition.

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

(i)  Liability for the Company's Services.

     The Company hosts a wide variety of information, community, communications and commerce services that enable individuals to exchange information, generate content, conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for activities of their users are currently unsettled. Claims could be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of information that may be posted online by its users. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, the Company could be exposed to liability through content and materials that may be posted by users in auctions, message boards, clubs, chat rooms, or other interactive community-building services. Such claims might include, among others, that by providing hypertext links to web sites operated by third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites, or that the Company is responsible for legal injury caused by statements made to, actions taken by or content generated by, participants in its message board services, clubs, or other community building services. It is also possible that if any information that may, in the future, be provided through its services, such as stock quotes, analyst estimates or other trading information contains errors, third parties could make claims against the Company for losses incurred in detrimental reliance on such information. The Company offers web-based e-mail type messaging services, which expose it to potential risks, such as liabilities or claims resulting from lost or misdirected messages, illegal or fraudulent use of messages, or interruptions or delays in messaging services. Investigating and defending such claims are expensive, even to the extent such claims do not result in liability.

     The Company may also, from time to time, enter into arrangements to offer third-party products and services under the Company's brand or via distribution on its properties. While its agreements with these parties would provide that the Company would be indemnified against liabilities, such indemnification may not be adequate. The Company may be subject to claims concerning such services or content by virtue of its involvement in marketing, branding or providing access to such services. Any such claims may have a materially adverse effect on its business, results of operations, and financial condition.

(j)  Potential Commerce-Related Liabilities and Expenses.

     As part of its business, the Company enters into agreements with businesses, sponsors, content providers, service providers, and merchants under which the Company is entitled to receive a share of revenue from the purchase of goods and services by users of its web site properties. Such arrangements may expose the Company to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services. These activities expose the Company to a number of additional risks and uncertainties, including: potential liabilities for illegal activities that may be conducted by participating merchants; products liability or other tort claims relating to goods or services sold through hosted commerce sites; consumer fraud and false or deceptive advertising or sales practices; breach of contract claims relating to merchant transactions; claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from e-commerce transactions; and claims that may be brought by merchants as a result of their exclusion from its commerce services or losses resulting from any downtime or other performance failures in its hosting services.

ITEM 2.  PROPERTIES.

     The consolidated Company has over $1,900,000 in equipment and furniture at a variety of co-locations for Internet wireless, and server equipment plus the following office locations;

Internet Business's International, Inc.

Corporate Headquarters       4634 S. Maryland Pkwy, Suite 107, Las
                             Vegas, Nev. 89119

West Coast Headquarters      3900 Birch Street, Suite 103, Newport
                             Beach, Ca. 92660*

International Headquarters   3 Boicho Voivoda str., 1024 Sofia, Bulgaria

Subsidiaries of Internet Business's International, Inc. (current as of June 30, 2002)

1 st 2 Market, Inc.          4634 S. Maryland Pkwy, Suite107, Las Vegas,
                             Nev. 89119

2X Inc.                      4634 S. Maryland Pkwy, Suite 107, Las
                             Vegas, Nev. 89119

                             3 Boicho Voivoda str., 1024 Sofia, Bulgaria

                             550 Carson Plaza Drive Suite 127, Carson.
                             Ca. 90746**

                             725 Main St. Suite 12, Woodland, Ca. 95695

Several of these locations house more then one subsidiary.

*After September 1, 2002 the Company consolidated its southern
California operation to the offices located in Carson, California.

**This location will be used for the On Line Lending Division if it is reopened.

ITEM 3.  LEGAL PROCEEDINGS.

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

                                  PART II.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The common stock of the Company is traded on the Over the Counter Bulletin Board under the symbol "IBUI" and the range of closing bid prices shown below is as reported by the this market place. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     For the Fiscal Year Ended June 30, Per Share Common Stock Bid Prices by Quarter

                                     2002                        2001

                                  High     Low              High     Low

1st Quarter   9-30                0.009    0.008            0.3125   0.1562
2nd Quarter  12-31                0.014    0.008            0.125    0.0625
3rd Quarter   3-31                0.007    0.007            0.0781   0.0469
4th Quarter   6-30*               0.013    0.008            0.05     0.03

*June 30, 2002 is post the 1 for 10 reverse split.

Holders of Common Equity

As of June 30, 2002 there were 521 shareholders of record of the Company's Common Stock.

Dividends

     On June 17, 2002, the Company announced the sale of Aces Optics to CRT Corp. for 2,000,000 shares of CRT restricted stock valued at $1.00 a share, the dividend was to be based on one share of CRT Corp. per 100 shares of post reverse split shares of the Company. On July 8 the Company announced that the record date of July 17, 2002 for the shareholders to receive the dividend. On July 18, 2002 the Company announced the date of distribution to be August 30, 2002. By September 15, the Transfer agent was working with DTC to complete the issuance of the divided CRT Corp. restricted to its shareholders.

Equity Securities Sold Without Registration

     The Company made the following sales of unregistered securities during the fiscal year ended:

(a) During the quarter ended December 31, 2000, the Company issued the following shares of common stock: (a) 500,000 shares of restricted 144 stock for the acquisition of Sonic Auction.Com; and
(2) 7,140,406 common stock were issued pursuant to the agreement with the conversion rights of the preferred stock issued December 15, 1998, upon the 10 day average of the closing bid price prior to the to the conversion date.

(b) During the quarter ended March 31, 2001, the Company issued the following shares of common stock: 18,981,080 on conversion of additional preferred stock that was originally issued December 15, 1998 (as discussed in subparagraph (a) above).

(c) During the quarter ended June 30, 2001, the Company issued the following shares of common stock: 19,499,430 on conversion of additional preferred stock that was originally issued December 15, 1998 (as discussed in subparagraph (a) above).

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

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data for the years ended June 30, 200, 2001, 2000, 1999,and 1998, are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

                                              Year End June 30
                                2002      2001      2000      1999     1998

Statement of Operations Data:
(in thousands)
Revenues                       $  5,895  $  7,206  $  2,332  $   141 $   2,378
Cost of revenues                     37       307     1,098       23     2,248
Sales General & admin exp.        5,240     5,921     3,107       43       525
Depreciation & Amont. exp         2,050       870       791      157       366
Net operating income (loss)      (1,432)      107    (2,665)     (82)   (1,160)
Net other income and expense      1,005       687        44    2,250         0
Net income (loss)                  (426)      794    (2,596)   2,168    (1,160)
Per common share net               (.01)      nil       nil     0.01        nil
Weighted average                 29,106   250,907   189,580  164,550    158,060
shares outstanding

                                              Year End June 30
                                2002      2001      2000      1999     1998

Balance Sheet Data:
(In thousands)
Current assets                     375      7,661    4,826       395         1
Fixed assets                     3,419      4,413    3,459         0         0
Total assets                     5,795     12,074    8,932     4,015     1,102
Current liabilities                631      6,902    3,602        30     1,819
Long-term debt                     576      1,168      204         0       455
Shareholders' equity
 (deficiency)                    4,587      4,004    5,139     3,985    (2,273)

The Company has not paid dividends in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

(a)  Comparison by Segment

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Full service internet service provider (ISP), mortgage banking business (which ceased operation in June 2002), and business-to-consumer ("B2C") provider. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

     Full service Internet service provider serves customers requiring Internet access in the western United States through dial-up, and high-speed wireless; web hosting and web design. Mortgage banking business includes online mortgage loan origination, processing, servicing and resales, (which ceased operations in June 2002). Business-to-consumer provider primarily consists of cellular phone service origination fees and sales.

     Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

Information on reportable segments is as follows:

Fiscal Year Ended                                 June 30        June 30
                                                    2002           2001

Full-service ISP
Net sales                                      $ 3,437,011    $ 4,912,285
Operating income                                   290,448    $ 2,037,932

Mortgage loan originations held for resale
Net sales                                      $ 1,845,991    $ 1,073,147
Operating income                             $      17,358    $    (83,571)

Marketing (B-to-b/c)
Net sales                                    $       9,973    $    495,251
Operating income                             $    (372,019)   $   (825,858)

Other
Net income                                   $     602,611    $    725,984
Unallocated expense                          $    (362,008)   $   (334,986)

Total
Net sales                                    $   5,895,586    $  7,206,667
Operating income                             $    (426,221)   $     793,517

(b)  Comparison of Year to Year.

     (1)  Fiscal 2002 Compared to Fiscal 2001

     Revenues for the twelve-month period ended June 30, 2002 of $5,895,586 decreased approximately 18.2% when compared with revenues $7,206,667 of in the prior year. This revenue decrease is due to the Company's ISP loss of revenue for the following reasons; from the dial-up, due to attrition and the Company not actively seeking additional dial-up accounts, hosting and web design account due to a vast number of clients either going out of business and or reducing it's expenditures for internet related activities. The mortgage loan originations increased in revenue and reported a profit for the year even though the mortgage lending division only operated through the end of December 2001. Even with those factor both the ISP and the Mortgage division reported a profit for those divisions. The direct marketing division continues to loss money and the associated cost of corporate operations produced the net loss for the fiscal year.

     The resulting loss for the twelve-month period ended June 30, 2002 of ($426,221) was a significant decrease when compared to the net income of $793,517 reported for the year ended June 30, 2001. An additional $1,005,970 profit generate form the sale of the e-commerce division which reduced the loss for the year and is outside the norm of revenue sources for the Company and is not representative of on going source of revenue for the Company.

     (2)  Fiscal 2001 Compared to Fiscal 2000

     Revenues for the twelve-month period ended June 30, 2001 of $7,206,667 increased approximately 308.7% when compared with revenues of $2,332,848 in the prior year. This revenue increase is due to the Company's ISP and mortgage loan originations increase in revenue. The ISP wireless division demand for services and the increase in web hosting and design, along with low interest rates for mortgage loans. The mortgage interest rates since March 2001 have remained in the range of 6% to 7% though the beginning of September 2001 and it is expected that rates will remain in this range throughout the end of
200. It must be noted that prime interest rates are beyond the Company's control. It is widely acknowledged that low rates encourage consumers to take out mortgages for the purchase of homes and this condition has impacted our business favorably. Aside from lower interest rates, several other factors contributed to the increase in mortgage loans:

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

     Selling, general and administrative expenses for the 2001 fiscal year of $ 5.92 million were an increase 222% over the $3.1 million for the previous fiscal year 2000. The Company invested in a number of infrastructure and systems upgrades in order to automate key business functions. The upgrades came at substantial costs but were off set by the increase in revenues.

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

     (3)  Fiscal 2000 Compared to Fiscal 1999

     Revenues for the twelve-month period ended June 30, 2000 of
$2,332,848 increased approximately 1,658.7% when compared with
revenues of $140,641 in the prior year.   This revenue increase is
due to the acquisitions made by the Company since the end of its last fiscal year.

     General and administrative expenses for the 2000 fiscal year were approximately 378% greater then those of fiscal year 1999 due to the increase of operations of the Company.

     The resulting net loss after taxes for the twelve-month period ended June 30, 2000 was $2,596,444 versus a reported loss for the year ended June 30, 1999 of $81,836. This loss primarily resulted from the acquisitions and investments made in the fourth quarter of this fiscal year.

     (4)  Fiscal 1999 Compared To Fiscal 1998

     Revenues for the twelve-month period ended June 30, 1999 of $140,641 decreased approximately 94% when compared with revenues of $2,378,000 in the prior year. This revenue decrease in due to the shut down of Company operations and closing of the business on January 18, 1998, and the reopening of the business after the acquisition of the Company by the current control group in November 1998.

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

Liquidity and Capital Resources.

     Net cash provided by operation of $60,315 for twelve-month period ended June 30, 2002 was a significant reduction in cash when compared to the cash balance of $258,019 for the twelve-month period ended June 30, 2001. The company plans for expansion of the wireless Internet interstructure has been put on hold and the Company is currently seeking alternative sources of capital to so the Company can resume adding additional wireless Internet clients. With the current slow down U.S. economy the Companies plan for the expansion of the wireless Internet have been stopped and will not be resumed until additional sources of capital are obtained by the Company.

Capital Expenditures.

     There were several capital expenditures during the 2002 fiscal year, which includes purchase of additional servers and wireless
Internet equipment purchased for 2X Inc.

Net Operating Loss Carry forwards.

     For the fiscal year ended June 30, 2002, the Company had net operating loss carry forwards for federal and state purposes of approximately $2,009,299 and $1,0372,097 respectively. These carry forwards begin to expire in 2014 and 2004, respectively.

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

     The Company measured the sensitivity of the current value of cost of funds (Prime Rate plus 1.5%) to changes in the mortgage interest rate (bond market plus 1.5%) that the Company charges on funded loans, which is reflected with changes in interest rates. The difference in the cost of funds versus the rate the Company funded the mortgage loans could have benefited the company because the cost of funds was less the mortgage interest rate, or the Company could loss money if the cost of funds was more than the mortgage interest rate.

The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual
interests as of   June 30, 2002 and June 30, 2001:

                                               Change In Fair Value As of:
                                                  June 30        June 30
                                                   2002           2001

Prime Rate                                         4.750%          6.750%
Our Cost of Funds                                  1.500%          1.500%
Total                                              6.250%          8.250%

Bond Market                                        4.800%          5.331%
Consumer Cost of Funds                             1.500%          1.500%
Total                                              6.300%          6.831%

Net Impact Benefit (Loss)                          0.050%         (1.419)%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements as of and for the fiscal years ended June 30, 2002, 2001, and 2000 (restated) are presented in a separate section of this report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                       PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The Directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of
which none currently exist or are   contemplated.   There are no
arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no legal proceedings involving the officers and directors of the Company.

Directors and Executive Officers.

(a)  Louis Cherry, President/Chairman of the Board. *

     Mr. Cherry, age 75, was appointed Chairman of the Board, and President of the Company in October of 1999. From 1995 to 1998, he was self-employed as a consultant and food broker. For the period of 1993 to 1994, Mr. Cherry served as Chairman of the Board for two automobile dealerships, University Oldsmobile & Pontiac of Costa Mesa, California, and San Clemente Chrysler, Jeep & Eagle of San Clemente, California. Previously, Mr. Cherry was Chairman of the Board of a national bank and president of an investment firm. Mr. Cherry has attended the University of California at Los Angeles.

(b)  Albert R. Reda, Chief Executive Officer/Secretary/Director.

     Mr. Reda, age 56, was appointed a Director, Chief Executive Officer, and Secretary of the Company in November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

(c)  Wade H.  Whitely, Director. *

     Mr. Whitely, age 40, has been self-employed for the past five years as a marketing and design consultant for several mortgage companies, including Marina Mortgage Corp., Owen Mortgage Inc., Community Mortgage Corp. and Western Thrift & Loan. For approximately 2 and one-half years prior to that, he was employed as an acting manager of Northwest Mortgage Corp. Mr. Whitely has also recently designed and implemented e-commerce for Sunglass Central, Optical Brigade, Net2 Loan, and Site- Creator. Mr. Whitely earned his Bachelor of Science degree in finance from Memphis State University.
* Before the end of the first quarter of the Fiscal Year ending June 30, 2003 and prior to the filing of this 10K this Director resigned.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 does not apply to the Company since it is a reporting company under Section 15(d) under that Act.

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

Louis Cherry,  2002     $120,000   0          0           0            0               0       0
President/     2001     $240,000   0     $    9,600       0            0               0       0
Treasurer      2000     $160,000   0      1,260,000       0            0               0       00

Albert Reda,   2002     $120,000   0          0           0            0               0       0
Chief Executive 2001    $240,000   0     $    9,600       0            0               0       0
Officer/       2000     $160,000   0      1,260,000       0            0               0       0

Wade Whitely,  2002     $ 72,000   0          0           0            0               0       0
Executive      2001       96,000   0          0           0            0               0       0
Vice           2000         0      0          0           0            0               0       0
President



(1) On April 4, 2000, the Company issued 10,000,000 shares of restricted common stock of the Company each to Mr. Cherry and Mr. Reda. These shares are intended to compensate these Directors for their services to the Company for the period of November 1998 through October 1999, during which period neither person received any compensation from the Company. Pursuant to Item 402(b)(2)(iii) of Regulation S-K, these shares are valued at the fair market value at the end of each calendar month during that period when such compensation was earned.

     Effective July 2000, Mr. Cherry and Mr. Reda receive car allowances of $800.00 per month. On August 15, 2001, the Company issued 7,750,000 shares of restricted common stock of the Company each to Mr. Cherry and Mr. Reda (these issuances are not shown in the chart above since they occurred after the end of the 2001 fiscal year). These shares are issued as part of their employment contracts. These shares were valued at $131,750. Pursuant to Item 402(b)(2)(iii) of Regulation SK, these shares were valued at the fair market value at the time they were issued.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Company.
No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director since there is no existing plan that provides for such payment, including a stock option plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of September 21, 2002, 38,273,603 shares were issued and outstanding, of which 10,027,324 are restricted by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Company individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner               Beneficial         Class
                                                   Ownership

Common Stock     Reda Family Trust (1)              2,960,000         7.73%%
                 3338 Punta Alta, #1E
                 Laguna Hills, California 92653

Common Stock     Cherry Family Trust (2)            1,591,609         4.15%
                 29245 Pompano Way Laguna Niguel,
                 California 92677

Common Stock     Romis Corp. (3),                   1,775,000         4.63%
                 P.O. Box 4321,
                 Mission Viejo, California 92690

Common Stock     Albert Reda Corp. (4)             1,775,000          4.63%
                 3900 Birch Street, Suite 103,
                 Newport Beach, California 92660

Common Stock     Wade Whitely,                          0             0.00%
                 3900 Birch Street, Suite 103,
                 Newport Beach, California 92660

Common Stock     Albert R. Reda,                     156,609          0.41%
                 3900 Birch Street, Suite 103,
                 Newport Beach, California 92660

Common Stock     Shares of all directors and       8,258,218         21.55%
                 executive officers as a group (3
                 persons)

(1) Reda Family Trust is a trust created by Albert Reda for shares obtained upon the change in control of the Company in November 1998.

(2) Cherry Family Trust is a trust created by Louis Cherry for shares obtained upon the change in control of the Company in November 1998.

(3) Romis Corp. is a corporation controlled by Louis Cherry, which holds shares issued as compensation for services performed by Mr.
Cherry for the Company.

(4) Albert Reda Corp. is a corporation controlled by Albert Reda, which holds shares issued as compensation for services performed by Mr. Reda for the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the past two years, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders.

(a) On January 1, 2000, Mr. Reda entered into an employment agreement with the Company for the position of Chief Executive
Officer.  The following are the material terms of this agreement:

     (1) A salary of $180,000.00, payable in semi-monthly installments in accordance with the Company's practices, less normal payroll deductions. On the anniversary date of each year through the fourth year, the salary each is increased by $1,000 per month.

     (2) In addition to this compensation, the Company will periodically review Mr. Reda's performance and services rendered with a view to paying discretionary bonuses based upon above-average or outstanding performance for a prior period. Any such bonuses approved by the Company will be paid to Mr. Reda within 30 days of the grant thereof. The following performance milestones shall justify the particular restricted stock bonuses, to be issued by the company, as set forth below:

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

To date, the Company has paid a total of 7,750,000 shares of common stock as a bonus under this agreement.

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

(b) On January 1, 2000, Mr. Cherry entered into an employment agreement with the Company for the position of President. The following are the material terms of this agreement:

     (1) A salary of $180,000.00, payable in semi-monthly installments in accordance with the Company's practices, less normal payroll deductions. On the first anniversary date of the agreement, the salary will increase to $20,000 per month, and $25,000 per month on the second anniversary date and thereafter.

     (2) In addition to this compensation, the Company will periodically review Mr. Cherry's performance and services rendered with a view to paying discretionary bonuses based upon above-average or outstanding performance for a prior period in the same manner as Mr. Reda. To date, the Company has paid a total of 7,750,000 shares of common stock as a bonus under this agreement.

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

                                   Internet Business's International, Inc.


Dated: September 27, 2002          By: /s/ Albert R. Reda
                                   Albert R. Reda
                                   Chief Executive Officer, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


                                   /s/ Albert R. Reda
                                   Albert R. Reda
                                   Chief Executive Officer,
                                   Secretary, and Director

September 27, 2002

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Stockholders of Internet Business's International, Inc.

We have audited the accompanying consolidated balance sheets of Internet Business's International, Inc. and Subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Business's International, Inc. and Subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ Henry Schiffer C.P.A., a P.C.
Beverly Hills, California
September 17, 2002

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2002 AND 2001

                                                 June 30        June 30
                                                   2002          2001

Assets

Cash and cash equivalents                        $   60,315    $   258,019
Accounts receivable, net                            166,866        200,968
Inventories                                          57,468        166,307
Mortgage notes held for sale                              0      6,929,724
Prepaid expenses and other                           90,820        106,092

Total current assets                                375,469      7,661,110

Property and equipment, net                       1,957,822      1,869,781

Intangible assets, net                            1,462,199      2,543,697

Investment in unconsolidated company              2,000,000              0

Total assets                                      5,795,490     12,074,588

                    Liabilities and Stockholders' Equity

Accounts payable                                    496,790        559,292
Accrued liabilities                                  56,624         40,963
Revolving line of credit                                  0      6,230,678
Current portion of long-term debt                    23,960         14,048
Deferred revenues                                    54,096         56,966
Other current liabilities                                 0              0

Total current liabilities                           631,470      6,901,947

Long-term debt                                      576,469      1,168,453

Total liabilities                                 1,207,939      8,070,400

Stockholders' equity (deficit):
Preferred stock, par value $100.00 per share;
1,000,000 shares authorized; 0
and 0 issued and outstanding at June 30,
2002 and 2001, respectively.                              0              0
Common stock, par value $0.01 per share;
349,000,000 shares authorized;
In May 2002 after a 1 for 10 reverse and
canceling 6,075,000 and issuing
an S8 for 10,000,000 leaves a balance of
38,273,603 and 267,236,029
shares issued and outstanding at June 30, 2002
and 2001,respectively                               382,736      2,672,360
Additional paid-in capital                        6,214,114      3,669,490
Accumulated deficit                              (2,009,299)    (2,337,662)

Total stockholders' equity                        4,587,551      4,004,188

Total liabilities and stockholders' equity        5,795,490     12,074,588

The accompanying notes are an integral part of these financial statements

                  INTERNET BUSINESS'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                          June 30      June 30      June 30
                                            2002         2001        2000

Revenues                                  $ 5,895,586  $ 7,206,667  $2,332,848

Costs and expenses:
Cost of revenues                              37,648       165,325   1,012,340
Selling, general and administration        5,240,070     6,063,590   3,193,751
Depreciation and amortization              2,050,059       870,844     791,426

Total costs and expenses                   7,327,777     7,099,759   4,995,517

Loss from operations                      (1,432,191)      106,908  (2,664,669)

Other income (expense                      1,005,970       686,609      44,157

Income (loss) before income taxes and
minority interest                           (426,221)      793,517  (2,620,512)

Income taxes (benefit                              0             0       8,800

(Loss) income before minority interest      (426,221)      793,517  (2,629,312)

Minority interest in loss of subsidiaries          0             0     (32,868)

Net income (loss)                           (426,221)      793,517  (2,596,444)

Net loss (income) per common share               (.01)         nil         nil

Weighted average number of common shares
Outstanding                                29,106,936  250,907,333 189,571,337

The accompanying notes are an integral part of these financial statements

                      INTERNET BUSINESS'S INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                          June 30      June 30      June 30
                                            2002         2001        2000

Preferred stock:
Balance, beginning of year                $         0  $        0   $2,390,000
Preferred stock issued                              0           0            0

Balance, end of year                                0           0    2,390,000

Common stock:
Balance, beginning of year                  2,672,360   2,211,151    1,773,030
Common stock issued                           155,000     461,209      438,121
Stock reverse 1 for 10                     (2,544,624)          0            0
Common stock issued (post reverse)            100,000           0            0

Balance, end of year                          382,736   2,672,360    2,211,151

Additional paid-in capital:
Balance, beginning of year                  3,669,490   3,669,490      356,930
Common stock issued                                 0           0    3,312,560
Stock reverse                               2,544,624           0            0

Balance, end of year                        6,214,114   3,669,490    3,669,490

Retained earnings (deficit):
Balance, beginning of year                 (2,337,662) (3,131,178)    (534,734)
Disposing of subsidiaries, net                754,584           0            0
Net (loss) income for the year               (426,221)    793,516   (2,596,444)

Balance, end of year                       (2,009,299) (2,337,662)  (3,131,178)

Total stockholders' equity                  4,587,551   4,004,188    5,139,463

The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                          June 30      June 30      June 30
                                            2002         2001

Cash Flows From Operating Activities:
Net (loss) income                        $  (426,221) $   793,516  $(2,596,444)
Adjustment to reconcile net (loss)
income to net cash used by operating
activities:
Depreciation and amortization                732,706      870,844      830,736
Reserve for loss on accounts and notes
Receivable                                         0      119,372      150,000
Reserve for loss on mortgage loans
 Receivable                                        0      100,000      100,000
Minority interest                                  0            0      (32,868)
Changes in operating assets and liabilities:
Accounts receivable                         (166,866)    (200,968)    (148,813)
Inventories                                  (57,468)    (166,307)           0
Mortgage loans receivable net                      0     (699,064)      82,259
Prepaid expenses and other                    90,820      106,092      271,900
Accounts payable                             496,790      559,292     (278,617)
Accrued liabilities                           56,624       40,963       48,900
Deferred revenues                             54,096       56,966      247,090
Other current liabilities                    (23,960)     (14,048)      (1,800)

Net cash used in operating activities        756,521    1,566,658   (1,327,657)

Cash Flows From Investing Activities:
Purchases of property and equipment          (88,041)  (1,713,601)    (755,952)
Businesses sale or purchase
transactions, net of cash paid               997,774      (26,250)    (104,865)
Purchases of intangible assets                     0      (85,506)    (286,372)

Net cash used in investing activities        909,733   (1,825,357)  (1,147,189)

Cash Flows From Financing Activities:
Net repayments under revolving line of
 Credits                                           0     (125,116)     (89,437)
Repayment of short-term borrowings                 0            0            0
Net issuance of long-term debt                     0      964,792      (61,887)
Repayment of notes payable                  (591,984)    (709,869)    (181,832)
Collection of notes receivable                     0      654,009    1,080,991
Investment by minority interest                    0            0       27,000
Preferred stock                                    0   (2,390,000)           0
Common stock/ issuance-reverse net        (1,271,974)     461,209    3,279,397

Net cash provided by financing activities (1,863,958)  (1,144,975)   4,054,232

Net increase (decrease) in cash             (197,704)  (1,403,674)   1,579,386
Cash, beginning of year                      258,019    1,661,693       82,577

Cash, end of year                             60,315      258,019    1,661,963

Interest paid                                      0      142,406       86,611

Acquisition of Businesses:
Fair value of:
Assets acquired                                    0       31,250    4,640,167
Liabilities assumed                                0            0   (4,064,018)
Stock issued                                       0       (5,000)    (471,284)

Net cash paid for acquisitions                     0       26,250      104,865

Other Income
Disposition of Business

Sale of Atlas Capital Corporation
Atlas Capital Corporation purchase price      30,000
Purchase of Atlas equipment                  (25,000)

Net Income                                     5,000

Sale of Assets of Global To Ace Optics

Purchase of Equipment                        246,000
Due Affiliates from Payment                 (246,000)

Net Income                                         0

Sale of Ace Optics.

Ace Optics purchase price.                2,000,000
Due from Affiliates Credit                 (583,507)

Net Income                                1,416,493

Other offset

Guarantee Capital Closing                  (418,719)
Other income net                              3,196

Total                                     1,005,970

Retained Earnings Adjustments
Atlas Capital Corporation                   662,635
Global Buying Group                          51,796
Ace Optics                                   40,153

Net adjustment                              754,584

The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Change in Control

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, after January 1, 1999 began plans to offer Internet based e-commerce services. In April of 1999, the Company announce it's first e-commerce site and was engaged in the development, operation and marketing of a number of commercial The Company currently has operates two reporting divisions made up of subsidiaries and or divisions of the Company. The Company had three division to fiscal year end of June 2002 which were as follows:
Lending on Line (which includes real estate loans and equipment leasing), this division ceased operations in June of 2002, Internet Service Provider (which includes a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and Internet web design and hosting), and Direct Marketing (which includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth), and Internet web design hosting). The Company has 4 offices in the US and 1 in Europe and more than 20 employees.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

The Company's consolidate financials included Global GPP subsidiary that the Company owned 80% of, during the time it operated. From March of 2000 to March of 2001, at which time Global GPP ceased operations. The financial information were included in the E Commerce section, of the Companies financials, until the sale of Ace Optics in the fourth quarter of this fiscal year ended June 30, 2002, and that information is now included in the Other Income along with the Companies Other activities.

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

Change in Revenue Recognition

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loan were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company. The financial statements were revised for June 30, 2001, and the companion figures for June 30, 2000 to incorporate the changes of revenue recognition for the Mortgage Division.

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

Balance Sheet will provide information as follows (if applicable):

Assets
Loans held for sale                                           XXX
Allowance for loan losses                                     XXX

SFAS 134 requires mortgage-banking enterprises to classify securities as held-to-maturity, trading, or available-for-sale, depending on the entity's intent and ability to hold the securities. If the mortgage banking enterprise commits to sell a mortgage-backed security before or during the securitization process, the entity must classify the security as trading.

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

Intangible Assets

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, IBII undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of June 30, 2002. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issues exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

Additional Paid In Capital

In May of 2002 a 1 share for 10 shares reverse became effective. This was the first part of a Securities Purchase Agreement in conjunction with a stock registration. The Company received $120,000 as a loan to be paid with the registration of stock during the fiscal year. Due to the price drop in the stock after the reverse occurred the registration did not occur. The Loan proceeds booked as long-term debt. The stock reverse difference of shares issued and outstanding is stated as additional paid in capital in the amount of $2,544,624.

By the end of March 2000, the Company issued an additional 7,000,000 shares of the Company's common stock, in a private placement to a qualified investor, which provided to the Company $3,382,560.

No additional paid in capital occurred during the fiscal year ending June 30, 2002.

Revenue Recognition

IBII recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

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

For lending on line, revenue principally represents closed-loan fees paid by Lenders that closed a loan for a consumer that originated through our Websites, for example, www.gcapgp.com. Closed-loan fees are recognized at the time the lender reports the closed loan to us.
This subsidiary was closed down in June 2002. Additional revenue is derived from on line leasing, and is recognized as the services are performed.

Revenue from direct marketing - Fees are earned from products and or services are sold are only recognized as revenue upon receipt of those funds

Source: SAB 101

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Investments and Hedging Activities. SFAS 133 establishes new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as mended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

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

In June 2002 the Company announced the sale of Ace Optics to CRT
Corporation for $2,000,000 worth of CRT restricted stock

In June 2002 the Company announced that it plans to divest it self of the Guarantee Capital Group subsidiary, and in anticipation of that occurrence ceased operations of the on line mortgage lending group.

In February 2002 the Company announced that it plans to spin-off the Global Construction Buying Group to its shareholders by the end of 2002.

In September 2001 the Company started Guarantee Capital Group, which acquired the computer, furniture and processing equipment from the new owner of Atlas Capital Corporation for $30,000. In November 2001 Guarantee Capital Group had exceeded the capacity of its mortgage banking line. This prevented Guarantee from funding the balance of its processed loans and subsequently in December 2001, 20 its 24 employees were laid off. The Company ceased the operation of Guarantee before the end of June 2002.

In September 2001 the Company started a new marketing subsidiary 1st2
Market Incorporation and ceased operating its predecessor Allstates Communications Inc. The new subsidiary will only market the Company's products whereas Allstates marketed cell phones for cellular phone companies.

In March 2001, IBII ceased to operate Global GPP Corporation and closed its corresponding operation in Europe. The Company started a new corporation, which is a wholly owned subsidiary, Global
Construction Buying Group, whose main asset is the equipment acquired from Global GPP Corporation.

In October 2000, IBII signed an acquisition agreement with Auction-Sales.Com. The Company invested $180,000 in the Auction-Sales.Com and in December 2000 rescinded the acquisition due to undisclosed debts. The Company is currently suing for the return of the funds and believes that if the Company prevails the debt could be collected.

In October 2000, IBII acquired the auction web site operations of the Sonic Auction Company for a purchase price of approximately $5,000. With this acquisition, the Company acquired a database and a functioning web auction site. The Company issued 500,000 shares of restricted common stock, to acquire Sonic Auction Company. This site ceased operation in March of 2001.

During the quarter ended September 2000, the Company issued 4,113,871 of shares of restricted common stock tock for service valued at $41,139.

In April 2000, IBII acquired the all the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference of $260,000 was recorded as intangible assets related to acquisition of trade names, websites, workforce-in-place and is being amortized over 5 years. By end of August 2001 the company sold Atlas Capital Corporation with its assets and liabilities.

In March 2000, the Company acquired the assets and assumed certain liabilities of Internet 2xtreme, an Internet Service Provider based in northern California. The total purchase price was $735,000, which consisted of cash of $17,635 and 124,589 shares of restricted common stock valued at $186,88. In connection with the acquisition, the Company recorded intangible assets of approximately $666,000, which consisted of approximately 4,800 customer accounts, website and workforce-in-place, which are being amortized over 5 years.

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

In November 1999, the Company, acquired an E Commerce website Optical Brigade, an on-line sunglass distribution website, for 5,050,) of restricted shares of common stock valued at $50,500.

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

4.  Certain Financial Statement Information

                                                    June 30        June 30
                                                      2002           2001

Accounts receivable:
Accounts receivable                                 $   292,747   $   396,977
Less:  allowance for doubtful accounts                 (125,881)     (196,009)

Accounts receivable, net                                166,866       200,968

Mortgage loans held for sale:
Mortgage loans held for sale                                  0     7,049,096
Less:  allowance for loan losses                              0      (119,372)

Mortgage loans held for sale, net                             0     6.929,724

Property and equipment:
Office furniture and equipment                           47,999        47,155
Machinery and computer equipment                      3,136,393     2,239,781
Leasehold improvements                                        0         1,726
Less:  accumulated depreciation                      (1,226,570)     (418,881)

Property and equipment, net                           1,957,822     1,869,781

Intangible assets:
Capitalized software costs, including websites        1,270,156     1,270,156
Subscriber member bases                               1,148,307     1,302,118
Others, including customer lists, existing
 technology, trade names                                423,386       423,386
Less:  accumulated amortization                      (1,379,650)     (451,963)

Intangible assets, net                                1,462,199     2,543,697

5.  Revolving Lines of Credit

In January the Company had a credit facility with PCFS for $3,000,000 under specified conditions to fund residential mortgages to customers. The residential loans serve as collateral, and funds are advanced up to 98% of the unpaid principal amount of the qualified mortgage loan granted to the customer. The credit facility bears interest at the Prime Rate plus 1.0% for loans outstanding for 60 days or less. The interest rate increases to Prime Rate plus 4.0% for loans outstanding between 60 and 120 days, and increases to Prime Rate plus 6.0% for amounts outstanding over 120 days. By May of 2002 this line was not used and the agreement terminated.

On February 1, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC line provides the Company with an open warehouse credit line (as set forth by IMPAC) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and IMPAC reserves the right to sell the loan and any shortfall remains the liability of the Company. The IMPAC line is secured by the mortgage loans funded with the proceeds of such borrowings. The IMPAC line does not have a stated expiration date but is terminable by either party upon written notice. This agreement was terminated in December of 2001. Amounts outstanding under the IMPAC line at June 30, 2002 and 2001 were $0 and $6,183,228 respectively.

On March of 2001, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through Imperial Warehouse Lending Group ("Imperial"). The Imperial line provides the Company with an open warehouse credit line (as set forth by Imperial) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and Imperial reserves the right to sell the loan and any shortfall remains the liability of the Company. The Imperial line is secured by the mortgage loans funded with the proceeds of such borrowings. The Imperial line does not have a stated expiration date but is terminable by either party upon written notice. This Line was terminated in July of 2001. Amounts outstanding under the IMPAC line at June 30, 2002 and 2001 were $ 0 and $ 865,468 respectively.

The effective interest rate for the credit lines listed above were as follows per quarter, the interest charge is deducted from the sale proceeds of the funded loans and is booked as a cost of revenue;



Quarter               Prime Rate        Impac**        Imperial*       Number of Loans
                                                                       Held over 30 Days

June 30, 2001           6,75%           7.75%          7.75%                 0

Sept. 30 2001           6.00%           7.00%           N/A                  0

Dec. 31, 2001           4.75%           5.75%           N/A                  0

March 31, 2002          4.75%            N/A            N/A                  0

June 30, 2002           4.75%            N/A            N/A                  0




* Imperial line not in use after June   2001
** Impac line not in use after December 2001

In addition, the Company had a bank line of credit that provides for maximum borrowings up to $125,000. The line of credit is personally secured by certain officers of the Company, and currently bears interest at 11.5% at June 30, 2000 and is due on August 31, 2000. The outstanding balance against the line of credit as of June 30, 2002 and 2001 were $ 0 and $ 0, respectively. The Company paid off the line of credit line during the fiscal year ending June 30, 2001, because it was no longer required.

All credit facilities and bank line of credit require the Company to maintain certain financial ratios and adhere to specific non-financial requirements. At June 30, 2002, the company was in compliance with the various covenants contained in the above agreements.

6.  Long-Term Debt

Long-term debt at June 30, 2002 consists of the following:

                                 Current Portion      Long-term     Total

Notes payable to secured by
certain Company assets,
requiring monthly payments of
$8,442 including interest
various interest rates and due
dates.                           $    23,960        $   520,750    $ 496,790

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

7.  Extraordinary Item

The California Code of Civil Procedure Section 337 states; "Within 4 years (four), an action upon any contract, obligation or liability founded upon a written statement or written contract." The debts of company's (see Note 1) identified were greater then 4 years old and not enforceable. Legal counsel Edgar Scheck reviewed the debts and issued and opinion letter that the prior company's debts were not collectable based upon this Code Section 337. The Company then extinguished these debts and recognized amount of the debt as extraordinary income. SFAS 125 list 2 sets of circumstance under which a liability is not recognized (which is listed below). The second set of circumstance states the GAAP basis for which the Company extinguished the debt and recognized the debt amount as extraordinary income in the fiscal year ended June 30, 1999.

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

Stock Issuance

Before the end of the fiscal year the following occurred:

Stock Reverse; In May of 2002 a 1 share for 10 shares reverse became effective. This was the first part of a Securities Purchase Agreement in conjunction with a stock registration. The Company received $120,000 as a loan to be paid with the registration of stock during the fiscal year. Due to the price drop in the stock after the reverse occurred the registration did not occur. The Loan proceeds booked as long-term debt. The stock reverse difference of shares issued and outstanding is stated as additional paid in capital in the amount of $2,544,624.

During Fiscal Year ended June 30, 2002 IBII issued stock for services.

Post-Stock reverse 10,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to a consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement.

In September 2001 15,500,000 shares were issued as per employment contract, bring the total number to 282,736,029 common snares issued and outstanding of which 134,495,037 are restricted.

During Fiscal Year ended June 30, 2001 IBII did not issue stock for services.

During fiscal year ended June 30, 2000, IBII agreed to issue approximately 30.4 million shares of restricted common stock for development and advertising services over a period of twelve months. Under the agreement, the shares were issued as certain milestones were met, and the fair value of the shares was recorded as prepaid advertising and amortized ratably over the term on the contract.

During fiscal year ended June 30, 1999, IBII issued in December of 1998, approximately 9.1million shares of restricted common stock to a consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. Under this agreement, IBII issued additional 2.1 million shares of restricted common stock in January 1999.

The company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.

Stock Issuance for acquisitions see Note 3. Business Combination.

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

The Company acquired 100% of LA Internet, Inc. in June of 1999 for $525,000 from IHHI, which was credited towards the note that is owed by IHHI to the Company.

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date             Balance     Payment     Interest Paid     Form of payment

June 15, 1999                $240,000                      Credit
June 15, 1999                $525,000                      Credit - LA Internet

Total                        $765,000

Date             Balance     Payment     Interest Paid     Form of payment

June 30, 1999     $1,735,000
Sept. 30, 1999    $1,464,754  $  270,246     $ 39,037               Cash
Dec. 31, 2000     $1,194,508  $  270,246     $ 32,957               Cash
March 31, 2000    $   924,262 $  270,246     $ 26,876               Cash
June 30, 2000     $   654,009 $  270,253     $ 20,796               Cash

Total             $   654,009 $1,080,991     $119,666

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI,

Date             Balance     Payment     Interest Paid     Form of payment

June 30, 2000   $  654,009
Sept. 30, 2000  $  490,509   $163,500    $ 14,715                  Cash
Dec. 31, 2000   $  327,009   $163,500    $ 11,036                  Cash
March 31, 2001  $  163,509   $163,500    $  7,357                  Cash
June 30, 2001   $        0   $163,509    $  3,679                  Cash

Total           $        0   $654,009    $ 36,787

9.  Income Taxes

The provision for income taxes for the years ended June 30, 2002 and 2001 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):

                                                     June 30        June 30
                                                        2002          2001

Current income tax expense:
Federal                                              $      0      $   269,795
State                                                       0                0
                                                            0          269,795
Deferred income tax expense:
Federal                                                     0                0
State                                                       0                0
                                                            0                0

                                                            0                0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                               $      0     $    269,795
Valuation allowance                                         0         (269,795)
                                                            0                0
Liabilities                                                 0                0

Net tax asset or liability                                  0                0

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

10. Commitments

The Company leases all of its offices, and the Company moved several of its offices during the e current fiscal year ended. This has reduced the Company's monthly obligations for several locations during the fiscal year and sold one of its subsidiaries and closed another. The future minimum rental commitments at June 30, 2002 under these leases are as follows:

Corporate Headquarters           4634 S. Maryland Pkwy, Suite 107, Las
                                 Vegas, Nev. 89119
                                 $2451 per month ending 6-03 total     $29,412

West Coast Headquarters          3900 Birch Street, Suite 103, Newport
                                 Beach Ca. 92660
                                 $2100 per month ending 3-03 total     $18,900

International Headquarters       3 Boicho Voivoda str., 1024 Sofia,
                                 Bulgaria  (monthly)

2X Inc.                          550 Carson Plaza Drive Suite 127,
                                 Carson. Ca. 90746
                                 $2250 per month ending 12-04 total    $40,500

                                 725 Main St. Suite 12, Woodland, Ca. 95695
                                 $1270 per month ending 11-03 total    $19,050

                                 4634 S. Maryland Pkwy, Suite 107, Las Vegas,
                                 Nev. 89119

Several of these locations house more then one subsidiary.

The commitment for the Company based upon the aforementioned leases for the remaining quarters of this fiscal year is $107,862.

After September 1, 2002 the Company consolidated its southern
California operation to the offices located in Carson, California.

The Company also houses equipment at several co-location facilities.

11.  Segment Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Full service internet service provider (ISP), mortgage banking business (which ceased operation in June 2002), and business-to-consumer ("B2C") provider. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Full service Internet service provider serves customers requiring Internet access in the western United States through dial-up, and high-speed wireless; web hosting and web design. Mortgage banking business includes online mortgage loan origination, processing, servicing and resales, (which ceased operations in June 2002). Business-to-consumer provider primarily consists of cellular phone service origination fees and sales.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in he reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

Information on reportable segments is as follows:

Fiscal Year Ended                                     June 30        June 30
                                                        2002          2001

Full-service ISP
Net sales                                           .$ 3,437,011   $ 4,912,285
Operating income                                         290,448     2,037,932

Mortgage loan originations held for resale
Net sales                                              1,845,991     1,073,147
Operating income                                          17,358       (83,571)

Marketing (B-to-b/c)
Net sales                                                  9,973       495,251
Operating income                                        (372,019)     (825,858)

Other
Net income                                               602,611       725,984
Unallocated expense                                     (362,008)     (334,986)

Total
Net sales                                              5,895,586     7,206,667
Operating income                                        (426,221)      793,517

12. Other  Events

a. Dividend

On June 17 2002, the Company announced the sale of Aces Optics to CRT Corp. for 2,000,000 shares of CRT restricted stock valued at $1.00 a share, the dividend was to be based on one share of CRT Corp. per 100 shares of post reverse shares of the Company. On July 8 the Company announced that the record date of July 17, 2002 for the shares holders to receive the dividend. On July 18, 2002 the Company announce the date of distributions to be August 30, 2002. By September 15, the Transfer agent was work with DTC to complete the issuance of the divided CRT Corp. restricted to its shareholders.

b. RTRN

In June 2001 the Company announced that an agreement of merger and share exchange was executed by and among Return Assured Incorporated, a Delaware corporation ("RAI"), IBUI Acquisition Corp., a Nevada corporation (the "Merger Subsidiary" and together with RAI, the "RAI Parties"), and Internet Business's International, Inc., a Nevada corporation ("IBUI"). The merger was to be completed before January of 2002. All parties to the agreement mutually canceled failing the completions of merger the agreement within the time frame agreed to the agreement. .

c. PMCC

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

The Company on March 2, 2001 filed an action against Ronald Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust in Federal Court, in Orange County, California for rescission of the purchase of the PMCC stock agreement and return of $1,006,857 paid by the Company. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company for the balance of the price under the contract in the amount of $2,191,143. This action was filed in the U.S. District Court for the Southern District of New York. In February 2002 the New York case was transferred to California and consolidated with the case filed by the Company in Orange County, CA. The Company feels that it will prevail in this action.

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

d. IBC

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

e. Auction-Sales.Com, Inc.

On October 19, 2000, the Company entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Registrant of 96.62% of the outstanding and treasury shares of common
stock of Auction-Sales.Com, Inc., a Delaware corporation.   In
exchange for the shares, the Company was to pay, under the terms of the agreement, 11,000,000 shares of Company's common stock to Seller for all of Seller's Shares. After investing $180,000 for marketing the Company discovered that Auction-Sales had undisclosed liabilities and that Auction-Sales was not in compliance with California law regarding delivery of product paid for but not delivered to customers.

This acquisition was rescinded in December 2000 and the necessary documents were filed with the SEC. The site was retained until the funds invested into Auction-Sales.Com are returned which at this time management has expectations of occurring.

13. Other Agreements

a. Washington State Hotel and Motel Association.

The agreement, entered into in the ordinary course of business, with the Washington State Hotel and Motel Association, dated October 4, 2000, provides the use of the GGPP reverse auction site as a platform for hotel association members purchasing products needed for their different hotel properties. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another; the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the GGPP website for use by the Association, and does not involve any payment by the Company. By the end of the fiscal year ended June 2002, this program generated no revenue and the Company has ceased to offer this service.

b. JWC Construction

The agreement, entered into in the ordinary course of business, with the JWC Construction Company of Poland, dated March 9, 2001 which will enable companies to list their purchasing requirements on projects using the reverse auction platform. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another; the net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential of profit. This agreement covers the modification of the Construction Buying Group website for by the Construction industry, and does not involve any payment by the Company. By the end of June 2002, the Company canceled this agreement due to lack of activity of JWC.

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

10.6 Employment Agreement between the Company and Al Reda, dated January 1, 2000 (see below).

10.7 Employment Agreement between the Company and Louis Charry, dated January 1, 2000 (see below).

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-Q filed on February 15, 2001).

99.1 Corporate adoption of the Governance and Accounting Under the Sarbanes-Oxley Act of 2002 (see below).