Form 10QSB
period 2002-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2002-11-19
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                             COMMISSION FILE NUMBER: 0-20259


                        INTERNET BUSINESS'S INTERNATIONAL, INC.
               (Exact name of registrant as specified in its charter)


              Nevada                                      33-0845463
(State or jurisdiction of incorporation                 (I.R.S. Employer
            or organization)                            Identification No.)

      4634 South Maryland Parkway, Suite 101, Las Vegas, Nevada     89119
               (Address of principal executive offices)             (Zip Code)

                   Registrant's telephone number:  (702) 944-2424

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

     As of September 30, 2002, the Registrant had 48,273,603 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002                3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                 4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                 5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            22

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                        25

     ITEM 4. CONTROLS AND PROCEDURES................                   26

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        27

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                27

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          27

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      27

     ITEM 5.  OTHER INFORMATION                                        27

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         27

SIGNATURE                                                              28

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                      INTERNET BUSINESS'S INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                                  September 30     June 30
                                                       2002         2002
                                        ASSETS

Cash and cash equivalents                          $    52,797    $  60,315
Accounts receivable, net                                20,830      166,866
Inventories                                             40,347       57,468
Prepaid expenses and other                                   0       90,820
Total current assets                                   113,974      375,469

Property and equipment, net                          1,703,599    1,957,822
Intangible assets, net                               1,287,929    1,462,199
Investment in unconsolidated company                 2,000,000    2,000,000
  Total Other Assets                                 4,991,528    5,420,021

  Total Assets                                       5,105,502    5,795,490

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       535,311      496,790
Accrued liabilities                                    151,821       56,624
Current portion of long-term debt                       27,290       23,960
Deferred revenues                                       38,859       54,096
  Total current liabilities                            753,281      631,470

Long-term debt                                         576,469      576,469
  Total Liabilities                                  1,329,750    1,207,939

Stockholders' equity:
Preferred stock, par value $100.00 per share;
1,000,000 shares authorized; 0                               0             0
and 0 issued and outstanding at Sept. 30
and June 30, 2002 , respectively.
Common stock, par value $0.01 per share;
349,000,000 shares authorized;
In May 2002 after a 1 for 10 reverse and
canceling 6,075,000 and issuing an S8 for
10,000,000 leaves a balance of 48,273,603 and 38,273,603
shares issued and outstanding at Sept. 30 and June 30,
2002,respectively                                      482,736      382,736

Additional paid-in capital                           6,214,114    6,214,114
Accumulated deficit                                 (2,921,098)  (2,009,299)
Total stockholders' equity                           3,775,752    4,587,551

  Total liabilities and stockholders' equity         5,105,502    5,795,490

The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                    Three Months Ended
                                               September 30      September 30
                                                    2002             2001

Revenues                                       $    288,337      $ 1,984,659
Cost and expenses:
Cost of revenues                                          0            6,130
Interest expense                                          0                0
Selling, general and administration                 754,287        1,618,814
Depreciation and amortization                       428,491          243,697

  Total costs and expenses                        1,182,778        1,868,641

(Loss) income from operations                      (894,441)         116,018
Other income (expense):
Other income or (expense)                                 0            9,156
Interest income                                           0                0
Other expenses                                            0              648

  Total other income, net                                 0            8,508

Net (loss) income                                  (894,441)         124,526

Net loss (income) per common share                      Nil              Nil

Weighted average number of common shares
Outstanding                                      36,606,935       29,106,936

The accompanying notes are an integral part of these financial statements

                             INTERNET BUSINESS'S INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                      Three Months Ended
                                                 September 30      September 30
                                                      2002             2001

Cash Flows From Operating Activities:
Net (loss) income                                $   (894,441)    $    124,526
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization                         428,491          243,697
Reserve for loss on notes receivable                        0           79,960
Reserve for loss on mortgage loans receivable               0          100,000
Gain on sale of equity investment                           0                0

Changes in operating assets and liabilities:
Accounts receivable                                   (20,830)        (221,555)
Inventories                                           (40,347)        (258,700)
Mortgage loans receivable net                               0         (779,536)
Prepaid expenses and other                                  0           99,073
Accounts payable                                      535,311          573,062
Accrued liabilities                                   151,821          114,964
Deferred revenues                                     (38,859)          38,444
Other current liabilities                                   0          (10,205)
Net cash (used in) provided by operating activities   121,146          103,730

Cash Flows From Investing Activities:
Purchases of property and equipment                         0         (141,045)
Investment in intangible assets                             0          109,289
Proceeds net from sale of equipment                  (138,664)               0
Investments notes or stocks                                 0                0

Net cash used in investing activities                (138,664)         (31,756)

Cash Flows From Financing Activities:
Net repayments under revolving line of credits              0         (101,660)
Net repayment of long-term debt                             0                0
Collection of notes receivable                              0                0
Issuance of common stock                               10,000           15,500

Net cash (used in) provided by financing activities    10,000          (86,160)

Net decrease in cash                                   (7,518)         (14,186)

Cash, beginning of period                              60,315          258,019

Cash, end of period                                     52,797         243,833

The accompanying notes are an integral part of these financial statements

                         INTERNET BUSINESS'S INTERNATIONAL, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

1.  Description of Business and Change in Control

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, in January 1999 began plans to offer Internet based e-commerce services. In April 1999, the Company announced its first e-commerce site and was engaged in the development, operation and marketing of a number of commercial web sites. The Company consists of two reporting divisions made up of subsidiaries and or divisions of the Company. The Company previously had three division through the end of fiscal year June 2002 as follows: Lending on Line (provided real estate loans and equipment leasing), this division ceased operations in June of 2002, Internet Service Provider (provides a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, in addition to Internet web design and hosting); and Direct Marketing (provides includes the direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth), and Internet web design hosting). The Company has 3 offices in the US and 1 in Europe and more than 20 employees.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

The Company's consolidate financials included the Global GPP subsidiary of which the Company owned 80%, during the time it operated from March 2000 to March 2001, at which time Global GPP ceased operations. The financial information was included in the E Commerce section, of the Company's financials, until the sale of Ace Optics in the fourth quarter of the fiscal year ended June 30, 2002. That information is now included in the Other Income along with the Company's Other Activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts and notes receivable and for mortgage loans receivable. Actual results could differ from those estimates.

Change in Revenue Recognition

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows. The mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loan were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company. The financial statements were revised for June 30, 2001, along with the companion figures for June 30, 2000 to incorporate the changes of revenue recognition for the Mortgage Division.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year classification.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Mortgage Loans Held for Sale

Note this subsidiary was closed during the fiscal year ended June 30, 2002.

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

Intangible Assets

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, IBII undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of June
30, 2002. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued.
Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

Additional Paid In Capital

No additional paid in capital occurred during the first quarter fiscal year ending June 30, 2003.

In May of 2002 a 1 share for 10 shares reverse became effective. This was the first part of a Securities Purchase Agreement in conjunction with a stock registration. The Company received $120,000 as a loan to be paid with the registration of stock during the fiscal year. Due to the price drop in the stock after the reverse occurred the registration did not occur. The Loan proceeds are booked as long-term debt. The stock reverse difference of shares issued and outstanding is stated as additional paid in capital in the amount of $2,544,624.

By the end of March 2000, the Company issued an additional 7,000,000 shares of the Company's common stock, in a private placement to a qualified investor, which provided the Company with $3,382,560.

Revenue Recognition

IBII recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

For ISP services, these criteria are met monthly as our service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees. Any associated equipment revenues for the Internet appliance and wireless access services is provided as part of the company's marketing initiative and equipment fees. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, fixed wireless, and dedicated circuit services, installation, termination fees and fees for equipment. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals for a web or e-commerce presence. Advertising, content and electronic commerce revenues are recorded as earned.

For Lending on Line, revenue principally represents closed-loan fees paid by lenders that closed a loan for a consumer originated through our Website, www.gcapgp.com. Closed-loan fees are recognized at the time the lender reports the closed loan to us. The Lending of Line subsidiary was closed down in June 2002. Additional revenue is derived from on line leasing, and is recognized as the services are performed.

Revenue from direct marketing - are those fees are earned from sold products and/-or services are recognized as revenue upon receipt of those funds.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Investments and Hedging Activities. SFAS 133 established new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

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

In June 2002, the Company announced the sale of Ace Optics to CRT
Corporation for $2,000,000 worth of CRT restricted stock

In June 2002, the Company announced that it plans to divest itself of the Guarantee Capital Group subsidiary and, in anticipation of that occurrence, ceased operations of the on line mortgage lending group.

In February 2002, the Company announced plans to spin-off the Global Construction Buying Group to its shareholders by the end of 2002.

In September 2001, the Company started Guarantee Capital Group, which acquired the computer, furniture and processing equipment from the new owner of Atlas Capital Corporation for $30,000. In November 2001 Guarantee Capital Group had exceeded the capacity of its mortgage banking line. This prevented Guarantee from funding the balance of its processed loans and subsequently in December 2001, 20 its 24 employees were laid off. The Company ceased the operation of Guarantee before the end of June 2002.

In September 2001, the Company started a new marketing subsidiary 1st2 Market Incorporation and ceased operating its predecessor Allstates Communications Inc. The new subsidiary will only market the Company's products whereas Allstates marketed cell phones for cellular phone companies.

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

During the quarter ended September 2000, the Company issued 4,113,871 of shares of restricted common stock for service valued at $41,139.

In April 2000, IBII acquired all the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference of $260,000 was recorded as intangible assets related to acquisition of trade names, websites, workforce-in-place and is being amortized over 5 years. By the end of August 2001, the Company sold Atlas Capital Corporation with its assets and liabilities.

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

In March 2000, the Company acquired 80% of the outstanding shares of Global GPP for $500,000. Global GPP owned a business-to-business website, equipment and had strategic agreements with IBM Hungary to market business-to-business services in Eastern Europe.

In February 2000, the Company acquired the assets and assumed certain liabilities of Direct Communications, Inc., a wireless communications company. In addition to assuming certain liabilities, the Company paid cash of $80,000 and issued 30,000 shares of restricted company stock valued at $300. Intangible assets purchased totaled $265,000, consisting of customers' lists, website and workforce-in-place and is being amortized over 5 years. These assets and liabilities were transferred to the newly formed and wholly owned subsidiary of the Company, Allstates Communications Inc.

In December 1999, the Company entered into a service agreement to market its services on the Internet for 6,000,000 shares of common stock valued at $60,000.

In November 1999, the Company, acquired an E Commerce website, Optical Brigade, an on-line sunglass distribution website, for 5,050,000 of restricted shares of common stock valued at $50,500.

In August 1999, the Company acquired the website, Net 2 Loan, an on-line loan processing website for 400,000 shares of restricted common stock valued at $4,000.

In July 1999, the Company acquired MBM Capital Group for $72,000 and 112,667 shares of restricted common stock valued at $1,127. MBM was sold during the fiscal year of acquisition for a $150,000 note. After the sale, MBM ceased operations and the Company considers the note valueless.

In June 1999, the Company acquired the assets of L.A. Internet, a southern California-based Internet Service Provider, which included customer accounts, trade name, websites, etc. for $545,000 in exchange for a reduction of the Note Receivable from Iron Horse Holdings, Inc. (see Preferred Stock Note 8).

4.  Certain Financial Statement Information

                                                   September 30      June 30
                                                        2002          2002

Accounts receivable:
Accounts receivable                                $   41,660     $   292,747
Less:  allowance for doubtful accounts                (20,830)       (125,881)

Accounts receivable, net                               20,830         166,866

Property and equipment:
Office furniture and equipment                         47,643          47,999
Machinery and computer equipment                    3,111,393       3,136,393
Leasehold improvements                                      0               0
Less:  accumulated depreciation                    (1,455,437)     (1,226,570)

Property and equipment, net                         1,703,599       1,957,822

Intangible assets:
Capitalized software costs, including websites      1,270,156       1,270,156
Subscriber member bases                             1,148,307       1,148,307
Others, including customer lists, existing
technology, trade names                               423,386         423,386
Less:  accumulated amortization                    (1,553,920)     (1,379,650)

Intangible assets, net                              1,287,929       1,462,199

5.  Revolving Lines of Credit

In January 2002, the Company had a credit facility with PCFS for $3,000,000 under specified conditions to fund residential mortgages to customers. The residential loans serve as collateral, and funds are advanced up to 98% of the unpaid principal amount of the qualified mortgage loan granted to the customer. The credit facility bears interest at the Prime Rate plus 1.0% for loans outstanding for 60 days or less. The interest rate increases to Prime Rate plus 4.0% for loans outstanding between 60 and 120 days, and increases to Prime Rate plus 6.0% for amounts outstanding over 120 days. By May of 2002, this line was not used and the agreement terminated.

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

In March 2001, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility through Imperial Warehouse Lending Group ("Imperial"). The Imperial line provides the Company with an open warehouse credit line (as set forth by Imperial) for the Company's mortgage originations only. Under the terms of the agreement, the Company must repay the funded amount within 30 days of the date the funds were disbursed with interest at the Prime Rate plus 1.0%. If the funds are not repaid within 30 days, the interest rate increases to Prime Rate plus 3.0% until repaid, and Imperial reserves the right to sell the loan and any shortfall remains the liability of the Company. The Imperial line is secured by the mortgage loans funded with the proceeds of such borrowings. The Imperial line does not have a stated expiration date but is terminable by either party upon written notice. This Line was terminated in July of 2001. Amounts outstanding under the IMPAC line at June 30, 2002 and 2001 were $ 0 and $ 865,468 respectively.

The effective interest rate for the credit lines listed above were as follows per quarter, the interest charge is deducted from the sale proceeds of the funded loans and is booked as a cost of revenue;

Quarter             Prime Rate     Impac**     Imperial*     Number of Loans
                                                             Held over 30 Days

Sept. 30, 2001         6.00%        7.00%         N/A                 0

Dec. 31, 2001          4.75%        5.75%         N/A                 0

March 31, 2002         4.75%          N/A         N/A                 0

June 30, 2002          4.75%          N/A         N/A                 0

Sept. 30, 2002***        N/A          N/A         N/A               N/A

* Imperial line not in use after June   2001
** Impac line not in use after December 2001
*** At the end of the quarter the company was no longer in the mortgage business. Therefore this data is not applicable.
In addition, the Company had a bank line of credit that provides for maximum borrowings up to $125,000. The line of credit is personally secured by certain officers of the Company, and currently bears interest at 11.5% at June 30, 2000 and is due on August 31, 2000. The outstanding balance against the line of credit as of June 30, 2002 and 2001 were $ 0 and $ 0, respectively. The Company paid off the line of credit line during the fiscal year ending June 30, 2001, because it was no longer required.

All credit facilities and bank line of credit required the Company to maintain certain financial ratios and adhere to specific non-financial requirements.

As of June 30, 2002, when the company closed the mortgage it was in compliance with the various covenants contained in the above agreements.

6.  Long-Term Debt

Long-term debt at September 30, 2002 consists of the following:

                                           Current      Long-term     Total
                                           Portion
Notes payable  secured by certain Company
assets, requiring monthly payments of
$9,096 of   interest with various interest
rates and due dates.                      $     27,290   $  576,469   $576,469

During the fiscal year ended June 30, 2002,certain real estate loans defaulted. The Company's subsidiary is making payment to the lender that purchased the defaulted loans. These payments are made at the note rate for each loan. The Company has filed claims with the Companies E&O Insurance carriers and until the claims are either denied or paid the company lists these debts as long-term debt. These notes total $844,933. Effective September 1, 2001 the Company sold the subsidiary Atlas Capital and these liabilities are included in the sale.

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

Stock Issuance

During the first quarter fiscal year ended June 30, 2003, IBII issued stock for services.

10,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement.

During the fiscal year ended June 30, 2002 the following occurred:

Stock Reverse, In May 2002, a 1 share for 10 shares reverse became effective. This was the first part of a Securities Purchase Agreement in conjunction with a stock registration. The Company received $120,000 as a loan to be paid with the registration of stock during the fiscal year. Due to the price drop in the stock after the reverse, the registration did not occur. The Loan proceeds booked as long-term debt. The stock reverse difference of shares issued and outstanding is stated as additional paid in capital in the amount of $2,544,624.

During fiscal year ended June 30, 2002, IBII issued stock for services.

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

During fiscal year ended June 30, 2001, IBII did not issue stock for services.

During fiscal year ended June 30, 2000, IBII agreed to issue approximately 30.4 million shares of restricted common stock for development and advertising services over a period of twelve months. Under the agreement, the shares were issued as certain milestones were met, and the fair value of the shares was recorded as prepaid advertising and amortized ratably over the term on the contract.

During fiscal year ended June 30, 1999, IBII issued in December 1998, approximately 9.1million shares of restricted common stock to a consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. Under this agreement, IBII issued an additional 2.1 million shares of restricted common stock in January 1999.

The company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.

Stock Issuance for Acquisitions see Note 3, Business Combination.

Preferred Stock

On December 15, 1998, the Company entered into an agreement with Iron Horse Holdings, Inc. ("IHHI"), a privately held company in which officers or family members of the officers of the Company have minority stock ownership, IHHI to purchase 23,900 shares of the Company's preferred stock with a par value of $100.00 per share, in exchange for a promissory note receivable from IHHI in the amount of $2,500,000. The difference between the par value of the shares and the purchase price is treated as additional paid-in-capital. Shares purchased under the agreement are to be issued to IHHI or its designee. The promissory note receivable bear interest at 9% per annum, and is secured by a blanket security agreement executed by IHHI and perfected by filings as specified by law. Until such note is paid in full, IHHI shall pay the 3% coupon on such shares as are issued under the agreement directly to the shareholder(s) of record at the time such payment is due. During the fiscal year ending June 30, 2001, the company-received payment in full on the note executed by IHHI. Also during this fiscal year IHHI converted the preferred into common stock. There are no preferred shares issued and/ or outstanding as of this date.

The Company acquired 100% of LA Internet, Inc. in June of 1999 for $525,000 from IHHI, which was credited towards the note that is owed by IHHI to the Company.

During fiscal year June 30, 2000, the Company received the following payments on the note executed by IHHI:

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

During fiscal year ebded June 30, 2001 the Company received the following payments on the note executed by IHHI:

Date             Balance      Payment        Interest Paid    From of Payment

June 30, 2000   $  654,009
Sept. 30, 2000  $  490,509    $163,500         $14,715              Cash
Dec. 31, 2000   $  327,009    $163,500         $11,036              Cash
March 31, 2001  $  163,509    $163,500         $ 7,357              Cash
June 30, 2001   $        0    $163,509         $ 3,679              Cash

Total           $        0    $654,009         $36,787

9.  Income Taxes

The provision for income taxes for the quarter and year ended respectively September 30, and June 30 consist of the following ( there was no provision for income taxes on the financials due to the net loss carried forward from the previous years operations):

                                                  September 30        June 30
                                                       2002             2002

Current income tax expense:
Federal                                            $      0           $     0
State                                                     0                 0
                                                          0                 0
Deferred income tax expense:
Federal                                                   0                 0
State                                                     0                 0
                                                          0                 0
                                                          0                 0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                             $      0                0
Valuation allowance                                       0                0
                                                          0                0
Liabilities                                               0                0

Net tax asset or liability                                0                0

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

10. Commitments

The Company leases all of its offices, and moved several of its offices during the first quarter of the current fiscal year ended June 30 2003. This has reduced the Company's monthly obligations for several locations during the fiscal year and sold one of its subsidiaries and closed another. The future minimum rental commitments at September 30, 2002 under these leases are as follows:

Corporate Headquarters

4634 S. Maryland Pkwy, Suite 107,
Las Vegas, Nev. 89119
$2451 per month ending 6-03total $ 22,059

West Coast Headquarters

550 Carson Plaza Drive
Suite 127, Carson Ca. 90746
$2250 per month ending 12-04 total $33,750

International Headquarters

3 Boicho Voivoda Str., 1024 Sofia, Bulgaria  (monthly)

2X Inc.

725 Main St. Suite 12, Woodland, Ca. 95695
$1270 per month ending 11-03          total $17,780

550 Carson Plaza Drive Suite 127, Carson. Ca. 90746

4634 S. Maryland Pkwy, Suite 107, Las Vegas,
Nev. 89119

Several of these locations house more than one subsidiary.

The commitment for the Company based upon the aforementioned leases for the remaining quarters of this fiscal year is $ 73,589.

After September 1, 2002 the Company consolidated its southern
California operation to the offices located in Carson, California.

The Company also houses equipment at several co-location facilities.

11.  Segment Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Full service Internet service provider (ISP); mortgage banking business,which ceased operation in June 2002; and business-to-consumer ("B2C") marketing. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Full service Internet service provides customers with Internet access in the western United States through dial-up, and high-speed wireless; web hosting and web design. The mortgage banking business provides online mortgage loan origination, processing, servicing and resales. The mortgage banking business ceased operations in June 2002. Business-to-consumer primarily consists of marketing services provided by the company and generates fees from these services origination fees and sales.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

Information on reportable segments is as follows:

First Quarter Ended                                September 30   September 30
                                                        2002         2001
Full-service ISP
Net sales..................                        $  287,493      $ 1,021,100
Operating income................                     (476,861)         243,651
Mortgage loan originations held for resale
  Net sales  ....................                           0          782,532
  Operating income.................                         0          124,759
E Commerce (B-to-b/c)
  Net Sales....................                             0           55,461
  Operating income................                          0            1,146
Marketing (B-to-b/c)
  Net sales....................                           844            9,264
  Operating income...............                     (19,334)        (190,871)
Other
  Net income..................                              0          116,302
  Unallocated expense...............                 (398,246)         (54,159)

Total
  Net sales..................                         288,337        1,984,659
  Operating income.................                  (894,441)         124,526

12.  Other  Events

a. Dividend

On June 17 2002, the Company announced the sale of Aces Optics to CRT Corp. for 2,000,000 shares of CRT restricted stock valued at $1.00 a share. The dividend was to be based on one share of CRT Corp. per 100 shares of post reverse shares of the Company. On July 8 the Company announced the record date of July 17, 2002 for the shareholders to receive the dividend. On July 18, 2002 the Company announced the date of distributions to be August 30, 2002. By September 15, the Transfer Agent was working with the DTC to complete the issuance of the divided CRT Corporation restricted sshares to its shareholders. After the end of the Quarter the dividend shares were issued and will be reflected in the next quarter's financials.

b. RTRN

In June 2001, the Company announced that an agreement of merger and share exchange was executed by and among Return Assured Incorporated, a Delaware corporation ("RAI"), IBUI Acquisition Corp., a Nevada corporation (the "Merger Subsidiary") and together with RAI, the "RAI Parties"), and Internet Business's International, Inc., a Nevada corporation ("IBUI"). The merger was to be completed before January 2002. All parties to the agreement mutually canceled failing the completions of merger the agreement within the time frame agreed to the agreement.

c. PMCC

On August 2, 2000, the Company announced that it had entered into an
agreement   whereby the Company would purchase 2,460,000 share of PMCC
Financial Corp. ("PMCC"), a full-service mortgage banking company;
common stock from PMCC's former chairman of the board, Ronald
Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust Ronald Friedman, represents 66.36% of the 3,707,000 PMCC shares outstanding. The aggregate purchase price of $3,198,000 was to be paid in cash to the seller by the Company as follows: $700,000 at date of closing; $306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC, a listed AMEX company, were not trading at the time of the agreement. In the event that three months after closing, if PMCC's shares are not actively trading on the AMEX or NASDQ exchanges and the Company has not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price shall be reduced by the amount of the final two $175,000 payments.

Also on July 28, 2000, in a separate transaction, the Company entered into a stock purchase agreement with an unrelated individual whereby the Company would sell up to 370,000 PMCC shares that the Company either owns or will eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company will be released to the buyer in proportion to payments received.

The Company, on March 2, 2001 filed an action against Ronald Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust in Federal Court, in Orange County, California for rescission of the purchase of the PMCC stock agreement and return of $1,006,857 paid by the Company. On August 16, 2001, Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company for the balance of the price under the contract in the amount of $2,191,143. This action was filed in the U.S. District Court for the Southern District of New York. In February 2002 the New York case was transferred to California and consolidated with the case filed by the Company in Orange County, CA. The Company feels that it will prevail in this action.

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

e. Auction-Sales.Com, Inc.

On October 19, 2000, the Company entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase by the Registrant of 96.62% of the outstanding and treasury shares of common
stock of Auction-Sales.Com, Inc., a Delaware corporation.   In
exchange for the shares, the Company was to pay, under the terms of the agreement, 11,000,000 shares of Company's common stock to Seller for all of Seller's Shares. After investing $180,000 for marketing, the Company discovered that Auction-Sales had undisclosed liabilities and that Auction-Sales was not in compliance with California law regarding delivery of product paid for but not delivered to customers.

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

b. JWC Construction

The agreement, entered into, in the ordinary course of business, with the JWC Construction Company of Poland, dated March 9, 2001 will enable companies to list their purchasing requirements on projects using the reverse auction platform. This method of purchasing allows the suppliers of products the chance to sell products to the buyers in competition with one another. The net effect is that the buyers would select the supplier with the lowest per unit cost. This reduces the cost of supplies and thereby should increase their potential for profit. This agreement covers the modification of the Construction Buying Group website for by the Construction industry, and does not involve any payment by the Company. By the end of June 2002, the Company canceled this agreement due to lack of activity of JWC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Current Operations

The Company currently operates two reporting division. The following list the locations for the divisions and for Corporate Headquarters.

Corporate Headquarters

4634 S. Maryland Pky, Suite 107, Las Vegas, Nev. 89119

West Coast Headquarters

550 Carson Plaza Drive Suite 127, Carson, Ca. 90746

International Headquarters

3 Boicho Voivoda Str., 1024 Sofia, Bulgaria

(1) ISP (consists of a includes a national dial-up ISP: a wireless high speed ISP in Las Vegas, NV, Moreno Valley, CA, and Woodland, CA; and Internet web design and hosting businesses.)
2X Inc, AKA LA Internet, Inc.      550 Carson Plaza Drive Suite
127, Carson. Ca. 90746

dba  BeyonDSL

4634 S Maryland Pkwy, Suite 107, LV, NV 89119
725 Main St. Suite 12, Woodland, Ca. 95695

(2) Marketing (provides includes the direct marketing of wireless high speed Internet access and bandwidth.)

First 2 Market

4634 S Maryland
Pkwy, Suite 107, LV, NV 89119

The Company employs over 20 people and has 3 offices in the US and 1 in Europe.

Results of Operations - Comparison of Quarter Ended September 30, 2002 to Quarter Ended September 30, 2001.

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

Revenues for the three months ended September 30, 2002 of $288,337, represents a decrease of approximately 688% when compared to the same three-months period of the prior year ended September 30, 2001 of $1,984,659. There are several reasons for this sharp decrease are as follows:

1. Loss of customer base for the ISP because of the current economic and the changes the Company made in the customer service area, which affected revenue.

2.  The mortgage banking division.

3.  Sale of E-Commerce division.

The total revenues for First Quarter ended September 30th for 2002 and 2001 were $288,337 and $1,984,659 respectively.

Selling, general and administrative expenses for the same period were $1,182,778 and $1,868,641 respectively, which is a decrease of approximately 36.8%. The main reason for this decrease is from the sale of the E-Commerce division, the closing of the mortgage banking division, and the staff reduction at the Corporate, ISP, and marketing divisions.

The resulting loss for the three-month period ended September 30, 2002 of ($894,441) is a significant decrease when compared to the profit of $124,526 reported for the comparable quarter ended September 30, 2001. The loss is primarily due to the decrease in revenue from the ISP and the lack of revenue from the mortgage banking division.

(b)  Comparison by Segment

Management determined that there were four reportable segments for the prior quarter ended September 30, 2001. However for this quarter ended September 30, 2002 there are only two reportable segments for the Company. These are as follows: Full service Internet service provider
(ISP); and marketing ("B2B") business-to-business and ("B2C") business-to-consumer. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below.

Information on reportable segments is as follows:

First Quarter Ended                             September 30     September 30
                                                    2002             2001

Full-service ISP
Net sa les.......                    ...........$    287,493     $ 1,021,100
Operating income................                    (476,861)        243,651
Mortgage loan originations held for resale
 Net sales  ....................                           0         782,532
 Operating income.................                         0         124,759
E Commerce (B-to-b/c)
  Net Sales....................                            0          55,461
  Operating income................                         0           1,146
Marketing (B-to-b/c)
 Net sales....................                           844           9,264
 Operating income...............                     (19,334)       (190,871)
Other
 Net income..................                              0         116,302
 Unallocated expense...............                 (398,246)        (54,159)

Total
 Net sales..................                         288,337       1,984,659
 Operating income.................                  (894,441)        124,526

ISP: The results for the ISP segment (see locations and services listed in Current Operations) for the first quarter ended September 30, 2002 of $287,493 is a sharp decrease of approximately 72% when compared to the same period ended September 30, 2001 of $1,021,100. The decrease is due to a series of service problems due to a change in bandwidth providers and other related factor that occurred during the previous fiscal year that ended June 30, 2002. The Company is now concentrating on the high-speed Internet accesses and increase in web sale activities. The loss of ($476,861) for the three months ended September 30, 2002 is a significant decrease for the same period of the previous fiscal year, which reported profits of $243,651. The reason for the loss were stated above.

Mortgage Loans: Since this division is currently not doing business there will be comparative analysis of the previous results.

E Commerce: Since the sale of this division occurred prior to the end of the previous fiscal year ended June 30, 2002, there will be no comparative analysis of the previous results.

Marketing: The results for the Marketing segment (see location and services listed in Current Operations) for the first quarter ended September 30, 2002 of $844 is a decrease of 1186% compared to the same period ended September 30, 2001 of $9,973. The main reason for the decrease was the decision to sell services on a contract basis and eliminate all direct personnel for this division. The only related direct expense for this operation are for the leased facility that the division has allocated to it and the phone service provided for it. The losses of ($19,334) represent a siginicant decrease when compared to the loss for the same period of the previous fiscal year of ($190,871). The Company currently does not employ other means of informing the consumer about the services that the Company offers other then the Internet. The Company feels that direct marketing is the most effective means to market services to the non Internet consumer and is still trying to develop an effective direct marketing program.

Other: Revenues were from service charges that were generated from marketing services provided by the Company to clients. Due to economic conditions these services were no longer requested and therefore no revenue was generated. Therefore there is no revenue for this quarter ended September 30, 2002 to compare to the revenue of $116,302 for the three-month period ended September 30, 2001. The marketing revenue that was previously generated by this division was used to offset the expenses of the corporate operations. The losses of ($398,246) for the three months ended September 30, 2002 are a significant increase for the losses of ($54,159) for the same three-month period of the previous fiscal year. The main reasons for the increased expenses are from operational changes to decrease costs however there are cancellation charges associated with these changes that are represented by the increase in expenses.

Liquidity and Capital Resources.

Net cash provided by the operations of the Company decreased by ($7,518) for the three months ended September 30, 2002 to $52,797 by the end of the quarter. When compared to the net cash provided by operating activities of $243,833 in the comparable prior year period. The reasons for the net cash decrease are stated above in the "Results of Operations" sections (a) and (b).

The Company had entered into an agreement to issue a Convertible Debenture in order to raise capital for the expansion of its wireless Internet services and re-establish the mortgage loan division; this Debenture was never completed due to the market price of the Company's stock.

The Company is also considering additional sources for raising capital for its needs. The increased demand for the wireless Internet services in Las Vegas, Nevada and Woodland, California, is one of the bases for the additional need for capital. The mortgage loans division, which was not operational during this quarter, will also require additional capital to rebuild. The Company currently does not have available capital unless it is obtained by raising capital though either debt or equity such as a Convertible Debenture as indicated above. The Company anticipates that based upon the additional capital being available, the mortgage loan division could be fully operational within 3 months.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended on September 30, 2002.

Acquisitions

There were no acquisitions made during the quarter ended September 30, 2002.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe", "expect", "anticipate", "intends", "forecast", "project", and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section has not been updated relative to market risk because the Mortgage Banking Division ceased operation during the previous fiscal year ended June 30, 2002. This division may become operational if additional funds are available for the Company.

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

The Company measured the sensitivity of the current value of cost of funds (Prime Rate plus 1.5%) to changes in the mortgage interest rate (bond market plus 1.5%) that the Company charges on funded loans, which is reflected with changes in interest rates. The difference in the cost of funds versus the rate at which the Company funded the mortgage loans could have benefited the company because the cost of funds was less the mortgage interest rate. The Company could have lost money if the cost of funds was more than the mortgage interest rate.

The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual interests as of December 31, 2001 and March 31, 2002:

                                            Change In Fair Value As of:
                                             December, 31     March 31
                                                  2001          2002

Prime Rate                                      4.750%          4.750%
Our Cost of Funds                               1.500%          1.500%
 Total                                          6.250%          6.250%

Bond Market                                     4.900%          5.100%
Consumer Cost of Funds                          1.500%          1.500%
Total                                           6.400%          6.600%

Net Impact Benefit (Loss)                       0.150%         (0.350)%
Consumer Cost of Funds                          1.500%          1.500%
Total                                           6.400%          6.075%

Net Impact Benefit (Loss)                       0.150%         (1.425%)

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer is the "Certifying Officer" and is responsible for the establishing and maintaining disclosure control and procedures for the Company.

The Certifying Officer has designed such disclosures controls and procedures to ensure that material information is made known to the officer, particularly during the period in which this report was prepared.

The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believes that the Company's disclosures controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company issued 10,000,000 shares of S-8 stock for services during this quarter.

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

                             Internet Business's International, Inc.




Dated: November 12, 2002     By: /s/ Albert R. Reda
                             Albert R. Reda, Chief Executive Officer

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 1, 2001).

24      Sale of Ace Optics (incorporated by reference to Form 8-K filed
        June 15, 2002)

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.