Form 10QSB
period 2002-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2003-02-18
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     As of December 31, 2002, the Registrant had 58,273,603 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 2002 AND JUNE 30, 2002                  3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND SIX MONTHS ENDED
              DECEMBER  31, 2002 AND DECEMBER  31, 2001                  4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              DECEMBER  31, 2002 AND DECEMBER  31, 2001                  5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             22

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                         26

     ITEM 4. CONTROLS AND PROCEDURES                                    27

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         27

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 27

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           27

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       27

     ITEM 5.  OTHER INFORMATION                                         28

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          28

SIGNATURE                                                               29

CERTIFICATION                                                           30

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                  December 31        June 30
                                                      2002             2002

ASSETS

Cash and cash equivalents                         $   53,113       $   60,315
Accounts receivable, net                              15,385          166,866
Inventories                                           36,358           57,468
Prepaid expenses and other                                 0           90,820
Total current assets                                 104,856          375,469

Property and equipment, net                        1,449,376        1,957,822
Intangible assets, net                               811,774        1,462,199
Investment in unconsolidated company               1,517,264        2,000,000
Total Other Assets                                 3,778,414        5,420,021

Total Assets                                       3,883,270        5,795,490

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     534,390          496,790
Accrued liabilities                                  342,604           56,624
Current portion of long-term debt                     54,302           23,960
Deferred revenues                                     11,960           54,096
Total current liabilities                            943,256          631,470

Long-term debt                                       576,469          576,469
Total Liabilities                                  1,519,725        1,207,939

Stockholders' equity:
Preferred stock,
par value $100.00 per share;
1,000,000 shares authorized;                               0                0
0 and 0 issued and outstanding at Dec. 31 and
June 30, 2002, respectively.
Common stock, par value $0.01 per share;
349,000,000 shares authorized;
In May 2002 after a 1 for 10 reverse and
canceling 6,075,000 and issuing
two S8 for 20,000,000 leaves a balance of
58,273,603 and 38,273,603
shares issued and outstanding at Dec. 31 and June 30
2002,respectively                                    582,736         382,736

Additional paid-in capital                         6,214,114       6,214,114
Accumulated deficit                               (4,433,305)     (2,009,299)
Total stockholders' equity                         2,363,545       4,587,551

Total liabilities and stockholders' equity         3,883,270       5,795,490

The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                Three Months Ended                  Six Months Ended
                                          December 31         December 31   December 31      December 31
                                              2002                2001         2002             2001
Revenues                                  $    383,905       $ 2,538,067    $    672,242     $ 4,522,726

Cost and expenses:
Cost of revenues                                22,500             5,082          22,500          11,212
Selling, general and administration            661,157         1,980,051       1,415,442       3,598,865
Depreciation and amortization                  729,719           580,743       1,158,212         824,440

Total costs and expenses                     1,413,376         2,565,876       2,596,154       4,434,517
(Loss) income from operations               (1,029,471)          (27,809)     (1,923,912)         88,209
Other income (expense):
Other income or (expense)                            0             3,909               0          13,065
Interest income                                      0                 0               0               0
Other expenses                                (482,736)           (6,003)       (482,736)         (6,651)

Total other income, net                     (1,512,207)           (2,094)     (2,406,648)          6,414

Income (loss) before minority interest               0           (29,903)              0               0

Minority interest in loss of subsidiaries            0                 0               0               0

Net (loss) income                           (1,512,207)          (29,903)     (2,406,648)         94,623

Net loss (income) per common                    (.0311)              Nil          (.0495)            Nil

Weighted average number of common
shares outstanding                          48,561,335       282,736,029      48,561,335    282,736,029




The accompanying notes are an integral part of these financial statements

                          INTERNET BUSINESS'S INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                          Six Months Ended
                                                    December 31     December 31
                                                        2002           2001

Cash Flows From Operating Activities:
Net (loss) income                                   $(1,512,207)    $   94,623
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization                           729,719        602,738
Reserve for loss on notes receivable                          0         85,370
Reserve for loss on mortgage loans receivable                 0        251,900
Gain on sale of equity investment                             0              0

Changes in operating assets and liabilities:
Accounts receivable                                     (15,385)      (293,930)
Inventories                                             (36,358)      (287,869)
Mortgage loans receivable net                                 0       (501,042)
Prepaid expenses and other                                    0        201,250
Accounts payable                                        342,604        575,366
Accrued liabilities                                     534,390        101,577
Deferred revenues                                        11,960         13,013
Other current liabilities                                     0              0
Net cash (used in) provided by operating activities      54,723        842,996

Cash Flows From Investing Activities:
Purchases of property and equipment                           0       (245,405)
Investment in intangible assets                               0              0
Proceeds net from sale of equipment                     (64,407)             0
Investments notes or stocks                                   0              0

Net cash used in investing activities                   (64,407)      (245,405)

Cash Flows From Financing Activities:
Net repayments under revolving line of credits                0       (567,028)
Net repayment of long-term debt                               0              0
Collection of notes receivable                                0              0
Issuance of common stock                                 10,000              0

Net cash (used in) provided by financing activities       10,000      (567,028)

Net decrease in cash                                         316        30,563

Cash, beginning of period                                 52,797       243,833

Cash, end of period                                       53,113       274,396

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

Additional Paid In Capital

No additional paid in capital occurred during the second quarter fiscal year ending June 30, 2003.

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

4.  Certain Financial Statement Information

                                                    December 31      June 30
                                                        2002           2002

Accounts receivable:
Accounts receivable                                 $    23,077     $  292,747
Less:  allowance for doubtful accounts                   (7,692)      (125,881)

Accounts receivable, net                                 15,385        166,866

Property and equipment:
Office furniture and equipment                           47,643         47,999
Machinery and computer equipment                      3,111,393      3,136,393
Leasehold improvements                                        0              0
Less:  accumulated depreciation                      (1,709,660)    (1,226,570)

Property and equipment, net                           1,449,376      1,957,822

Intangible assets:
Capitalized software costs, including websites        1,270,156      1,270,156
Subscriber member bases                               1,148,307      1,148,307
Others, including customer lists, existing technology,
trade names                                             423,386        423,386
Less:  accumulated amortization                      (2,039,682)    (1,379,650)

Intangible assets, net                                  811,774      1,462,199

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

** Impac line not in use after December 2001

*** At the end of the quarter ended Dec. 31, 2001 the company ceased operations of the mortgage lending business. Therefore this data is not applicable.

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

6.  Long-Term Debt

Long-term debt at December 31, 2002 consists of the following:

                                       Current Portion    Long-term    Total

Notes payable  secured by certain
Company assets, requiring monthly
payments of $9,096 of interest with
various interest rates and due dates.
These accounts are                      $    54,302        $  576,469  $576,469
6 months past due.

During the fiscal year ended June 30, 2002, certain real estate loans defaulted. The Company's subsidiary was making payments to the lender that purchased the defaulted loans. These payments were made at the note rate for each loan. These notes total $844,933. Effective September 1, 2001 the Company sold the subsidiary Atlas Capital and these liabilities are included in the sale.

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

Stock Issuance

During the second quarter fiscal year ended June 30, 2003, IBII issued stock for services.

10,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

During the first quarter fiscal year ended June 30, 2003, IBII issued stock for services.

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

Stock Issuance for Acquisitions see Note 3, Business Combination.

Preferred Stock

After the end of the second quarter fiscal year ended June 30, 2003 the Company issued the following preferred shares;

10,000 Shares of Series A Preferred Stock of IBII were issued as collateral for the funding a loan to the Company, (see Part 2 Item 5 Other Information, for more details).

Prior Preferred Stock issuances;

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

During fiscal year June 30, 2000, the Company received the following payments on the note executed by IHHI:

Date           Balance       Payment        Interest Paid   Form of payment

June 15, 1999                $240,000                                Credit
June 15, 1999                $525,000                       Credit-LA Internet

Total                        $765,000

Date           Balance       Payment        Interest Paid   Form of payment

June 30, 1999  $1,735,000
Sept. 30, 1999 $1,464,754    $270,246       $39,037              Cash
Dec. 31, 2000  $1,194,508    $270,246       $32,957              Cash
March 31, 2000 $  924,262    $270,246       $26,876              Cash
June 30, 2000  $  654,009    $270,253       $20,796              Cash

Total          $  654,009    $1,080,991     $119,666

During fiscal year ended June 30, 2001 the Company received the following payments on the note executed by IHHI:

Date           Balance       Payment        Interest Paid   Form of payment

June 30, 2000  $  654,009
Sept. 30, 2000 $  490,509    $163,500       $14,715              Cash
Dec. 31, 2000  $  327,009    $163,500       $11,036              Cash
March 31, 2001 $  163,509    $163,500       $ 7,357              Cash
June 30, 2001  $        0    $163,509       $ 3,679             Cash

Total          $        0    $654,009       $36,787

9.  Income Taxes

The provision for income taxes for the quarter and year ended respectively December 31, and June 30 consist of the following (there was no provision for income taxes on the financials due to the net loss carried forward from the previous years operations):

                                                    December 31        June 30
                                                        2002             2002

Current income tax expense:
Federal                                             $        0         $     0
State                                                        0               0
                                                             0               0
Deferred income tax expense:
Federal                                                      0               0
State                                                        0               0
                                                             0               0
                                                             0               0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                                       0               0
Valuation allowance                                          0               0
                                                             0               0
Liabilities                                                  0               0

Net tax asset or liability                                   0               0

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

10. Commitments

The Company leases all of its offices, and moved several of its offices during the first quarter of the current fiscal year ended June 30 2003. This has reduced the Company's monthly obligations for several locations during the fiscal year and sold one of its subsidiaries and closed another. The future minimum rental commitments at December 31, 2002 under these leases are as follows:

Corporate Headquarters

4634 S. Maryland Pkwy, Suite 107, Las Vegas, Nev. 89119
$2451 per month ending 6-03total $ 14,706

West Coast Headquarters
550 Carson Plaza DriveSuite 127, Carson Ca. 90746
$2250 per month ending 12-03 total $27,000

2X Inc.

725 Main St. Suite 12, Woodland, Ca. 95695
$1270 per month ending 11-03 total $13,970

550 Carson Plaza Drive Suite 127, Carson. Ca. 90746

4634 S. Maryland Pkwy, Suite 107, Las Vegas, Nev. 89119

Several of these locations house more than one subsidiary.

The commitment for the Company based upon the aforementioned leases for the remaining quarters of this fiscal year is $ 55,676.

After September 1, 2002 the Company consolidated its southern
California operation to the offices located in Carson, California.

The Company also houses equipment at several co-location facilities.

11.  Segment Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Full service Internet service provider (ISP); mortgage banking business, which ceased operation in June 2002; and business-to-consumer ("B2C") marketing. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

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

Information on reportable segments is as follows:

Second Quarter Ended                             December 31       December31
                                                     2002             2001

Full-service ISP
Net sales                                        $   550,554       $2,166,014
Operating income                                    (844,653)         594,286
Mortgage loan originations held for resale
Net sales                                                  0        1,800,359
Operating income                                           0          290,619
E Commerce (B-to-b/c)
Net Sales                                                  0           99,846
Operating income                                           0          (46,982)
Marketing (B-to-b/c)
Net sales                                              1,688            9,973
Operating income                                     (36,105)        (345,836)
Other
Net income                                           120,000          446,534
Unallocated expense                               (1,525,890)        (397,464)
Total
Net sales                                            672,242        4,522,726
Operating income                                  (2,406,648)          94,623

12. Other  Events

a. Dividend

On June 17 2002, the Company announced the sale of Aces Optics to CRT Corp. for 2,000,000 shares of CRT restricted stock valued at $1.00 a share. The dividend was to be based on one share of CRT Corp. per 100 shares of post reverse shares of the Company. On July 8 the Company announced the record date of July 17, 2002 for the shareholders to receive the dividend. On July 18, 2002 the Company announced the date of distributions to be August 30, 2002. By September 15, the Transfer Agent was working with the DTC to complete the issuance of the divided CRT Corporation restricted shares to its shareholders. After the end of the Quarter the dividend shares were issued and will be reflected in the next quarter's financials.

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

First 2 Market
4634 S Maryland Pkwy, Suite 107, LV, NV 89119

The Company employs over 10 people and has 3 offices.

Results of Operations - Comparison of Quarter Ended December 31, 2002 to Quarter Ended December 31, 2001.

(a)  Overall

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loan were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company.
This financial statement has revised figures for December 31, 2001 and December 31, 2002, which incorporates the changes of revenue recognition for the Mortgage Division.

Revenues for the three and six months ended December 31, 2002 of $383, 905, for the three months and $672,242 for the six months which represents a decrease of approximately 661% for the three months and 673% for the six months when compared to the same three and six months period of the prior year ended December 31, 2001 of $2,538,067 and $4,522,726. There are several reasons for these sharp decreases are as follows:

1. Loss of customer base for the ISP because of the current economic and the changes the Company made in the customer service area, which affected revenue.

2.  The mortgage banking division.

3.  Sale of E-Commerce division.

Selling, general and administrative expenses for the same three and six month period December 31, 2002 and 2001 respectively were $661,157 and $1,980,051 respectively, for the three months and $1,415,442 and $3,598,865 for the six months. These decreases in the SG&A represent a decrease of approximately 667% and 254% for the three and six month periods. The main reason for this decrease is from the sale of the E-Commerce division, the closing of the mortgage banking division, and the staff reduction at the Corporate, ISP, and marketing divisions.

The resulting loss for the three and six month periods ended December 31, 2002 of ($1,512,207) and ($2,406,648) is a significant loss when compared to the loss of ($29,903) and profit of $94,623 reported for the comparable periods ended December 31, 2001. The loss is primarily due to the decrease in revenue from the ISP and the lack of revenue from the mortgage banking division. The distribution of the dividend of $482,736 increased the loss that was reported in the quarter.

(b)  Comparison by Segment

Management determined that there were four reportable segments for the prior quarter ended September 30, 2001. However for this quarter ended December 31, 2002 there are only two reportable segments for the Company. These are as follows: Full service Internet service provider
(ISP); and marketing ("B2B") business-to-business and ("B2C") business-to-consumer. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below.

Information on reportable segments is as follows:

Second Quarter Ended                        December 31           December31
                                                2002                 2001

Full-service ISP
Net sales                                   $   550,554           $ 2,166,014
Operating income                               (844,653)              594,286
Mortgage loan originations held for resale
Net sales                                             0             1,800,359
Operating income                                      0               290,619
E Commerce (B-to-b/c)
Net Sales                                             0                99,846
Operating income                                      0               (46,982)
Marketing (B-to-b/c)
Net sales                                         1,688                 9,973
Operating income                                (36,105)             (345,836)
Other
Net income                                      120,000               446,534
Unallocated expense                          (1,525,890)             (397,464)
Total
Net sales                                       672,242             4,522,726
Operating income                            (2,406,648)                94,623

ISP: The results for the ISP segment (see locations and services listed in Current Operations) for the second quarter ended December 31, 2002 of $550,554 is a sharp decrease of approximately 394% when compared to the same period ended December 31, 2001 of $2,166,014. The decrease is due to a loss of customer base and other related factor that have been occurring during the previous fiscal year and continued through the end of the quarter. The Company is now concentrating on the high-speed Internet accesses and increase in hosting activities. The loss of ($844,653) for the quarter ended December 31, 2002 is a significant decrease for the same period of the previous fiscal year, which reported profits of $594,286. The reason for the loss was stated above.

Mortgage Loans: Since this division is currently not doing business there will be comparative analysis of the previous results.

E Commerce: Since the sale of this division occurred prior to the end of the previous fiscal year ended June 30, 2002, there will be no comparative analysis of the previous results.

Marketing: The results for the Marketing segment (see location and services listed in Current Operations) for the second quarter ended December 31, 2002 of $1,688 is a decrease of 590% compared to the same period ended December 31, 2001 of $9,973. The main reason for the decrease was the decision to sell services on a contract basis and eliminate all direct personnel for this division. The only related direct expense for this operation are for the leased facility that the division has allocated to it and the phone service provided for it.
The losses of ($36,105) represent a significant decrease when compared to the loss for the same period of the previous fiscal year of ($345,836). The Company currently does not employ other means of informing the consumer about the services that the Company offers other then the Internet. The Company feels that direct marketing is the most effective means to market services to the non Internet consumer and is still trying to develop an effective direct marketing program.

Other: Revenues were from service charges that were generated from marketing services provided by the Company to clients. Due to economic conditions these services were no longer requested and therefore no revenue was generated form those activities. The Company did sell a completely depreciated asset. Therefore the $120,000 represent amount received from the sale of the depreciated asset. The marketing revenue of $446,534 for the previous ended December 31, 2001 will not be compared to the revenue of $120,000 for the quarter ended December 31, 2002. The marketing revenue that was previously generated by this division was used to offset the expenses of the corporate operations. The losses of ($1,525,890) for the quarter ended December 31, 2002 are a significant increase for the losses of ($397,464) for the same quarter of the previous fiscal year. The main reasons for the increased expenses are from operational changes to decrease costs however there are cancellation charges associated with these changes that are represented by the increase in expenses, along with the cost of the stock dividend distribution.

Liquidity and Capital Resources.

Net cash provided by the operations of the Company for the quarters ended December 31, 2002 and 2001 respectively of $53,113 and $274,396 is a decrease of 516%. The reasons for the net cash decrease are stated above in the "Results of Operations" sections (a) and (b).

In January of 2002 the Company had entered into an agreement to issue a Convertible Debenture in order to raise capital for the expansion of its wireless Internet services and re-establish the mortgage loan division; this Debenture was never completed due to the market price of the Company's stock.

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

After the end of the quarter the Company entered into a loan agreement with Mercatus Partners Limited. See Part II Item 5 Other Information for further details.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended on December 31, 2002.

Acquisitions

There were no acquisitions made during the quarter ended December 31, 2002.

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

The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual interests as of December 31, 2001 and March 31, 2002:

                                         Change In Fair Value As of:
                                         December 31         March 31
                                             2001               2002

Prime Rate                                 4.750%             4.750%
Our Cost of Funds                          1.500%             1.500%
Total                                      6.250%             6.250%

Bond Market                                4.900%             5.100%
Consumer Cost of Funds                     1.500%             1.500%
Total                                      6.400%             6.600%
Net Impact Benefit (Loss)                  0.150%            (0.350%)

Consumer Cost of Funds                     1.500%             1.500%
Total                                      6.400%             6.075%
Net Impact Benefit (Loss)                  0.150%            (1.425%)

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

In January of 2003 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide the Company with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our preferred stock were issued by the Company in the name of Mercatus to secure the obligations under the loans (the "Stock"). The loans are payable to the Company within 10 days of delivery of the Stock and related loan documents.

Loans under the Loan Agreement are evidenced by the promissory Notes payable to Mercatus and are secured by the 10,000 Shares of Series A Preferred Stock. The interest rate on the loans will be set at 5.5%.

Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event of a default under the Loan Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company. In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Companys common stock.

The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Mercatus will provide a voting proxy with respect to the Stock to a person designated by the Company. In the event of a default however, the proxy shall be deemed null and void.

In connection with the Loan Agreement, in February 2003 the Company delivered 10,000 shares of restricted preferred stock to Mercatus. The Company expects delivery of the funds by February 28th, 2003.

The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000.

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

                                Internet Business's International, Inc.



Dated: February 12, 2002        by: /s/ Albert R. Reda
                                Albert R. Reda, Chief Executive Officer

                                 CERTIFICATIONS

I, Albert Reda, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Internet Business's International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003                 by: /s/ Albert R. Reda
                                        Albert R. Reda, Chief Executive Officer

                                 EXHIBIT INDEX

Number                      Description

2.1 Agreement and Plan of Merger between the Registrant and Internet Business's International, Inc., a Delaware corporation, dated July 1, 1999 (incorporated by reference to Exhibit 2 of the Form 8-K/A filed on November 22, 1999).

2.2 Agreement and Plan of Merger and Share Exchange between the Registrant, Return Assured Incorporated, and IBUI
        Acquisition Corporation, dated June 4, 2001 (incorporated by reference to Exhibit 2.2 of the Form 10-K filed on October 1, 2001).

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

10.3 Acquisition Agreement (Net 2 Loan) between the Registrant and Lifestyle Mortgage Partners dated September 15, 1999
        (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on February 22, 2000).

10.4    Purchase Agreement (license) between the Registrant and
        Stockholders of California Land & Home Sale, Inc., dated
        October 1, 1999 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on February 22, 2000).

10.5    Acquisition Agreement (Optical Brigade) between the
        Registrant and Wade Whitley dated November 1, 1999
        (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on February 22, 2000).

10.6 Employment Agreement between the Registrant and Al Reda dated January 1, 2000 (incorporated by reference to Exhibit
        10.6 of the Form 10-K filed on October 1, 2001).

10.7 Employment Agreement between the Registrant and Louis Cherry dated January 1, 2000 (incorporated by reference to Exhibit
        10.7 of the Form 10-K filed on October 1, 2001).

10.8 Agreement for Acquisition between the Registrant and Direct Communications, Inc., dated February 25, 2000 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on May 22, 2000).

10.9 Agreement between the Registrant and Internet 2xtreme dated March 6, 2000 (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed on May 22, 2000).

10.10 Agreement between the Registrant, Roanoke Technology Corp., and Global GPP Corp., dated March 21, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed on May 22, 2000).

10.11 Agreement between GPP Hungary Kft and Haitec Magyarorazagi Kft dated March 30, 2000 (incorporated by reference to
        Exhibit 10.9 of the Form 10-Q filed on May 22, 2000).

10.12   Stock Purchase Agreement between the Registrant and Atlas
        Capital Corporation dated April 1, 2000 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on September 27, 2000).

10.13 Stock Purchase Agreement between the Registrant and Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997
        Grantor Retained Annuity Trust, dated July 28, 2000
        (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on November 16, 2000).

10.14 Stock Sales Agreement between the Registrant and a buyer dated July 28, 2000 (incorporated by reference to Exhibit
        10.12 of the Form 10-Q filed on November 16, 2000).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 1, 2001).

22      Stock Reverse Filed May of 2002

23      S-8 Stock registration Filed November of 2001

24      S-8 Stock registration Filed February of 2001

25      S-8 Stock registration Filed May of 2002