Form 10QSB
period 2003-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2003-05-21
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     As of March 31, 2003, the Registrant had 78,273,603 shares of common stock issued and outstanding.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 2003 AND JUNE 30, 2002                    3

             CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND NINE MONTHS ENDED
             MARCH  31, 2003 AND MARCH  31, 2002                        4

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED
             MARCH  31, 2003 AND MARCH  31, 2002                        5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            22

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                        25

     ITEM 4. CONTROLS AND PROCEDURES................                   26

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                       26

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               27

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         27

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     27

     ITEM 5.  OTHER INFORMATION                                       27

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        28

SIGNATURE................................                             29

CERTIFICATION                                                         30

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   March  31        June 30
                                                     2003            2002

ASSETS

Cash and cash equivalents                          $   1,316     $    60,315
Accounts receivable, net                              10,986         166,866
Inventories                                           44,287          57,468
Prepaid expenses and other                                 0          90,820
Total current assets                                  56,589         375,469

Property and equipment, net                        1,195,153       1,957,822
Intangible assets, net                               683,233       1,462,199
Investment in unconsolidated company               1,517,264       2,000,000
Total Other Assets                                 3,395,650       5,420,021

Total Assets                                       3,452,239       5,795,490

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     767,206         496,790
Accrued liabilities                                  325,909          56,624
Current portion of long-term debt                    143,520          23,960
Deferred revenues                                     41,427          54,096
Total current liabilities                          1,278,062         631,470

Long-term debt                                       776,469         576,469
Total Liabilities                                  2,054,531       1,207,939

Stockholders' equity:
Preferred stock, par value $100.00 per share;
1,000,000 shares authorized; 0                             0               0
and 0 issued and outstanding at Dec. 31
and June 30, 2002, respectively.
Common stock, par value $0.01 per share;
349,000,000 shares authorized;
In May 2002 after a 1 for 10 reverse and
canceling 6,075,000 and issuing
two S8 for 20,000,000 leaves a balance of
78,273,603 and 38,273,603
shares issued and outstanding at Dec. 31 and
June 30 2002,respectively                             782,736        382,736

Additional paid-in capital                          6,214,114      6,214,114
Accumulated deficit                                (5,599,142)    (2,009,299)
Total stockholders' equity                          1,397,708      4,587,551

Total liabilities and stockholders' equity          3,452,239      5,795,490

The accompanying notes are an integral part of these financial statements

                         INTERNET BUSINESS'S INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                              Three Months Ended         Nine Months Ended
                            March 31      March 31      March 31       March 31
                              2003         2002            2003          2002

Revenues                   $   106,632   $     880,950  $  778,874  $ 5,403,676
Cost and expenses:
Cost of revenues                22,500          26,436      45,000       37,648
Selling, general and
administration                 867,205       1,026,913   2,282,647    4,625,778
Depreciation and amortization  382,764         492,913   1,540,976    1,317,353
Total costs and expenses     1,272,469       1,546,262   3,868,623    5,980,779

(Loss) income from
operations                  (1,165,837)      (665,312)  (3,089,749)   (577,103)
Other income (expense):
Other income or (expense)            0              0            0           0
Interest income                      0              0            0      13,065
Other expenses                       0              0     (482,736)     (6,651)
Total other income, net     (1,165,837)      (665,312)  (3,572,485)      6,414
Net (loss) income           (1,165,837)      (665,312)  (3,572,485)   (570,689)
Net loss (income) per
 common                         (.0171)           Nil       (.0523)        Nil

Weighted average number of
Common shares outstanding   68,273,603    282,736,029   68,273,603 282,736,029

The accompanying notes are an integral part of these financial statements

                        INTERNET BUSINESS'S INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                      Nine  Months Ended
                                                  March 31           March 31
                                                    2003               2002

Cash Flows From Operating Activities:
Net (loss) income                                 $ (1,165,837)    $  (570,689)
Adjustments to reconcile net (loss) income to
Net cash (used in) provided by operating
activities:
Depreciation and amortization                          382,764         502,625
Reserve for loss on notes receivable                         0               0
Reserve for loss on mortgage loans receivable                0               0
Gain on sale of equity investment                            0               0

Changes in operating assets and liabilities:
  Accounts receivable                                  (10,986)       (185,653)
  Inventories                                          (44,287)       (258,340)
  Mortgage loans receivable net                              0        (663,421)
  Prepaid expenses and other                                 0          34,686
  Accounts payable                                     767,206         703,278
  Accrued liabilities                                  325,909         103,060
  Deferred revenues                                    (41,427)        (33,772)
  Other current liabilities                                  0               0
Net cash (used in) provided by operating
Activities                                             213,342        (368,176)

Cash Flows From Investing Activities:
Purchases of property and equipment                          0         (92,110)
Investment in intangible assets                              0               0
Proceeds net from sale of equipment                          0               0
Investments notes or stocks                                  0               0

Net cash used in investing activities                        0         (92,110)

Cash Flows From Financing Activities:
Net repayments/borrowed from line of credits                 0         504,447
Net repayment/borrowed of long-term debt              (200,000)       (130,000)
Issuance of common stock                               (65,139)              0

Net cash (used in) provided by financing activities   (265,139)        374,477

Net decrease in cash                                   (51,797)        (85,809)

Cash, beginning of period                               53,113         274,396

Cash, end of period                                      1,316         188,587

The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  Description of Business and Change in Control

Prior to December 31, 1997, Internet Business's International, Inc. (the "Company") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, in January 1999 began plans to offer Internet based e-commerce services. In April 1999, the Company announced its first e-commerce site and was engaged in the development, operation and marketing of a number of commercial web sites. The Company consists of two reporting divisions made up of subsidiaries and or divisions of the Company. The Company previously had three division through the end of fiscal year June 2002 as follows: Lending on Line (provided real estate loans and equipment leasing), this division ceased operations in June of 2002, Internet Service Provider (provides a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, in addition to Internet web design and hosting); and Direct Marketing which has ceased operations during this quarter. The Company has 3 offices and more than 10 employees.

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

Additional Paid In Capital

No additional paid in capital occurred during the third quarter fiscal year ending June 30, 2003

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

4.  Certain Financial Statement Information

                                                   March 31        June 30
                                                     2003           2002

Accounts receivable:
Accounts receivable                                $  14,315      $  292,747
Less:  allowance for doubtful accounts                (3,329)       (125,881)

Accounts receivable, net                              10,986         166,866

Property and equipment:
Office furniture and equipment                        47,643          47,999
Machinery and computer equipment                   3,111,393       3,136,393
Leasehold improvements                                     0               0
Less:  accumulated depreciation                   (1,963,883)     (1,226,570)
Property and equipment, net                        1,195,153       1,957,822
Intangible assets:
Capitalized software costs, including websites     1,270,156       1,270,156
Subscriber member bases                            1,148,307       1,148,307
Others, including customer lists,
existing technology, trade names                     423,386         423,386
Less:  accumulated amortization                   (2,158,616)     (1,379,650)
Intangible assets, net                               683,233       1,462,199

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

6.  Long-Term Debt

Long-term debt at March 31, 2003 consists of the following:

                                                  Current   Long-term  Total
                                                  Portion

Notes payable  secured by certain Company assets,
requiring monthly payments of  principal and
interest with  various interest rates and due dates.
These accounts are 9 months past due.
                                                  $ 143,520  $776,469  $776,469

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

8.  Stockholders' Equity

Authorized Shares

During February 2003, the board of directors of the Company amended the articles of incorporation to increase the number of authorized shares of stock to 10,000,000,000 of which 9,998,000,000 shares are common stock and 2,000,000 are preferred stock.

Stock Issuance

During the third quarter fiscal year ended June 30, 2003, IBII issued stock for services.

20,000,000 shares of restricted common stock rule were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract.

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

1,029,231 Shares of Series A Restricted Preferred Stock of IBII were issued as collateral for the loan to the Company, (see Part 2 Item 5 Other Information, for more details).

10,000 Shares of Series A Restricted Preferred Stock of IBII were issued as collateral for the a loan to the Company, (see Part 2 Item 5 Other Information, for more details).

During this quarter of March 31, 2003, the board of directors of the Company amended the articles of incorporation to increase the number of authorized shares of Preferred Stock to 2,000,000 shares. These shares are part of the total authorized shares for the Company of 10,000,000,000.

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

9.  Income Taxes

The provision for income taxes for the quarter and year ended respectively December 31, and June 30 consist of the following (there was no provision for income taxes on the financials due to the net loss carried forward from the previous years operations):

                                                  March 31           June 30
                                                    2003               2002

Current income tax expense:
Federal                                          $       0        $          0
State                                                    0                   0
                                                         0                   0
Deferred income tax expense:
Federal                                                  0                   0
State                                                    0                   0
                                                         0                   0
                                                         0                   0

Amounts for deferred income tax assets and liabilities as follows:

Assets                                                   0                   0
Valuation allowance                                      0                   0
                                                         0                   0
Liabilities                                              0                   0

Net tax asset or liability                               0                   0

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

Corporate Headquarters

4634 S. Maryland Pkwy, Suite 107, Las Vegas, Nev. 89119
$2451 per month ending 6-03total $ 7,353

West Coast Headquarters

550 Carson Plaza DriveSuite 127, Carson Ca. 90746
$2250 per month ending 12-03 	total $20,250

2X Inc.
725 Main St. Suite 12, Woodland, Ca. 95695
$1270 per month ending 11-03          total $10,160

550 Carson Plaza Drive Suite 127, Carson. Ca. 90746

4634 S. Maryland Pkwy, Suite 107, Las Vegas, Nev. 89119

Several of these locations house more than one subsidiary.

The commitment for the Company based upon the aforementioned leases for the remaining quarters of this fiscal year is $ 37,763.

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

Information on reportable segments is as follows:

Second Quarter Ended                                  March 31       March 31
                                                        2003           2002

Full-service ISP
Net sales..................                          $  106,632    $2,974,701
Operating income................                       (799,687)      463,316
Mortgage loan originations held for resale
     Net sales  ....................                          0     1,816,391
     Operating income.................                        0        85,209
E Commerce (B-to-b/c)
   Net Sales....................                              0       156,077
   Operating income................                           0       (71,809)
Marketing (B-to-b/c)
    Net sales....................                             0         9,973
    Operating income...............                     (17,615)     (356,186)
Other
     Net income..................                             0       446,534
     Unallocated expense...............                (348,535)     (691,219)
Total
     Net sales..................                        106,632     5,403,676
     Operating income.................               (1,165,837)     (570,689)

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

Corporate Headquarters

4634 S. Maryland Pky, Suite 107, Las Vegas, Nev. 89119

West Coast Headquarters
550 Carson Plaza Drive Suite 127, Carson, Ca. 90746

(1) ISP (consists of a includes a national dial-up ISP: a wireless high speed ISP in Las Vegas, NV, and Woodland, CA; and Internet web design and hosting businesses.)

2X Inc, AKA LA Internet, Inc.
550 Carson Plaza Drive Suite 127, Carson. Ca. 90746 dba BeyonDSL
4634 S Maryland Pkwy, Suite 107, LV, NV 89119
725 Main St. Suite 12, Woodland, Ca. 95695

(2)  Marketing (this division is currently not in operation.)

First 2 Market
4634 S Maryland Pkwy, Suite 107, LV, NV 89119

The Company employs over 10 people and has 3 offices.

Results of Operations - Comparison of Quarter Ended March 31, 2003 to Quarter Ended March 31, 2002.

(a)  Overall

Prior to July 1, 2001 the revenue for the Mortgage Division was booked as follows: the mortgage loan amount funded by the Company was booked as revenue on the date of funding. After that date, the net proceeds received from the sale of the mortgage loan were booked as revenue upon receipt of those funds by the Company. This has a significant impact on the revenue for the Company, but does not impact the net income (loss) for the Company.
This financial statement has revised figures for March 31, 2002, which incorporates the changes of revenue recognition for the Mortgage Division.

Revenues for the three and nine months ended March 31, 2003 of $106,632, for the three months and $778,874 for the nine months which represents a decrease of approximately 1,216% for the three months and 1,441% for the nine months when compared to the same three and nine months period of the prior year ended March 31, 2002 of $880,950 and $5,403,676. There are several reasons for these sharp decreases are as follows:

1. The continued loss of customer base for the ISP because of the current economic and the changes the Company made in the customer service area, which affected revenue.

2.  The closing of the  mortgage banking division, and sale of E-
Commerce division during the fiscal year ended June 30, 2002.

3.  The closing of the direct marketing division during this quarter.

Selling, general and administrative expenses for the same three and nine month period March 31, 2003 and 2002 respectively were $1,272,469 and $3,868,623 respectively, for the three months and $1,546,262 and $5,980,779 for the nine months. These decreases in the SG&A represent a decrease of approximately 28% and 34.4% for the three and nine month periods. The main reason for this decrease is from the sale of the E-Commerce division, the closing of the mortgage banking division, and the staff reduction at the Corporate, ISP, and the marketing division ceasing operations during this quarter.

The resulting loss for the three and nine month periods ended March 31, 2003 of ($1,165,837) and ($3,572,485) is a significant loss when compared to the losses of ($665,312) and (570,689) reported for the comparable periods ended March 31, 2002. The loss is primarily due to the decrease in revenue from the ISP and the lack of revenue from the mortgage banking division. The distribution of the dividend of $482,736 increased the losses that are reported for the nine month period, ended March 31, 2003.

(b)  Comparison by Segment

Management determined that there were four reportable segments for the prior quarter ended September 30, 2001. However for this quarter ended March 31, 2003 there are only two reportable segments for the Company. These are as follows: Full service Internet service provider (ISP); and marketing ("B2B") business-to-business and ("B2C") business-to-consumer. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below.

Information on reportable segments is as follows:

Second Quarter Ended                                   March 31     March 31
                                                         2003         2002
Full-service ISP
Net sales..................                            $  106,632   $2,974,701
Operating income................                         (799,687)    463,316
Mortgage loan originations held for resale
     Net sales  ....................                            0   1,816,391
     Operating income.................                          0      85,209
E Commerce (B-to-b/c)
   Net Sales....................                                0     156,077
   Operating income................                             0     (71,809)
Marketing (B-to-b/c)
    Net sales....................                               0       9,973
    Operating income...............                       (17,615)   (356,186)
Other
     Net income..................                               0      446,534
     Unallocated expense...............                  (348,535)    (691,219)
Total
     Net sales..................                          106,632    5,403,676
     Operating income.................                 (1,165,837)    (570,689)

ISP: The results for the ISP segment (see locations and services listed in Current Operations) for the third quarter ended March 31, 2003 of $106,632 is a sharp decrease of approximately 3,564% when compared to the same period ended March 31, 2002 of $2,974,701. The decrease is due to a loss of customer base and other related factor that have been occurring during the previous fiscal year and continued through the end of the quarter. The loss of ($799,687) for the quarter ended March 31, 2002 is a significant decrease for the same period of the previous fiscal year, which reported profits of $463,316.

Mortgage Loans: Since this division is currently not doing business there will be comparative analysis of the previous results.

E Commerce: Since the sale of this division occurred prior to the end of the previous fiscal year ended June 30, 2002, there will be no comparative analysis of the previous results.

Marketing: The results for the Marketing segment (see location and services listed in Current Operations) for the third quarter ended March 31, 2003 was a non functioning segment and the losses reported of $17,615 were due to the fixed expenses of its current location. Unless a replacement product is obtained for this segment to market it will close by the fiscal year ended June 30, 2003. Since this is a non-functioning segment for the Company a comparative analysis is meaningless.

Other: Revenues were from service charges that were generated from marketing services provided by the Company to clients. Due to economic conditions these services were no longer requested and therefore no revenue was generated from those activities. The losses reported of $348,535 are due to the expenses incurred in maintaining its current offices located in Carson, California.

Liquidity and Capital Resources.

Net cash provided by the operations of the Company for the quarter ended March 31, 2003 of $1,316 is a further erosion of the Companies ability to continue its current operations because of the continued loss of revenue and the need of Capital to expand and maintain its current operations. The reasons for the net cash decrease are stated above in the "Results of Operations" sections (a) and (b).

The Company is also considering additional sources for raising capital for its needs. If the Company does not obtain the capital, it may consider sell off its wireless network located in Las Vegas, Nevada and concentrating on reopening its mortgage loan division. This could allow the Company to further consolidate its operation in California and further reduce its expenses. The mortgage loan division could be fully operational within 3 months.

After the end of the quarter ended December 31, 2002 the Company entered into a loan agreement with Mercatus Partners Limited. During this quarter that agreement was canceled. After the quarter ended 2 new agreements were entered into with Mercatus. See Part II Item 5 Other Information for further details.

Capital Expenditures.

Other than as set forth below, no material capital expenditures were made during the quarter ended on March 31, 2003.

Acquisitions

There were no acquisitions made during the quarter ended March 31, 2003.

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

The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual interests as of December 31, 2001 and March 31, 2002:

                                                  Change In Fair Value As of:
                                               December 31 2001  March 31 2002

Prime Rate                                           4.750%         4.750%
Our Cost of Funds                                    1.500%         1.500%
Total                                                6.250%         6.250%

Bond Market                                          4.900%         5.100%
Consumer Cost of Funds                               1.500%         1.500%
Total                                                6.400%         6.600%
Net Impact Benefit (Loss)                            0.150%        (0.350)%

Consumer Cost of Funds                               1.500%         1.500%
Total                                                6.400%         6.075%
Net Impact Benefit                                   0.150%        (1.425)%
(Loss)

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial officer. Based upon that and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

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

The Company issued 20,000,000 shares of restricted for services during this quarter.

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

Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event of a default under the Loan Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company. In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Company's common stock.

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

As of March 31, 2002 Mercatus has not funded this loan. The Company received back the preferred stock, which was returned to Treasury. The Company signed a new loan agreement that has a funding date of May 31, 2003. Pursuant to this agreement the Company has issued a new
1,029,231 restricted preferred stock certificate series A, as collateral for the loan.

After March 31, 2003 the Company entered into the following loan agreement with Mercatus:

Mercatus Loan. Subject to the terms and conditions set forth herein, the Lender agrees to provide the Borrower a loan in the amount of Seven Hundred Fifty Thousand United States Dollars [US$ 750,000.00] (the "Loan"). Lender will pay the proceeds of the Loan to Borrower [less payments and fees, as set forth in the agreement, not sooner than five [5] business days after Borrower has delivered the Collateral Stock. Lender may, at its option, pay the Loan in more than one installment.

Pursuant to this agreement the Company issued a 10,000 restricted preferred stock certificate series B, as collateral for the loan.

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

                                       Internet Business's International, Inc.



Dated: May 19, 2003                     by: /s/ Albert R. Reda
                                        Albert R. Reda, Chief Executive Officer

                                   CERTIFICATIONS

I, Albert Reda, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Internet Business's International, Inc.;

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

Date: May 19, 2003                      by: /s/ Albert R. Reda
                                        Albert R. Reda,
                                        Chief Executive Officer

                                    CERTIFICATIONS

I, Albert Reda, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Internet Business's International, Inc.;

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

Date: May 19, 2003                     by: /s/ Albert R. Reda
                                       Albert R. Reda,
                                       Chief Financial Officer

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

24      S-8 Stock   registration Filed

25      S-8 Stock   registration Filed