Form 10KSB
period 2003-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2003-10-10
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER:  0-20259

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                     ---------------------------------------
               (Exact name of Company as specified in its charter)


                Nevada                                           33-0845463
                ------                                           ----------
(State or jurisdiction of incorporation                       I.R.S. Employer
        or  organization)                                   Identification  No.)

2250  E.  Tropicana Ave. Suite 19-309, Las Vegas, Nevada            89119
---------------------------------------------------------           -----
     (Address of principal executive offices)                     (Zip Code)

                   Company's telephone number:  (775) 588-2387
                                                --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing
requirements  for  the  past  90  days.  Yes   X   No.
                                              ---

          Indicate  by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K  [   ].  Not  Applicable.

     Issuer's  revenue  for  its  most  recent  fiscal  year:  $778,784.

     The aggregate market value of the voting stock held by non-affiliates of the Company as of September 24, 2003: Common Stock, par value $0.001 per share -- $178,274. As of September 24, 2003, the Company had 178,273,603 shares of common stock issued and outstanding.

     Transitional  Small Business Disclosure Format (check one): Yes [  ] No [X]

TABLE  OF  CONTENTS

PART I                                                                                                      PAGE
ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

ITEM 4.  SUBMISSION TO MATTERS TO VOTE
               OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

PART II
ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .     8

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . . . .    15

PART III
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               COMPANY; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .    15

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
               FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

ITEM 14.  CONTROL AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART  I.

ITEM  1.  BUSINESS.

INTRODUCTION

     Internet Business's International, Inc. ("Company") was a broad based Internet company that provided goods and services over the Internet to businesses and consumers though two operating divisions: (1) ISP (Internet Service Provider); and (2) Direct Marketing. At present the Company is not in operation.

HISTORY  OF  THE  BUSINESS

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

     In January 2003, the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK corporation (Mercatus), pursuant to which Mercatus has agreed to provide the Company with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our preferred stock were issued by the Company in the name of Mercatus to secure the obligations under the loans (the "Stock"). The loans are payable to the Company within 10 days of delivery of the Stock and related loan documents. Loans under the Loan Agreement are evidenced by the promissory Notes payable to Mercatus and are secured by the 10,000 Shares of Series A Preferred Stock. The interest rate on the loans will be set at 5.5%. Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event of a default under the Loan Agreement, however, Mercatus may thereafter sell, assign, hypothecate or otherwise dispose of the Stock. Under such circumstances, Mercatus assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company. In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the Stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Company's common stock. The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Mercatus will provide a voting proxy with respect to the Stock to a person designated by the Company. In the event of a default however, the proxy shall be deemed null and void.

 In connection with the Loan Agreement, in February 2003 the Company delivered 10,000 shares of restricted preferred stock to Mercatus. The Company expects delivery of the funds by February 28, 2003.

The maximum loan amount would be $9,000,000 with approximate net proceeds of $7,900,000.

As of March 31, 2003 Mercatus has not funded this loan. The Company received back the preferred stock, which was returned to Treasury. The Company signed a new loan agreement that has a funding date of May 31, 2003. Pursuant to this agreement the Company has issued a new 1,029,231 restricted preferred stock certificate series A, as collateral for the loan.

After March 31, 2003 the Company entered into a loan agreement with Mercatus wherein the Lender agrees to provide the Borrower a loan in the amount of Seven Hundred Fifty Thousand United States Dollars [US$ 750,000.00] (the "Loan"). Lender will pay the proceeds of the Loan to Borrower [less payments and fees, as set forth in the agreement, not sooner than five [5] business days after Borrower has delivered the Collateral Stock. Lender may, at its option, pay the Loan in more than one installment. Pursuant to this agreement the Company issued a 10,000 restricted preferred stock certificate series B, as collateral for the loan.

CURRENT  OPERATIONS

     The  Company  currently  is  not  in  operation:

 PRIOR  OPERATING  DIVISION

(A)     ISP.

The ISP division, which is currently not in operation, is being reorganized into a web hosting business located in Las Vegas, Nevada. This will be the only function for this division. All operations in California and Nevada ceased during this quarter in April 2003. Currently there are no employees for this operation.

(B)     2X  WIRELESS

The  wireless  Internet  division  ceased  operations  in  April  2003.

CORPORATE

     LAS  VEGAS,  NEVADA

     The Company before the end of 2003 will open a new corporate and web hosting office in Las Vegas, Nevada This will also house the web hosting operations for the Company.

MARKET  AND  COMPETITION

     The main revenue for the Company came from Internet services provide by the Company. The Company competed with many companies that offered the same type of Internet-only services we offered - such as Internet Service Providers and related services.

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

During the past 36 months, there have been a number of business failures that have negatively impacted the tech market. These occurrences have also impacted the availabity of funds for the Company. The Company required capitol during this last quarter to maintain its operations, which were not available, therefore the Company ceased its divisions operations. It is all so noted that competitors of the Company that were are significantly larger or better established than the Company also failed.

Competitors to the Company that have access to financial markets and cutting edge technical resources have remained viable for growth and expansion. These and other competitors are expected to continue making substantial expenditures to promote, expand and improve their on-line properties.

MARKETING  PLANS

     The Company competed with other on-line services, web site operators and advertising networks, as well as traditional off-line media such as television, radio and print to convey to the consumer the services and products that wee offered by the Company. The Company has used Print, Radio, and Television to inform the public and consumer of these products and services. Accordingly, the Company faced increased pricing pressure for the purchase of advertisement space. The Company therefore will have to developed alternative marketing plans that uses direct marketing, cross promotion and bundling of services and products to regain its client base

PROPRIETARY  RIGHTS

     Management cannot guarantee that the Company would be able to license products and services that are proprietary services and products on reasonable terms, which would provide the Company with a marketing advantage.

EMPLOYEES

     As of the date of this filing, the Company has 4 employees. This is a reduction from the same time last year when the company had more then 20 employees. The reduction of the employees was due to the closing down of its operation to reduce cost and in order to maintain its corporate operations. The

Company's future success is substantially dependent on the performance of its senior management and key technical personnel.


RISK  FACTORS

     In addition to the other information in this Report, the following particular risk factors encountered in the operation of the Company under its current business plan were:

(a)     Limited  Operating  History.

The Company began operations as an Internet company in January 1, 1999. Therefore, the Company had a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services.

The Company was not successful in implementing its growth plan or continuing to operate its business as anticipated.

(b)     Revenue  Results  Fluctuated.

     The Company expected to derive the majority of its revenues from a variety of revenue sources, which were difficult to forecast accurately. The Company's revenues of sources were from services and products from its online media properties and its direct marketing operations.

     The results of the of limited operating history and revenue fluctuation resulted in significant losses for the Company and creates the question as to the continuation of the Company as a going concern. The Company has experienced significant losses this fiscal year; As of June 30, 2003 the currently liabilities exceed current assets by $1,301,232. As shown in the financial statements, the Company incurred a net loss of $4,718,298 for the year then ended.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


ITEM  2.  PROPERTIES.

     The Company has over $900,000 in equipment and furniture that is in storage in Las Vegas, Nevada until a new location for deployment can be established.

Internet  Business's  International,  Inc.
-----------------------------------------

2250  E.  Tropicana  Ave.  Suite  19-309          Las  Vegas,  Nevada  89119

*After June 2003 the Company consolidated its operations to its operations in to Las Vegas, Nevada.

ITEM  3.  LEGAL  PROCEEDINGS.

     The Company has two lawsuits that are material to the Company; one has gone to judgment against the company, which has been appealed. The other which is currently in negotiations for a possible settlement and if it is not settled
then  the  case   be  go  to  trail  before  the  end  of  2003.

     Globalist International received a judgment for approximately $350,000. The courts decision and the judgment were appealed and the Company believes that it will prevail in this matter.

     The Company vs Ronald Friedman 1997 Grantor Retained Annuity Trust, for rescission of the purchase of the PMCC stock and return of the $1,006,857. This case is currently in negotiations for a possible settlement and if it is not settled then the case will be go to trail before the end of 2003.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

PART  II.

ITEM  5.  MARKET  FOR  COMPANY'S  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET  INFORMATION

     The common stock of the Company is traded on the Over the Counter Bulletin Board under the symbol "IBII" and the range of closing bid prices shown below is as reported by the this market place. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


 For the Fiscal Year Ended June 30, Per Share Common Stock Bid Prices by Quarter

                          2003               2002
                       High    Low        High    Low
1st Quarter 09-30     0.010   0.002      0.009   0.008
2nd Quarter 12-31     0.004   0.001      0.014   0.008
3rd Quarter 03-31     0.002   0.001      0.007   0.007
4th Quarter 06-30     0.004   0.001      0.013   0.008

HOLDERS  OF  COMMON  EQUITY

     As of June 30, 2003 there were 607 shareholders of record of the Company's Common Stock.

DIVIDENDS

     The Company issued the following dividend during the fiscal year ended June 30, 2003:

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

EQUITY  SECURITIES  SOLD  WITHOUT  REGISTRATION

     The Company made the following sales of unregistered securities during the fiscal year ended June 30, 2003; 40,000,000 shares of restricted 144 common stock were issued as per agreement to repurchase 149,283 shares of PMCC common stock previously sold to an investor in July of 2000. The agreement also provided for the issuance of 560,000 shares of DCM Enterprises.

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

     - neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the
                                                            -------------
Securities  Act  of  1933  in  compliance  with  Rule  502(d).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  SELECTED  FINANCIAL  DATA

     The selected financial data for the years ended June 30, 2003, 2002, 2001, 2000, and 1999, are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. These are restated based upon the change in revenue recognition. See
Note  2  of  the footnotes to the financial statements titled "Change in Revenue

Recognition". The change only impacted the stated "Revenues" and not the "Net income".

STATEMENT  OF  OPERATIONS  DATA:

(in thousands)                                                       Year End June 30
                                                  2003       2002          2001          2000         1999
-------------------------------------------------------------------------------------------------------------
Revenues                                         $  779     $5,895         $7,206        $2,332       $  141
Cost of revenue                                      45         37            307         1,098            2
Net operating income (loss)                      (3,815)    (1,432)           107        (2,665)         (82)
Net other income and expense                     (  903)     1,005            687            44        2,250
Net income (loss)                                (4,718)    (  426)           794        (2,596)       2,168
Per common share  net                              (.05)    (  .01)           nil           nil         0.01
Weighted average                                103,274     29,106        250,907       189,580      164,550
shares outstanding


BALANCE SHEET DATA:

(in thousands)                                                       Year End June 30
                                                  2003       2002          2001          2000         1999
-------------------------------------------------------------------------------------------------------------
Current assets                                        1        375          7,661         4,826          395
Fixed assets                                      2,647      3,419          4,413         3,459            0
Total assets                                      2,648      5,795         12,074         8,932        4,015
Current liabilities                               1,303        631          6,902         3,602           30
Long-term debt                                      976        576          1,168           204            0
Shareholders' equity (deficiency)                   369      4,587          4,004         5,139        3,985

The  Company  paid  a  dividend  in  the  2nd  Quarter  of  Fiscal  2003

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

RESULTS  OF  OPERATIONS

(A)               COMPARISON  OF  YEAR  TO  YEAR

(1)     FISCAL  2003  COMPARED  TO  FISCAL  2002

     The Company's revenues for the twelve-month period ended June 30, 2003 of $ 778,784 decreased approximately 132.1% when compared with revenues $5,895,586 of in the prior year. The decrease in revenue is due to the following reasons; ISP loss of revenue from the dial-up, due to attrition and the Company not actively seeking additional dial-up accounts, hosting and web design account due to a vast number of clients either going out of business and or reducing it's expenditures for internet related activities. Due to these reasons the Company closed these operations to reduce the losses. The mortgage loan division ceased operation is December 2001 and therefore did not generate revenue during this fiscal year. The direct marketing division continues to loss money and the associated cost of corporate operations produced the net loss for the fiscal year, therefore this operation was also closed. The only other source of revenue for the Company was from the sale of a depreciated asset that occurred in the second quarter of this fiscal year.

The resulting loss for the twelve-month period ended June 30, 2003 of ($4,718,298) was a significant increase when compared to the losses of ($426,221) reported for the year ended June 30, 2002. One major contributor to the increased losses that have occurred was due to the closing down of operations and the increase costs associated with those closures.

     (2)     FISCAL  2002  COMPARED  TO  FISCAL  2001

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

     (3)     FISCAL  2001  COMPARED  TO  FISCAL  2000

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

     (4)     FISCAL  2000  COMPARED  TO  FISCAL  1999

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

(B)     COMPARISON  BY  SEGMENT

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management had determined that there were three reportable segments, (all of which have ceased operations in the fourth quarter for fiscal year ended June 2003), based on the customers served by each segment: Full service internet service provider (ISP), mortgage banking business (which ceased operation during the fiscal year ended June 2002), and business-to-consumer ("B2C") provider primarily consisted direct marketing of the Companies services and products. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

     Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

INFORMATION  ON  REPORTABLE  SEGMENTS  IS  AS  FOLLOWS:

                                              FISCAL  YEAR  ENDED
                                            JUNE 30,      JUNE 30,
                                              2002          2001
--------------------------------------------------------------------
FULL-SERVICE ISP
  Net sales                               $   657,096   $ 3,437,011
  Operating income                        $(2,093,562)  $   290,448
MORTGAGE LOAN ORIGINATIONS HELD FOR RESALE
  Net sales                               $         0   $ 1,845,991
  Operating income                        $         0   $    17,358
MARKETING (B-TO-B/C)
  Net sales                               $     1,688   $     9,973
  Operating income                        $   (71,355)  $  (372,019)
OTHER
  Net income                              $   120,000   $   602,611
  Unallocated expense                     $(2,553,381)  $  (362,008)
TOTAL
  Net sales                               $   778,784   $ 5,895,586
  Operating income                        $(4,718,298)  $  (426,221)

     (1) ISP: The results for the ISP segment for the fiscal year ended June 2003 of $657,096 is a sharp decrease of approximately 191.2 % when compared to the same period ended June of $3,437,011. The decrease is due to a loss of customer base and other related factor that have been occurring during this fiscal year and resulted in the closures of the ISP segment. The loss of ($2,093,562) for the same period a significant decrease for the same period of the previous fiscal year, which reported profits of $ 290,448.

     (2) MORTGAGE LOANS: Since this division is currently not doing business there will be comparative analysis of the previous results.

     (3) MARKETING: The results for the Marketing segment for the fiscal year ended June 2003 was a non functioning segment and the losses reported of ($71,355) were due to the fixed expenses of its current location. The previous years losses of ($372,019) were significantly higher because of increased staff, the fixed cost were constant during both periods. This segment was closed by the fiscal year ended June 30, 2003.

     (4) OTHER: During the previous fiscal year ended June 2002 revenues were from service charges that were generated from marketing services provided by the Company to clients. Due to economic conditions these services were no longer requested and therefore no revenue was generated from those activities. The revenue for the fiscal year ended June 2003 was from the sale of a depreciated asset, the $120,000 was the net profit from that sale. The ($902,935) of the losses reported were due to a stock dividend issued and the repurchase PMCC stock sold to an investor in the first quarter of fiscal year ended 2001. The major balance of the losses of the ($3,815,298) were due the closing down of operations and relocation of offices and equipment of $348,535 are due to the expenses incurred in maintaining its current offices located in Carson, California.

INFLATION

     The moderate rate of inflation over the past few years has had an insignificant impact on the Company's sales and results of operations during the period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operation of $1,389 twelve-month period ended June 30, 2003 was a significant reduction in cash when compared to the cash balance of $60,315 for the twelve-month period ended June 30, 2002. The Company is currently seeking alternative sources of capital to so the Company can resume operations which if are not available the Company may cease operations completely.

CAPITAL  EXPENDITURES

     There  were  no  capital  expenditures  during  the  2003  fiscal  year.

NET  OPERATING  LOSS  CARRY  FORWARDS

     For the fiscal year ended June 30, 2003, the Company had net operating loss carry forwards for federal and state purposes of approximately $4,718,298 and $2,406,332 respectively. These carry forwards begin to expire in 2015and 2005 respectively.

FORWARD  LOOKING  STATEMENTS

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

The  following  table  summarizes the sensitivity analysis of change in the fair
value  of  our  cost of funds as compared to the residual interests as of   June
30,  2002  and  June  30,  2001:

                       CHANGE IN FAIR VALUE AS OF:
                          JUNE 30,    JUNE 30,
                            2002       2001
Prime Rate. . . . . . . .  4.750%     6.750%
Our Cost of Funds . . . .  1.500%     1.500%
                           ------  ---------
 Total. . . . . . . . . .  6.250%     8.250%

Bond Market . . . . . . .  4.800%     5.331%
Consumer Cost of Funds. .  1.500%     1.500%
                           ------  ---------
Total . . . . . . . . . .  6.300%     6.831%

Net Impact Benefit (Loss)  0.050%   (1.419)%

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     Financial statements as of and for the fiscal years ended June 30, 2003, 2002, and 2001 (restated) are presented in a separate section of this report following Signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

PART  III.

ITEM   9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY.
Directors  and  Executive  Officers

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

 (A)     ALBERT  R.  REDA,  CHIEF  EXECUTIVE  OFFICER/SECRETARY/DIRECTOR.

     Mr. Reda, age 57, was appointed a Director, Chief Executive Officer, and Secretary of the Company in November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     Section 16(a) of the Securities Exchange Act of 1934 does not apply to the Company since it is a reporting company under Section 15(d) under that Act.

ITEM  10.  EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

     ANNUAL COMPENSATION     LONG-TERM COMPENSATION
 AWARDS      PAYOUTS
     NAME AND           FISCAL          SALARY       BONUS       OTHER        RESTRICTED   SECURITIES     LTIP     ALL OTHER
    PRINCIPAL           YEAR             ($)          ($)        ANNUAL        STOCK       UNDERLYING   PAYOUTS   COMPENSATION
     POSITION                                                 COMPENSATION     AWARD(S)     OPTIONS/      ($)         ($)
                                                             ($) (3) (4) (5)     ($)         SARS
                                                                                              (#)
Louis Cherry,. . .          2003             0           0              0         0             0           0             0
(President/. . . .          2002     $ 120,000           0              0         0             0           0             0
Treasurer (1). . .          2001     $ 240,000           0     $    9,600         0             0           0             0

Albert Reda, . . .          2003       180,000           0              0         0             0           0             0
Chief Executive. .          2002     $ 120,000           0              0         0             0           0             0
Officer/Secretary.          2001     $ 240,000           0     $    9,600         0             0           0             0
(2)

Wade Whitely,. . .          2003             0           0              0         0             0           0             0
Executive Vice . .          2002      $ 72,000           0              0         0             0           0             0
President (1). . .          2001        96,000           0              0         0             0           0             0


(1) In June of 2002 Mr. Whitley resigned as Director of the Corporation, in July of 2002 Mr. Cherry resigned as Officer and Director.

(2) In July of 2002 the company issued a note to Mr. Reda for the wages due to currently and for the fiscal year ended June 2003. A new note was executed for the wages of fiscal years of June 2004. At present the note including the end of Septembers 2003 is for $315,000. This covers January of 2002 through September 2003

(3) On April 4, 2000, the Company issued 10,000,000 shares of restricted common stock of the Company each to Mr. Cherry and Mr. Reda. These shares are intended to compensate these Directors for their services to the Company for the period of November 1998 through October 1999, during which period neither person received any compensation from the Company. Pursuant to Item 402(b)(2)(iii) of Regulation S-K, these shares are valued at the fair market value at the end of each calendar month during that period when such compensation was earned.

(4) On August 15, 2001, the Company issued 7,750,000 shares of restricted common stock of the Company each to Mr. Cherry and Mr. Reda (these issuances are not shown in the chart above since they occurred after the end of the 2001 fiscal year). These shares are issued as part of their employment contracts. These shares were valued at $131,750. Pursuant to
     Item 402(b)(2)(iii) of Regulation SK, these shares were valued at the fair market value at the time they were issued. These shares were canceled when a change in revenue recognition occurred.

(5) Effective July 2000, Mr. Cherry and Mr. Reda receive car allowances of $800.00 per month. The car allowance ceased effective June 30, 2001.

Other  Compensation.

     There are no annuity, pension or retirement benefits to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Company.

No remuneration is to be paid in the future directly or indirectly by the Company to any officer or director since no existing plan that provides for such payment, including a stock option plan.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of September 24, 2003, 178,273,603 shares were issued and outstanding, of which 42,839,607 are restricted by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Company individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

TITLE OF CLASS          NAME AND ADDRESS OF                    AMOUNT OF
                         BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP         PERCENT OF CLASS
--------------------------------------------------------------------------------------------------------
                         National Cash (1)
Common Stock. . . . . .  P.O. Box 6957                              40,000,000                22.5%
                         Stateline, NV 89449
--------------------------------------------------------------------------------------------------------
                         Albert Reda Corp. (2)
Common Stock. . . . . .  3900 Birch St, Suite 103,
                         Newport Bch, Calif. 92660                   1,000,000                  .561%
--------------------------------------------------------------------------------------------------------
                         Albert R. Reda,
Common Stock. . . . . .  3900 Birch St, Suite 103,
                         Newport Bch, Calif. 92660                     156,609                  .009%
--------------------------------------------------------------------------------------------------------

Common Stock. . . . . .  Shares of all directors and executive
                          officers as a group (1 persons)            1,156,609                  .57%

(1) These restricted shares were issued as part of the stock repurchase of PMCC stock. The voting rights remain with the directors.

(2) Albert Reda Corp. is a corporation controlled by Albert Reda, which holds shares issued as compensation for services performed by Mr. Reda for the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

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

     (2) This agreement was changed to the $180,000 per annum effective July 2002 retroactive to January 1, 2002. Based upon a note issued to Mr. Reda to cover the amounts due per this employment agreement, the term of the agreement was also extended till January 2007.

     (3) In addition to this compensation, the Company will periodically review Mr. Reda's performance and services rendered with a view to paying discretionary bonuses based upon above-average or outstanding performance for a prior period. Any such bonuses approved by the Company will be paid to Mr. Reda within 30 days of the grant thereof. The following performance milestones shall justify the particular restricted stock bonuses, to be issued by the company, as set forth below:

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

     (4) In addition to the Salary and bonuses stated above, Mr. Reda will be eligible to participate in a health insurance plan, including dependent coverage, supplied by the Company. Mr. Reda will also be entitled to participate in any and all group life, workers' compensation, health plan or accidental insurance plans which are adopted by the Company for the benefit of executive officers or employees. Mr. Reda will also be entitled to such sick leave and paid holidays and to such other perquisites of employment, as customarily are extended by the Company to executive officers or employees. In addition, Reda will also be entitled to vacation benefits.


ITEM  13.  EXHIBITS,  REPORTS  ON  FORM  8-K, AND INDEX TO FINANCIAL STATEMENTS.

EXHIBITS.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

REPORTS  ON  FORM  8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

INDEX  TO  FINANCIAL  STATEMENTS

                                                                      Page
--------------------------------------------------------------------------
Report of Independent Accountant. . . . . . . . . . . . . . . . . . .  F-1

  Consolidated Balance Sheets as of
  June 30, 2003 and June 30, 2002 . . . . . . . . . . . . . . . . . .  F-2

  Consolidated Statements of Operations for the years ended
  June 30, 2003, June 30, 2002, and June 30, 2001 . . . . . . . . . .  F-3

Consolidated Statement of Stockholders' Equity for the years ended June 30, 2003, June 30, 2002, and June 30, 2001 F-4

  Consolidated Statements of Cash Flows for the years ended
June 30, 2003, June 30, 2002, and June 30, 2001 . . . . . . . . . . .  F-5

  Notes to Consolidated Financial Statements. . . . . . . . . . . . .  F-6


ITEM  14.  CONTROLS  AND  PROCEDURES.

(a)  Evaluation  of  disclosure  controls  and  procedures.

The Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

INTERNET  BUSINESS'S  INTERNATIONAL,  INC.

/s/  Albert  R.  Reda
---------------------
Albert  R.  Reda
Chief  Executive  Officer,  Secretary
Dated:  October 8,  2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/  Albert  R.  Reda
Albert  R.  Reda
Chief  Executive  Officer,  Secretary,  and  Director
October 8,  2003

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Stockholders ofInternet Business's International, Inc.
We have audited the accompanying consolidated balance sheets of Internet Business's International, Inc. and Subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Business's International, Inc. and Subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include and adjustments that might result from the outcome of this uncertainty.



By:  /s/ Henry Schiffer
-----------------------
Beverly  Hills,  California
Date:  October 8, 2003

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002


                                                                              JUNE  30,     JUNE  30,
                                                                                2003          2002
                                                                            ------------  ------------

                                               ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $     1,389   $    60,315
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .            0       166,866
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0        57,468
Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . .            0        90,820
                                                                            ------------  ------------

Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,389       375,469

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .      940,930     1,957,822

Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .      554,692     1,462,199

Investment in unconsolidated companies . . . . . . . . . . . . . . . . . .    1,151,332     2,000,000

  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,648,343   $ 5,795,490
                                                                            ============  ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   403,821   $   496,790
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      783,370        56,624
Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . .      115,430        23,960
Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0        54,096
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            0             0
                                                                            ------------  ------------

Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    1,302,621       631,470

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      976,469       576,469
                                                                            ------------  ------------

      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,279,090   $ 1,207,939

Stockholders' equity (deficit):
Preferred stock, par value$.001(03) and $100.00 (02) per share;
  10,000,000 (03) and 1,000,000 (02) shares; 0 authorized
  and 0 issued and. outstanding at June 30, 2003 and 2002, respectively. .            0             0
Common stock, par value $0.01 per share; 349,000,000 shares authorized;
  38,273,603 issued as of June 30 2002 Common stock par value $.001 per share; 2,000,000,000 authorized and 178,273,603 shares issued
  and outstanding as of June 30, 2003. . . . . . . . . . . . . . . . . . .      178,274       382,736
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    6,918,576     6,214,114
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,727,597)   (2,009,299)
                                                                            ------------  ------------

Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .      369,253     4,587,551
                                                                            ------------  ------------

        Total liabilities and stockholders' equity . . . . . . . . . . . .  $ 2,648,343   $ 5,795,490
                                                                            ============  ============

    The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001



                                             JUNE  30,      JUNE  30,     JUNE  30,
                                               2003           2002          2001
                                           -------------  ------------  ------------
Revenues. . . . . . . . . . . . . . . . .  $    778,784   $ 5,895,586   $  7,206,667

Costs and expenses:
Cost of revenues. . . . . . . . . . . . .        45,000        37,648        165,325
Selling, general and administration . . .     2,629,324     5,240,070      6,063,590
Depreciation and amortization . . . . . .     1,919,823     2,050,059        870,844
                                           -------------  ------------  ------------
    Total costs and expenses. . . . . . .     4,594,147     7,327,777      7,099,759
                                           -------------  ------------  ------------
Loss from operations. . . . . . . . . . .    (3,815,363)   (1,432,191)       106,908

Other income (expense). . . . . . . . . .      (902,935)    1,005,970        686,609
                                           -------------  ------------  ------------

Income (loss) before income taxes . . . .    (4,718,298)

Income taxes (benefit). . . . . . . . . .             0             0              0
                                           -------------  ------------  ------------


Net income (loss) . . . . . . . . . . . .  $ (4,718,298)  $  (426,221)  $    793,517
                                           =============  ============  ============

Net loss (income) per common share. . . .          (.05)         (.01)  nil

Weighted average number of common shares
  outstanding . . . . . . . . . . . . . .   103,273,603    29,106,936    250,907,333

The  accompanying  notes  are  an  integral  part  of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                 JUNE  30,     JUNE  30,     JUNE  30,
                                                   2003          2002          2001
                                               ------------  ------------  ------------
Preferred stock:
  Balance, beginning of year. . . . . . . . .  $         0   $         0   $         0
  Preferred stock issued. . . . . . . . . . .            0             0             0
                                               ------------  ------------  ------------

Balance, end of year. . . . . . . . . . . . .            0             0             0
                                               ------------  ------------  ------------

Common stock:
Balance, beginning of year. . . . . . . . . .      382,736     2,672,360     2,211,151
Common stock issued . . . . . . . . . . . . .      400,000       155,000       461,209
Stock reverse 1 for 10. . . . . . . . . . . .            0    (2,544,624)            0
Par value change from $.01 to $.001 . . . . .     (704,462)            0             0
Common stock issued post (PV change/ reverse)      100,000       100,000             0
                                               ------------  ------------  ------------

Balance, end of year. . . . . . . . . . . . .      178,274       382,736     2,672,360
                                               ------------  ------------  ------------
Additional paid-in capital:
Balance, beginning of year. . . . . . . . . .    6,214,114     3,669,490     3,669,490
Stock reverse . . . . . . . . . . . . . . . .            0     2,544,624             0
Par value change. . . . . . . . . . . . . . .      704,462             0             0

Balance, end of year. . . . . . . . . . . . .    6,918,576     6,214,114     3,669,490
                                               ------------  ------------  ------------

Retained earnings (deficit):
Balance, beginning of year. . . . . . . . . .   (2,009,299)   (2,337,662)   (3,131,178)
Disposing of subsidiaries, net. . . . . . . .            0       754,584             0
Net (loss) income for the year. . . . . . . .   (4,718,298)     (426,221)      793,516
                                               ------------  ------------  ------------
Balance, end of year. . . . . . . . . . . . .   (6,727,597)   (2,009,299)   (2,337,662)
                                               ------------  ------------  ------------
Total stockholders' equity. . . . . . . . . .  $   369,253   $ 4,587,551   $ 4,004,188
                                               ============  ============  ============


The  accompanying  notes  are  an  integral  part  of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                                      JUNE  30,     JUNE  30,     JUNE  30,
                                                        2003          2002          2001
                                                    ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income. . . . . . . . . . . . . . . .  $(4,718,298)  $  (426,221)  $   793,516
  Adjustment to reconcile net (loss) income to net
    cash used by operating activities:
  Depreciation and amortization. . . . . . . . . .    1,919,823       732,706       870,844
  Reserve for loss on accounts and notes
    receivable . . . . . . . . . . . . . . . . . .            0             0       119,372
  Reserve for loss on mortgage loans receivable. .            0             0       100,000
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . .            0      (166,866)     (200,968)
    Inventories. . . . . . . . . . . . . . . . . .            0       (57,468)     (166,307)
    Mortgage loans receivable net. . . . . . . . .            0             0      (699,064)
    Prepaid expenses and other . . . . . . . . . .            0        90,820       106,092
        Accounts payable . . . . . . . . . . . . .      403,821       496,790       559,292
        Accrued liabilities. . . . . . . . . . . .      783,370        56,624        40,963
    Deferred revenues. . . . . . . . . . . . . . .            0        54,096        56,966
    Other current liabilities. . . . . . . . . . .            0       (23,960)      (14,048)
                                                    ------------  ------------  ------------

Net cash used in operating activities. . . . . . .   (1,611,284)      756,521     1,566,658
                                                    ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . .            0       (88,041)   (1,713,601)
    Businesses sale or purchase transactions,
    net of cash paid . . . . . . . . . . . . . . .            0       997,774       (26,250)
    Purchases of stock/intangible assets . . . . .     (194,068)            0       (85,506)
                                                    ------------  ------------  ------------

Net cash used in investing activities. . . . . . .     (194,068)      909,733    (1,825,357)
                                                    ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of credit lines. . . . . . . . . .      (92,969)            0      (125,116)
  Repayment of short-term borrowings . . . . . . .            0             0             0
  Net issuance of long-term debt . . . . . . . . .      400,000             0       964,792
  Net increase (decrease) of notes payable . . . .      726,746      (591,984)     (709,869)
  Collection of notes receivable . . . . . . . . .            0             0       654,009
  Preferred stock. . . . . . . . . . . . . . . . .            0             0    (2,390,000)
  Common stock/ issuance-reverse net . . . . . . .      712,649    (1,271,974)      461,209
                                                    ------------  ------------  ------------

Net cash provided by financing activities. . . . .    1,746,426    (1,863,958)   (1,144,975)
                                                    ------------  ------------  ------------

Net increase (decrease) in cash. . . . . . . . . .      (58,926)     (197,704)   (1,403,674)

Cash, beginning of year. . . . . . . . . . . . . .       60,315       258,019     1,661,693
                                                    ------------  ------------  ------------

Cash, end of year. . . . . . . . . . . . . . . . .  $     1,389   $    60,315   $   258,019

    The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                                                  JUNE  30,   JUNE  30,  JUNE  30,
                                                                    2003        2002       2001
                                                                ------------  ---------  ---------
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .            0           0   $142,406

Acquisition of Stock 2003/Businesses 2001:
  Fair value of:
    Stock 149,283 shares/Assets acquired . . . . . . . . . . .  $   194,068           0   $ 31,250
    Price Paid per Share/Liabilities assumed . . . . . . . . .     (560,000)          0          0
    Stock issued . . . . . . . . . . . . . . . . . . . . . . .      (54,267)          0     (5,000)
                                                                ------------             ---------
Net cash paid for acquisitions . . . . . . . . . . . . . . . .     (420,199)          0   $ 26,250
                                                                                          =========

Other Income/Expense
Disposition of Business
Sale of Depreciated Assets 2003/Atlas Capital Corporation 2002
      Book balance/purchase price. . . . . . . . . . . . . . .  $         0  $   30,000
  Sales price/Purchase of Atlas equipment. . . . . . . . . . .      120,000     (25,000)
                                                                ------------  ---------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .  $   120,000  $    5,000

Sale of Assets of Global To Ace Optics
  Purchase of Equipment. . . . . . . . . . . . . . . . . . . .               $  246,000
  Due Affiliates from Payment. . . . . . . . . . . . . . . . .               $ (246,000)
                                                                              ---------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .                        0

Sale of Ace Optics.
  Ace Optics purchase price. . . . . . . . . . . . . . . . . .               $2,000,000
  Due from Affiliates Credit . . . . . . . . . . . . . . . . .               $ (583,507)
                                                                              ---------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .               $1,416,493

Other offset
  Guarantee Capital Closing. . . . . . . . . . . . . . . . . .               $ (418,719)
  Other income net . . . . . . . . . . . . . . . . . . . . . .                    3,196
                                                                              ---------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $1,005,970

Retained Earnings Adjustments
  Atlas Capital Corporation. . . . . . . . . . . . . . . . . .               $  662,635
  Global Buying Group. . . . . . . . . . . . . . . . . . . . .                   51,796
  Ace Optics . . . . . . . . . . . . . . . . . . . . . . . . .                   40,153
                                                                              ---------
Net adjustment . . . . . . . . . . . . . . . . . . . . . . . .               $  754,584

Other Expense
    Stock Dividend issued. . . . . . . . . . . . . . . . . . .  $  (482,736)


    The accompanying notes are an integral part of these financial statements

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE  1.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION  OF  BUSINESS  AND  CHANGE  IN  CONTROL

Prior  to  December  31,  1997,  Internet  Business's  International,  Inc. (the
"Company") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 31, 1998, after new management was in place, a decision was made to change the Company's principal line of business from a manufacturing business to a high technology company. In connection with the change in business, the Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company, after January 1, 1999 began plans to offer Internet based e-commerce services. In April of 1999, the Company announce it's first e-commerce site and was engaged in the development, operation and marketing of a number of commercial The Company had two reporting divisions made up of subsidiaries which were; wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and direct Marketing until the end of June 2003 at which time all operations ceased. The Company had three division to fiscal year end of June 2002 which were as follows: Lending on Line (which includes real estate loans and equipment leasing), this division ceased operations in June of 2002, Internet Service Provider (which includes a national Internet access dial-up service, wireless high speed Internet access in Las Vegas, Nevada and Woodland, California, and Internet web design and hosting), and Direct Marketing. The Company has one office in the US and less then 5 employees. At present the Company is not in business.

BASIS  OF  PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

The Company's consolidated financials included Global GPP subsidiary that the Company owned 80% of, during the time it operated. From March of 2000 to March of 2001, at which time Global GPP ceased operations. The financial information were included in the E Commerce section, of the Companies financials, until the
                      ----------
sale of Ace Optics in the fourth quarter of this fiscal year ended June 30, 2002, and that information is now included in the Other Income along with the Companies Other activities.

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

INTANGIBLE  ASSETS

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, IBII undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of June 30, 2003. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issues exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

ADDITIONAL  PAID  IN  CAPITAL

In April of 2003 the par value for the Company stock was changed from $.01 per shares to $.001 per share at that time there were, 78,273,603 shares issued with a par value of $.01 which equals $782,736, the par value change to $.001 valued those shares at $78,274 the net difference of $704,462 is included in paid in capital.

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

For lending on line, revenue principally represents closed-loan fees paid by Lenders that closed a loan for a consumer that originated through websites. Closed-loan fees are recognized at the time the lender reports the closed loan to us. This subsidiary was closed down in June 2002. Additional revenue is derived from on line leasing, and is recognized as the services are performed.

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

NOTE  2.  BUSINESS  COMBINATIONS

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

NOTE  3.  CERTAIN  FINANCIAL  STATEMENT  INFORMATION

                                                            JUNE  30,     JUNE  30,
                                                              2003          2002
                                                          ------------  ------------
ACCOUNTS RECEIVABLE:
  Accounts receivable                                     $         0   $   292,747
  Less:  allowance for doubtful accounts . . . . . . . .            0      (125,881)
                                                          ------------  ------------
  Accounts receivable, net                                $         0   $   166,866
                                                          ============  ============

MORTGAGE LOANS HELD FOR SALE:
  Mortgage loans held for sale                            $         0   $         0
  Less:  allowance for loan losses . . . . . . . . . . .            0             0
                                                          ------------  ------------
  Mortgage loans held for sale, net. . . . . . . . . . .  $         0   $         0
                                                          ============  ============

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                          $    47,999   $    47,999
  Machinery and computer equipment . . . . . . . . . . .    3,136,393     3,136,393
  Leasehold improvements . . . . . . . . . . . . . . . .            0             0
  Less:  accumulated depreciation. . . . . . . . . . . .   (2,243,462)   (1,226,570)
                                                          ------------  ------------
  Property and equipment, net                             $   940,930   $ 1,957,822
                                                          ============  ============

INTANGIBLE ASSETS:
  Capitalized software costs, including websites          $ 1,270,156   $ 1,270,156
  Subscriber member bases. . . . . . . . . . . . . . . .    1,148,307     1,148,307
  Others, including customer lists, existing technology,
    trade names                                               423,386       423,386
  Less:  accumulated amortization. . . . . . . . . . . .   (2,287,157)   (1,379,650)
                                                          ------------  ------------
  Intangible assets, net                                  $   554,692   $ 1,462,199
                                                          ============  ============

NOTE  4.  REVOLVING  LINES  OF  CREDIT

In January of 2002 the Company had a credit facility with PCFS for $3,000,000 under specified conditions to fund residential mortgages to customers. The residential loans serve as collateral, and funds are advanced up to 98% of the unpaid principal amount of the qualified mortgage loan granted to the customer. The credit facility bears interest at the Prime Rate plus 1.0% for loans outstanding for 60 days or less. The interest rate increases to Prime Rate plus 4.0% for loans outstanding between 60 and 120 days, and increases to Prime Rate plus 6.0% for amounts outstanding over 120 days. By May of 2002 this line was not used and the agreement terminated.

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

                                                   Number  of  Loans
Quarter         Prime Rate   Impac**   Imperial*   Held over 30 Days
June 30, 2001.        6,75%     7.75%       7.75%         0

Sept. 30 2001.        6.00%     7.00%       N/A           0

Dec. 31, 2001.        4.75%     5.75%       N/A           0

March 31, 2002        4.75%      N/A        N/A           0

June 30, 2002.        4.75%      N/A        N/A           0

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

NOTE  5.  LONG-TERM  DEBT

Long-term  debt  at  June  30,  2003  consists  of  the  following:

                                                                   CURRENT PORTION   LONG-TERM     TOTAL
                                                                   ---------------   ---------     -----
Certain  of  the  notes  payable  are  secured  by  certain
Company  assets  requiring  monthly  payments  of  interest
and  principal  with  various  interest  rates and due dates.     $      115,430     $ 976,469  $1,091,899
                                                                  ===============    =========  ==========

During the fiscal year ended June 30, 2002 certain real estate loans defaulted. The Companies subsidiary is making payment to the lender that purchased the defaulted loans. These payments are made at the note rate for each loan. The Company has filed claims with the Companies E&O Insurance carriers and until the claims are either denied or paid the company lists these debts as long-term debt. These notes total $844,933. Effective September 1, 2001 the Company sold the subsidiary Atlas Capital and these liabilities are included in the sale.

NOTE  6.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. The Company has experienced significant losses. As of June 30, 2003 the currently liabilities exceed current assets by $1,301,232. As shown in the financial statements, the Company incurred a net loss of $4,718,298 for the year then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE  7.     EXTRAORDINARY  ITEM

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

NOTE  8.     STOCKHOLDERS'  EQUITY

AUTHORIZED  SHARES

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 2,000,000,000 shares of which 1,990,000,000 are common shares and 10,000,000 are preferred.

During November 2000, the board of directors of the Company amended the articles of incorporation to increase the number of authorized shares of common stock to 349,000,000 shares.

STOCK  ISSUANCE

During the fourth quarter fiscal year ended June 30, 2003 the following stock was issued.

40,000,000 shares of restricted common stock were issued as per agreement to repurchase 149,283 shares of PMCC common stock previously sold to an investor in July of 2000. The agreement also provided for the issuance of 560,000 shares of DCM Enterprises.

60,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

In April of 2003 the par value for the Company stock was changed from $.01 per shares to $.001 per share at that time there were, 78,273,603 shares issued with a par value of $.01 which equals $782,736, the par value change to $.001 valued those shares at $78,274 the net difference of $704,462 is included in paid in capital.

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

Stock  Issuance  for  acquisitions  see  Note  3.  Business  Combination.

PREFERRED  STOCK

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 2,000,000,000 shares of which 1,990,000,000 are common and 10,000,000 shares are preferred.

September 24, 2003; The following Preferred Stock was issued to Mercatus and placed in escrow with stop on the Stock at the transferred agent if the Mercatus loan funds the shares will be considered issued and outstanding and will be included into the financial information. At this date the Company has decided to request the return of share from the escrow, cancel the shares and return them to the treasury at the end of October if the Mercatus does not fund by then.

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

As of March 31, 2003 Mercatus has not funded this loan. The Company received back the preferred stock, which was returned to Treasury. The Company signed a new loan agreement that has a funding date of May 31, 2003. Pursuant to this agreement the Company has issued a new 1,029,231 restricted preferred stock certificate series A, as collateral for the loan.

After  March 31, 2003 the Company entered into the following loan agreement with
Mercatus:

Mercatus Loan.  Subject to the terms and conditions set forth herein, the Lender
--------------
agrees to provide the Borrower a loan in the amount of Seven Hundred Fifty Thousand United States Dollars [US$ 750,000.00] (the "Loan"). Lender will pay the proceeds of the Loan to Borrower [less payments and fees, as set forth in the agreement, not sooner than five [5] business days after Borrower has delivered the Collateral Stock. Lender may, at its option, pay the Loan in more than one installment.

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

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date                Balance     Payment   Interest Paid  Form of payment
--------------     ----------  ---------- -------------  ---------------
June 15, 1999.              -    $240,000            -   Credit
June 15, 1999.              -    $525,000            -   Credit - LA Internet
--------------     ----------  ---------- -------------  ---------------
Total. . . . .              -    $765,000            -

Date                Balance     Payment   Interest Paid  Form of payment
--------------     ----------  ---------- -------------  ---------------

June 30, 1999.     $1,735,000           -            -          -
Sept. 30, 1999     $1,464,754  $  270,246     $ 39,037          Cash
Dec. 31, 2000.     $1,194,508  $  270,246     $ 32,957          Cash
March 31, 2000     $  924,262  $  270,246     $ 26,876          Cash
June 30, 2000.     $  654,009  $  270,253     $ 20,796          Cash
--------------     ----------  ---------- -------------  ---------------
Total. . . . .     $  654,009  $1,080,991     $119,666

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI,

Date                Balance     Payment   Interest Paid  Form of payment
--------------     ----------  ---------- -------------  ---------------
June 30, 2000.     $  654,009         -              -          -
Sept. 30, 2000     $  490,509  $  163,500     $ 14,715          Cash
Dec. 31, 2000.     $  327,009  $  163,500     $ 11,036          Cash
March 31, 2001     $  163,509  $  163,500     $  7,357          Cash
June 30, 2001.     $        0  $  163,509     $  3,679          Cash
--------------     ----------  ---------- -------------  ---------------
Total. . . . .     $        0  $  654,009     $ 36,787

NOTE  9.  INCOME  TAXES

The provision for income taxes for the years ended June 30, 2003 and 2002 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):

                              JUNE 30,   JUNE 30,
                                2003       2002
                              ---------  ---------
Current income tax expense:
  Federal. . . . . . . . . .  $       0  $       0
  State. . . . . . . . . . .          0          0
                              ---------  ---------
                                      0          0
                              ---------  ---------
Deferred income tax expense:
  Federal. . . . . . . . . .  $       0  $       0
  State. . . . . . . . . . .          0          0
                              ---------  ---------
                                      0          0
                              ---------  ---------

                              $       0  $       0
                              =========  =========

Amounts  for  deferred  income  tax  assets  and  liabilities  as  follows:


Assets . . . . . . . . . . .  $       0  $       0
Valuation  allowance . . . .          0          0
                              ---------  ---------
                                      0          0
Liabilities. . . . . . . . .          0          0
                              ---------  ---------

Net tax asset or liability .  $       0  $       0
                              =========  =========

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

10.  COMMITMENTS

The Company rents its current office in Las Vegas, Nevada, and the Company has vacated its prior offices.

2250  E.  Tropicana  Ave.  Suite  19-309,  Las  Vegas,  Nevada
89119

The Company has equipment at several co-location facilities that will be relocated once the facilities are paid current.

NOTE  11.  SEGMENT  INFORMATION

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

Information  on  reportable  segments  is  as  follows:

                                                 FISCAL  YEAR  ENDED
                                               JUNE  30,     JUNE  30,
                                                 2002           2001
                                             -------------  ------------
FULL-SERVICE ISP
Net sales . . . . . . . . . . . . . . . . .  $    657,096   $ 3,437,011
Operating income. . . . . . . . . . . . . .  $ (2,093,562)  $   290,448

MORTGAGE LOAN ORIGINATIONS HELD FOR RESALE
     Net sales. . . . . . . . . . . . . . .  $          0   $1 ,845,991
     Operating income . . . . . . . . . . .  $          0   $    17,358

MARKETING (B-TO-B/C)
    Net sales . . . . . . . . . . . . . . .  $      1,688   $     9,973
    Operating income. . . . . . . . . . . .  $    (71,355)  $  (372,019)

OTHER
     Net income . . . . . . . . . . . . . .  $    120,000   $   602,611
     Unallocated expense. . . . . . . . . .  $ (2,553,381)  $  (362,008)

TOTAL
     Net sales. . . . . . . . . . . . . . .  $    778,784   $ 5,895,586
     Operating income . . . . . . . . . . .  $( 4,718,298)  $  (426,221)

NOTE  12.  OTHER  EVENTS

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

NOTE  13.  OTHER  AGREEMENTS

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

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

2.1 Agreement and Plan of Merger between the Company and Internet Business's International, Inc., a Delaware corporation, dated July 1, 1999 (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 22, 1999)

2.2 Agreement and Plan of Merger and Share Exchange among the Company, Return Assured Incorporated, and IBUI Acquisition Corporation, dated June 4, 2001 (see below).

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

10.17 Stock Purchase Agreement between the Company, Auction-Sales.Com, Inc., and Zahid Rafiq, dated October 19, 2000 (incorporated by reference to
          Exhibit  10.15  of  the  Form  10-Q  filed  on  February  15,  2001).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 0-Q filed on February 15, 2001).

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)