Form 10QSB
period 2003-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2003-11-14
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-20259


                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                                 33-0845463
-----------------------------                                -------------------
  (State or jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)

2250  East  Tropicana,  Suite  19-309,  Las  Vegas,  Nevada          89119
-----------------------------------------------------------       -----------
(Address  of  principal  executive  offices)                      (Zip  Code)


                 Registrant's telephone number:  (775) 588-2387
                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing  requirements  for  the  past  90  days.  Yes  --  No    X.
                                                               ----

     As of September 30, 2003, the Registrant had 312,273,603 shares of common stock issued and outstanding.


TABLE  OF  CONTENTS

PART I - FINANCIAL INFORMATION                            PAGE

ITEM 1.  FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANT . . . . . . . . . . . . . . . . . . . . . . .     3

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003 . . . . . . .     4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED SEPTMEBER 30, 2003 AND  SEPTEMBER  30, 2002     5

CONSOLIDATED STATEMENTS OF CASH FLOWS  FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 .     6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . .     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . .    23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . . .    25

ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . .    26

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . .    26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . .    27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . .    27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . .    27

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . .    27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . .    27

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . .    30

CERTIFICATION. . . . . . . . . . . . . . . . . . . . . .    31

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
Internet  Business's  International,  Inc.
Las  Vegas,  Nevada

We have reviewed the accompanying balance sheet of Internet Business's International, Inc. as of September 30, 2003 and the related statements of operations for the three month period ended September 30, 2003 and 2002, and the cash flows for the three months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our previous report, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/  Henry  Schiffer
Henry  Schiffer
Dated:  November  13,  2003

PART  I.
ITEM  1.  FINANCAL  STATEMENTS.

     INTERNET  BUSINESS'S  INTERNATIONAL,  INC.
                                        CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)

SEPTEMBER 30,                                                                      JUNE 30,
                                                                                     2003          2003
                                                                                 ------------  ------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       195   $     1,389
Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
                                                                                 ------------  ------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0         1,389

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .      687,707       940,930
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      284,311       554,692
Investment in unconsolidated company. . . . . . . . . . . . . . . . . . . . . .    1,024,068     1,151,332
                                                                                 ------------  ------------
      Total Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,996,086     2,646,954

      Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,996,281   $ 2,648,343
                                                                                 ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   403,821   $   403,821
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      783,370       783,370
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . .      214,594       115,332
                                                                                 ------------  ------------

Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,401,785     1,302,621

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,076,469       976,469
                                                                                 ------------  ------------
      Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,478,254     2,279,090

Stockholders' equity:
Preferred stock, par value $100.00 per share; 1,000,000 shares authorized; 0. .            0             0
  and 0 issued and outstanding at Sept30, 2003 and June 30, 2003, respectively.
Common stock, par value $0.001 per share; 2,000,000,000 shares authorized;
  As of  September 30,2003 and June 30, 2003 shares issued and
  outstanding were 312,273,603 and 178,273,603 respectively . . . . . . . . . .      312,274       178,274

Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    6,918,576     6,918,576
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (8,712,823)   (6,727,597)
                                                                                 ------------  ------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,481,973)      369,253
                                                                                 ------------  ------------

        Total liabilities and stockholders' equity. . . . . . . . . . . . . . .  $ 1,996,281   $ 2,648,343
                                                                                 ============  ============

    The accompanying notes are an integral part of these financial statements

     INTERNET  BUSINESS'S  INTERNATIONAL,  INC.
     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
     (UNAUDITED)


                                              THREE  MONTHS  ENDED
                                              --------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,
                                             2003             2002
                                        ---------------  ---------------
Revenues . . . . . . . . . . . . . . .  $            0   $      288,337
                                        ---------------  ---------------
Cost and expenses:
  Cost of revenues . . . . . . . . . .               0                0
  Selling, general and administration.         275,578          754,287
  Depreciation and amortization. . . .         378,817          428,491
                                        ---------------  ---------------

    Total costs and expenses . . . . .         654,395        1,182,778
                                        ---------------  ---------------

(Loss) income from operations. . . . .        (654,395)        (894,441)

Other income (expense):
  Other income or (expense). . . . . .         118,405                0
  Interest income. . . . . . . . . . .               0                0
  Other expenses . . . . . . . . . . .      (1,449,236)               0
                                        ---------------  ---------------

    Total other income, net. . . . . .      (1,330,831)               0


Net (loss) income. . . . . . . . . . .  $   (1,985,226)  $     (894,441)
                                        ===============  ===============

Net loss (income) per common . . . . .         ($.0009)             Nil

Weighted average number of common
shares outstanding . . . . . . . . . .     224,940,603       36,606,935

    The accompanying notes are an integral part of these financial statements


INTERNET  BUSINESS'S  INTERNATIONAL,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
                                                  Three  Months  Ended

                                                       September 30,    September 30,
                                                           2003             2002
                                                      ---------------  ---------------
Cash Flows From Operating Activities:
  Net (loss) income. . . . . . . . . . . . . . . . .  $   (1,985,226)  $     (894,441)
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization. . . . . . . . . .         378,817          428,491
    Reserve for loss on notes receivable . . . . . .               0                0
    Reserve for loss on mortgage loans receivable. .               0                0
    Gain on sale of equity investment. . . . . . . .               0                0

Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . .               0          (20,830)
  Inventories. . . . . . . . . . . . . . . . . . . .               0          (40,347)
  Mortgage loans receivable net. . . . . . . . . . .               0                0
  Prepaid expenses and other . . . . . . . . . . . .               0                0
  Accounts payable . . . . . . . . . . . . . . . . .         403,821          535,311
  Accrued liabilities. . . . . . . . . . . . . . . .         783,370          151,821
  Deferred revenues. . . . . . . . . . . . . . . . .               0          (38,859)
  Other current liabilities. . . . . . . . . . . . .               0                0
                                                      ---------------  ---------------

Net cash (used in) provided by operating activities.        (419,218)         121,146
                                                      ---------------  ---------------

Cash Flows From Investing Activities:
  Purchases of property and equipment. . . . . . . .               0                0
  Investment in intangible assets. . . . . . . . . .               0                0
  Proceeds net from sale of equipment. . . . . . . .         118,405         (138,664)
  Investments notes or stocks. . . . . . . . . . . .               0                0
                                                      ---------------  ---------------

Net cash used in investing activities. . . . . . . .         118,405         (138,664)
                                                      ---------------  ---------------

Cash Flows From Financing Activities:
  Net repayments/borrowed from line of credits . . .               0                0
  Net repayment/borrowed of long-term debt . . . . .         165,619                0
  Issuance  of  common  stock. . . . . . . . . . . .         134,000           10,000
                                                      ---------------  ---------------

Net cash (used  in) provided by financing activities         362,355           10,000
                                                      ---------------  ---------------

Net  decrease in cash. . . . . . . . . . . . . . . .          (1,194)          (7,518)

Cash,  beginning  of  period . . . . . . . . . . . .           1,389           60,315
                                                      ---------------  ---------------

Cash,  end of period . . . . . . . . . . . . . . . .  $          195   $      $52,797
                                                      ===============  ===============

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

By the end of the fiscal year ended June 30, 2003 the company ceased operations.

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

The Company's consolidated financials included Global GPP subsidiary that the Company owned 80% of, during the time it operated. From March of 2000 to March of 2001, at which time Global GPP ceased operations. The financial information were included in the E Commerce section, of the Companies financials, until the
                      ----------
sale of Ace Optics in the fourth quarter of this fiscal year ended June 30, 2002, and that information was then included in the "Other Income" along with the Companies Other activities.

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

INTANGIBLE  ASSETS

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, IBII undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of September 30, 2003. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issues exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

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

NOTE  3.  CERTAIN  FINANCIAL  STATEMENT  INFORMATION

                                                           SEPTEMBER 30,     JUNE 30,
                                                               2003            2003
                                                          ---------------  -------------
ACCOUNTS RECEIVABLE:
  Accounts receivable                                     $            0   $          0
  Less:  allowance for doubtful accounts . . . . . . . .               0              0
                                                          ---------------  -------------
  Accounts receivable, net                                $            0   $          0
                                                          ===============  =============

INVESTMENT IN UNCONSOLIDATED COMPANIES :
  Stock of PMCC/GNVN                                      $      194,068   $    194,068
  Stock of CRT/DCM . . . . . . . . . . . . . . . . . . .         957,264      1,517,264
  Stock Distribution DCM . . . . . . . . . . . . . . . .        (207,264)      (560,000)
  Stock Purchase DCM . . . . . . . . . . . . . . . . . .          80,000              0
                                                          ---------------  -------------
     Total Long Term Investments . . . . . . . . . . . .  $    1,024,068   $    957,264
                                                          ===============  =============

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                          $       47,999   $     47,999
  Machinery and computer equipment . . . . . . . . . . .       3,136,393      3,136,393
  Leasehold improvements . . . . . . . . . . . . . . . .               0              0
  Less:  accumulated depreciation. . . . . . . . . . . .      (2,496,685)    (2,243,462)
                                                          ---------------  -------------
  Property and equipment, net                             $      687,707   $    940,930
                                                          ===============  =============

INTANGIBLE ASSETS:
  Capitalized software costs, including websites          $    1,270,156   $  1,270,156
  Subscriber member bases. . . . . . . . . . . . . . . .       1,148,307      1,148,307
  Others, including customer lists, existing technology,
    trade names                                                  423,386        423,386
  Less:  accumulated amortization. . . . . . . . . . . .      (2,557,538)    (2,287,157)
                                                          ---------------  -------------
  Intangible assets, net                                  $      284,311   $    554,692
                                                          ===============  =============

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


Quarter         Prime Rate   Impac**   Imperial*    Number of Loans
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

NOTE  5.  LONG-TERM  DEBT

Long-term  debt  at  September  30,  2003  consists  of  the  following:

Certain Company assets requiring monthly payments of interest secure certain of the notes payable and principal with various interest rates and due dates.


                                     CURRENT PORTION     LONG-TERM      TOTAL
                                     ----------------  -------------  ----------
                                     Previous  115,430       976,469   1,091,899
                                     Interest   99,262                    99,262
                                     Territory             1,060,000   1,060,000
                                     Other                    40,000      40,000
-----------------------------------  ----------------  -------------
                                     Total  $ 214,594  $   2,076,469  $2,291,063
                                     ================  =============  ==========

The Current Portion represents the unpaid amount due which the company was unable to pay.
The increase in the long term debt represent the debt due $1,060,000 contracted by the company for the Territory Marketing Agreement

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

NOTE  6.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. The Company has experienced significant losses. As of September 30, 2003 the currently liabilities exceed current assets by $1,401,590. As shown in the financial statements, the Company incurred a net loss of $1,985,226 for the first quarter of fiscal year ended June 30, 2004.

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

STOCK  ISSUANCE

During the first quarter fiscal year ended June 30, 2004 the following stock was issued.

54,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

40,0000 shares of restricted common stock were issued as per agreement to repurchase of 40,000 shares of DCM.

40,0000 shares of restricted common stock were issued as per agreement to repurchase of 40,000 shares of DCM.

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

After September 30, 2003 the shares issued to Mercauts were request to be returned and if the shares are not returned by the end of November the shares will be canceled.

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

During Fiscal June 30, 2000 the Company received the following payments on the note executed by IHHI,

Date             Balance     Payment    Interest Paid     Form of payment
--------------  ----------  ----------  --------------  --------------------

June 15, 1999.              $  240,000               -  Credit
June 15, 1999.              $  525,000               -  Credit - LA Internet
--------------  ----------  ----------  --------------  --------------------

Total. . . . .           -  $  765,000               -                     -

Date             Balance     Payment    Interest Paid     Form of payment
--------------  ----------  ----------  --------------  --------------------

June 30, 1999.  $1,735,000                                                 -
Sept. 30, 1999  $1,464,754  $  270,246  $       39,037  Cash
Dec. 31, 2000.  $1,194,508  $  270,246  $       32,957  Cash
March 31, 2000  $  924,262  $  270,246  $       26,876  Cash
June 30, 2000.  $  654,009  $  270,253  $       20,796  Cash
--------------  ----------  ----------  --------------  --------------------

Total. . . . .  $  654,009  $1,080,991  $      119,666
--------------  ----------  ----------  --------------  --------------------

During Fiscal June 30, 2001 the Company received the following payments on the note executed by IHHI,

Date             Balance     Payment    Interest Paid     Form of payment
--------------  ----------  ----------  --------------  --------------------

June 30, 2000   $  654,009
Sept. 30, 2000  $  490,509  $  163,500  $       14,715  Cash
Dec. 31, 2000   $  327,009  $  163,500  $       11,036  Cash
March 31, 2001  $  163,509  $  163,500  $        7,357  Cash
June 30, 2001   $        0  $  163,509  $        3,679  Cash
--------------  ----------  ----------  --------------  --------------------

Total           $        0  $  654,009  $       36,787
--------------  ----------  ----------  --------------  --------------------

NOTE  9.  INCOME  TAXES

The provision for income taxes for the years ended June 30, 2004 and 2003 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous years operations):

                                                                    JUNE 30,   JUNE 30,
                                                                      2004       2003
                                                                    ---------  ---------
Current income tax expense:
  Federal. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0  $       0
  State. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0          0
                                                                    ---------  ---------
                                                                            0          0
                                                                    ---------  ---------
Deferred income tax expense:
  Federal. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0  $       0
  State. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0          0
                                                                    ---------  ---------
                                                                            0          0
                                                                    ---------  ---------

                                                                    $       0  $       0
                                                                    =========  =========

Amounts for deferred income tax assets and liabilities as follows:

Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0  $       0
Valuation allowance. . . . . . . . . . . . . . . . . . . . . . . .          0          0
                                                                    ---------  ---------
                                                                            0          0
Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          0          0
                                                                    ---------  ---------

Net tax asset or liability . . . . . . . . . . . . . . . . . . . .  $       0  $       0
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

Full service Internet service provider serves customers requiring Internet access in the western United States through dial-up, and high-speed wireless; web hosting and web design (which ceased operations as of June 30, 2003). Mortgage banking business includes online mortgage loan origination, processing, servicing and resales, (which ceased operations in June 2002). Business-to-consumer provider primarily consists of cellular phone service origination fees and sales (which ceased operation as of June 30, 2003).

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in he reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

Information  on  reportable  segments  is  as  follows:

                       SEPTEMBER 30,    SEPTEMBER 30,
                           2003             2002
                      ---------------  ---------------
FULL-SERVICE ISP
NET SALES. . . . . .  $            0   $      287,493
OPERATING INCOME . .  $     (275,723)  $     (476,861)

MARKETING (B-TO-B/C)
NET SALES. . . . . .  $            0   $          844
OPERATING INCOME . .  $            0   $      (19,334)

OTHER
NET INCOME . . . . .  $      118,405   $            0
UNALLOCATED EXPENSE.  $   (1,709,503)  $     (398,246)

TOTAL
NET SALES. . . . . .  $      118,405   $      288,377
OPERATING INCOME . .  $   (1,985,226)  $     (894,441)

At the end of fiscal year ended June 30, 2003 management decided to close down the Marketing segment of the Company. The debts of the subsidiary were incorporated into the parent Company and the debt owed to the parent Company of $1,259,236 was written off this quarter.

     NOTE  12.  OTHER  EVENTS

A.  MARKETING  AGREEMENT

In September 2003 the Company through its wholly owned subsidiary Global Debit Cash Card, Inc, a Nevada Corporation (GDCC) agreed to purchase from DCM the following territories of COLORADO AND UTAH for marketing the CARDS as per this Agreement. This will allow GDCC to be the TMR in those territories specified and to license resellers of the CARDS. The Licensed Activated Resellers (LAR) will be licensed through GDCC the TMR.

B.  STOCK  REPURCHASE

In September 2003 the Company agreed to reacquire the 149,283 shares previously sold to the investor. The agreement provides for the issuance of 560,000 shares of DCM Enterprises ("DCME") common stock in addition to 40,000,000 shares of restricted common stock the Company. The agreement also allows the Company to purchase from the investor 200,000 shares of the 560,0000 shares of DCME based upon the following terms per quarter; 40,000 shares of DCME for 40,000,000 shares of restricted common stock of the Company. This agreement to purchase the 200,000 shares of DCME is only in effect until such time that DCME becomes trading.

C.  AGREEMENT  BETWEEN  THE  COMPANY  AND  DCM  ENTERPRISE,

In August 2003 the Company agreed to provide the Buyer of Ace Optics an alternative company from or return the stock of the Buyer since Ace Optics ceased operations immediately after the acquisitions of it by Buyer. In lieu of an alternative Company the Buyer and Seller agree that the balance of the DCME stock received by the Seller will be returned to the Buyer. Subsequently the Company acquired and then sold to DCME Alpha Tooling.

D.  DIVIDEND

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

E.  RTRN

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

F.  PMCC

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

G.  IBC

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

H.  AUCTION-SALES.COM,  INC.

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

CURRENT  OPERATIONS

The Company currently has less the 5 employees and one office, the Company is currently not in operations.

The Company rents its current office in Las Vegas, Nevada, and the Company has vacated its prior offices.

2250  E.  Tropicana  Ave.  Suite  19-309,  Las  Vegas,  Nevada
89119
The Company has equipment at several co-location facilities that will be relocated once the facilities are paid current.

RESULTS OF OPERATIONS - COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2003 TO QUARTER ENDED SEPTEMBER 30, 2002.

(A)     OVERALL

Revenues for the three months ended September 30, 2003 of $118,405 was from the sale of depreciated equipment and customer lists the only reason this is classified as revenue is because the assets were fully depreciated at the time of the sale. Due to the source of revenue the Company has no expectation that similar sales will occur and during the remainder of this fiscal year. During the three months ended September 30, 2002 the Company had sales of $288,377.

Operating, sales, general and administrative expenses for the same periods were $654,395 and $1,182,778 respectively, which is a decrease of approximately 55.3%. The main reason for this decrease is due to the closing down of the operations there by reducing the expenses.

The resulting loss for the three-month period ended September 30, 2003 of ($1,985,226) is a significant increase when compared to the losses of ($894,4441) reported for the comparable quarter ended September 30, 2002. The increase in the loss is primarily due to the closing down of the Marketing division and the Company writing off the amount due from that segment.

(B)     COMPARISON  BY  SEGMENT

Management determined that there were four reportable segments for the prior quarter ended September 30, 2001. However for this quarter ended September 30, 2003 there are only two reportable segments for the Company. These are as follows: Internet service provider (ISP); and Corporate (Other).

Information  on  reportable  segments  is  as  follows:

FIRST  QUARTER  ENDED

                       SEPTEMBER 30,    SEPTEMBER 30,
                           2003             2002
                      ---------------  ---------------
FULL-SERVICE ISP
NET SALES. . . . . .  $            0   $      287,493
OPERATING INCOME . .  $     (275,723)  $     (476,861)

MARKETING (B-TO-B/C)
NET SALES. . . . . .  $            0   $          844
OPERATING INCOME . .  $            0   $      (19,334)

OTHER
NET INCOME . . . . .  $      118,405   $            0
UNALLOCATED EXPENSE.  $   (1,709,503)  $     (398,246)

TOTAL
NET SALES. . . . . .  $      118,405   $      288,377
OPERATING INCOME . .  $   (1,985,226)  $     (894,441)

     ISP: The results for the ISP segment for the first quarter ended September 30, 2003 shows no revenue for this quarter since this segment has ceased operations during the previous fiscal year. Until such time the ISP restarts operations and reacquires the equipment that it has at the co-locations there will be no comparison of this segments operations per quarter.

     MARKETING:     Marketing ceased operations during fiscal year ended June 30
2003 and since there were no plans to restart the operations there will be no segment comparison of quarters.

OTHER: Revenues that represent the sale of fully depreciated equipment and customer lists. Since there are no expectation that furthers sales will occur and that the revenues from previous operation are dissimilar there will be no comparison of the quarters. Beside depreciation and amortization for the Quarter, with the closing of the Marketing division represented the largest expense for this quarter.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Net cash provided by the operations of the Company decreased by ($1,194) for the three months ended September 30, 2003 to $195 by the end of the quarter. Since the Company is not in operations the only liquidity for the Company would come from the sale of its assets.

CAPITAL  EXPENDITURES.

Other than as set forth below, no material capital expenditures were made during the quarter ended on September 30, 2003.

ACQUISITIONS

There  were  no  acquisitions  made during the quarter ended September 30, 2003.

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

The following table summarizes the sensitivity analysis of change in the fair value of our cost of funds as compared to the residual interests as of December 31, 2001 and March 31, 2002:

                               CHANGE IN FAIR VALUE AS OF:
                           DECEMBER, 31, 2001  MARCH 31, 2002
Prime Rate. . . . . . . .  4.750%             4.750%
Our Cost of Funds . . . .  1.500%             1.500%
 Total. . . . . . . . . .  6.250%             6.250%

Bond Market . . . . . . .  4.900%             5.100%
Consumer Cost of Funds. .  1.500%             1.500%
Total . . . . . . . . . .  6.400%             6.600%

Net Impact Benefit (Loss)  0.150%           (0.350)%
Consumer Cost of Funds. .  1.500%             1.500%
Total . . . . . . . . . .  6.400%             6.075%

Net Impact Benefit (Loss)  0.150%           (1.425)%

ITEM  4.  CONTROLS  AND  PROCEDURES

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

     The Company vs. Ronald Friedman 1997 Grantor Retained Annuity Trust, for rescission of the purchase of the PMCC stock and return of the $1,006,857. This case is currently in negotiations for a possible settlement and if it is not settled then the case will be go to trail before the end of 2003.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

The Company issued 54,000,000 shares of S-8 stock for services during this quarter.

The Company issued 80,000,000 shares of restricted stock as per stock repurchase agreement during this quarter.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K.

Several reports on Form 8-K were filed during the quarter of the fiscal year covered by this Form 10-QSB.

EXHIBITS.

Exhibits  included  or  incorporated  by  reference  herein are set forth in the
Exhibit  Index.

                                            EXHIBIT INDEX

Number  Description
------  --------------------------------------------------------------------------------------------

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

  10.3    Acquisition Agreement (Net 2 Loan) between the Company and Lifestyle Mortgage
          Partners dated September 15, 1999 (incorporated by reference to Exhibit 10.4 to the Form
          10-Q filed on February 22, 2000).

  10.4    Purchase Agreement (license) between the Company and Stockholders of California Land
          & Home Sale, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on February 22, 2000).

  10.5    Acquisition Agreement (Optical Brigade) between the Company and Wade Whitley dated
          November 1, 1999 (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on
          February 22, 2000).

  10.6    Employment Agreement between the Company and Al Reda dated January 1, 2000 (see below).

                                            EXHIBIT INDEX

Number  Description
------  --------------------------------------------------------------------------------------------
  10.7    Employment Agreement between the Company and Louis Cherry dated January 1, 2000
          (see below).

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

 10.12    Stock Purchase Agreement between the Company and Atlas Capital Corporation dated
          April 1, 2000 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed on
          September 27, 2000).

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

 10.16    Stock Purchase Agreement between the Company, Sonic Auction.com, Inc., and Brian
          Pruett, dated October 5, 2000 (incorporated by reference to Exhibit 10.14 of the Form 10-
          Q filed on February 15, 2001).

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

INTERNET  BUSINESS'S  INTERNATIONAL,  INC.

/s/  Albert  R.  Reda
---------------------
Albert  R.  Reda
Chief  Executive  Officer,  Secretary
Dated:  November  12,  2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/  Albert  R.  Reda
Albert  R.  Reda
Chief  Executive  Officer,  Secretary,  and  Director
November  12,  2003