Form 10QSB
period 2003-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2004-02-23
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-20259


                     INTERNET BUSINESS'S INTERNATIONAL, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                                  33-0845463
------------------------------                              --------------------
(State or jurisdiction  of                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)


           2250 East Tropicana, Suite 19-309, Las Vegas, Nevada      89119
     ---------------------------------------------------------------------
           (Address  of  principal  executive  offices)        (Zip  Code)


                 Registrant's telephone number:  (775) 588-2387
                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes -[-X] No [ ].

     As of December 31, 2003, the Registrant had 682,273,603 shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes [   ]   No [  ]


TABLE  OF  CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .     3

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC
 ACCOUNTANT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND JUNE 30, 2003. . . . . . . . . . . . . . . .     4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
 MONTHS AND SIX ENDED DEC. 31, 2003 AND  DEC. 31, 2002 . . . . . . . . .     5

CONSOLIDATED STATEMENTS OF CASH FLOWS  FOR THE
SIX MONTHS ENDED DEC. 31, 2003 AND DEC. 31, 2002 . . . . . . . . . . . .     6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . .     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .    23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . .    26

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .    26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . .    27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .    27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . .    27

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .    27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .    27

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

CERTIFICATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

PART  I.
ITEM  1.  FINANCAL  STATEMENTS.

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


We have reviewed the accompanying balance sheet of Internet Business's International, Inc. as of December 31, 2003 and the related statements of operations for the six month period ended December 31, 2003 and 2002, and the cash flows for the six months ended December 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our previous report, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

February 23, 2004
/s/  Henry  Schiffer
Henry  Schiffer

                                   INTERNET BUSINESS'S INTERNATIONAL, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)


                                                                                  DECEMBER 31,     JUNE 30,
                                                                                      2003          2003
                                                                                  ------------  ------------

                                     ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       195   $     1,389
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
                                                                                  ------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          195         1,389

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      405,200       940,930
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       99,444       554,692
Investment in unconsolidated company . . . . . . . . . . . . . . . . . . . . . .    1,224,068     1,151,332
                                                                                  ------------  ------------
      Total Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,728,712     2,646,954

      Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,728,907   $ 2,648,343
                                                                                  ============  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   296,154   $   403,821
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      783,370       783,370
Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .      214,594       115,430
                                                                                  ------------  ------------

Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,294,118     1,302,621

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,291,136       976,469
                                                                                  ------------  ------------
      Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,585,254     2,279,090

Stockholders' equity:
Preferred stock, par value $100.00 per share; 1,000,000 shares authorized; 0 . .            0             0
  and 0 issued and outstanding at Dec. 31, 2003 and June 30, 2003, respectively.
Common stock, par value $0.001 per share; 2,000,000,000 shares authorized;
  As of  December 31,2003 and June 30, 2003 shares issued and
  outstanding were 682,273,603 and 178,273,603 respectively. . . . . . . . . . .      682,274       178,274
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,918,576     6,918,576
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (9,457,197)   (6,727,597)
                                                                                  ------------  ------------

Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,856,347)      369,253
                                                                                  ------------  ------------

        Total liabilities and stockholders' equity . . . . . . . . . . . . . . .  $ 1,728,907   $ 2,648,343
                                                                                  ============  ============

    The accompanying notes are an integral part of these financial statements

                                INTERNET BUSINESS'S INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                              THREE  MONTHS  ENDED            SIX  MONTHS  ENDED
                                        ------------------------------  -------------    -------------
                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                             2003            2002            2003            2002
                                        --------------  --------------  --------------  --------------
Revenues . . . . . . . . . . . . . . .  $           0   $     383,905   $           0   $     672,242
                                        --------------  --------------  --------------  --------------
Cost and expenses:
  Cost of revenues . . . . . . . . . .              0          22,500               0          22,500
  Selling, general and administration.         77,000         661,157         352,578       1,415,442
  Depreciation and amortization. . . .        467,374         729,719         846,191       1,158,212
                                        --------------  --------------  --------------  --------------

    Total costs and expenses . . . . .        544,374       1,413,376       1,198,769       2,596,154
                                        --------------  --------------  --------------  --------------

(Loss) income from operations. . . . .       (544,374)     (1,029,471)     (1,198,769)     (1,923,912)
Other income (expense):
  Other income or (expense). . . . . .       (200,000)              0         (81,595)              0
  Interest income. . . . . . . . . . .              0               0               0               0
  Other expenses . . . . . . . . . . .              0        (482,736)     (1,449,236)       (482,736)
                                        --------------  --------------  --------------  --------------

    Total other income, net. . . . . .       (200,000)       (482,207)     (1,530,831)       (482,736)

Net (loss) income. . . . . . . . . . .  $    (744,374)  $  (1,512,207)  $  (2,729,600)  $  (2,406,648)
                                        ==============  ==============  ==============  ==============

Net loss (income) per common . . . . .            Nil         ($.0311)         ($.006)        ($.0495)

Weighted average number of common
shares outstanding . . . . . . . . . .    497,273,603      48,561,335     497,273,603      48,561,335


    The accompanying notes are an integral part of these financial statements

                    INTERNET BUSINESS'S INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Six  Months  Ended
                                                      December 31,    December 31,
                                                          2003            2002
                                                     --------------  --------------
Cash Flows From Operating Activities:
  Net (loss) income . . . . . . . . . . . . . . . .  $    (744,374)  $  (1,512,207)
  Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization . . . . . . . . . .        467,374         729,719
Gain on sale of equity investment . . . . . . . . .              0               0

Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . . .              0         (15,385)
  Inventories . . . . . . . . . . . . . . . . . . .              0         (36,358)
  Prepaid expenses and other. . . . . . . . . . . .              0               0
  Accounts payable. . . . . . . . . . . . . . . . .              0         342,604
  Accrued liabilities . . . . . . . . . . . . . . .              0         534,390
  Deferred revenues . . . . . . . . . . . . . . . .              0          11,960
  Other current liabilities . . . . . . . . . . . .              0               0
                                                     --------------  --------------
Net cash (used in) provided by operating activities       (277,000)         54,723
                                                     --------------  --------------

Cash Flows From Investing Activities:
  Purchases of property and equipment . . . . . . .         42,050               0
  Investment in intangible assets . . . . . . . . .              0               0
  Proceeds net from sale of equipment . . . . . . .              0         (64,407)
  Investments notes or stocks . . . . . . . . . . .       (200,000)              0
                                                     --------------  --------------
Net cash used in investing activities . . . . . . .       (157,950)        (64,407)
                                                     --------------  --------------

Cash Flows From Financing Activities:
  Net repayments/borrowed from line of credits. . .              0               0
  Net repayment/borrowed of long-term debt. . . . .        234,950               0
  Issuance of common stock. . . . . . . . . . . . .        200,000          10,000
                                                     --------------  --------------
Net cash (used in) provided by financing activities        434,950          10,000
                                                     --------------  --------------
Net decrease in cash. . . . . . . . . . . . . . . .              0             316
Cash, beginning of period . . . . . . . . . . . . .            195          52,797
                                                     --------------  --------------
Cash, end of period . . . . . . . . . . . . . . . .  $         195   $      53,113
                                                     ==============  ==============


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

In December 2003 the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc for 60,000,000 shares of Global Debit Cash Card, Inc. a subsidiary of the Company which included reduction of the note owed by the Company to $515,000 and that debit transferred as an asset to Global Debit Cash Card, Inc.

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock. As per the agreement with DCM Enterprises, Inc the Company transferred Alpha Tooling, Inc to DCM Enterprises, Inc for credit towards the debit it has with DCM Enterprises, Inc. After October 1st 2003 the transaction was changed by agreement to an Asset assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306.

In June 2002 the Company announced the sale of Ace Optics to CRT Corporation for $2,000,000 worth of CRT restricted stock (2,000,000 shares).

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

In April 2000, IBII acquired the all the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference of $260,000 was recorded as intangible assets related to acquisition of trade names, websites, and workforce-in-place and is being amortized over 5 years. By end of August 2001 the company sold Atlas Capital Corporation with its assets and liabilities.

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

In February 2000, the Company acquired the assets and assumed certain liabilities of Direct Communications, Inc., a wireless communications company. In addition to assuming certain liabilities, the Company paid cash of $80,000 and issued 30,000 shares of restricted company stock at valued at $300. Intangible assets purchased totaled $265,000, consisting of customer's lists, website and workforce-in-place and is being amortized over 5 years. These assets and liabilities were transferred to the newly formed and wholly owned subsidiary of the Company, Allstates Communications Inc.

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

NOTE  3.  CERTAIN  FINANCIAL  STATEMENT  INFORMATION

                                                           DECEMBER 31,     JUNE 30,
                                                               2003           2003
                                                          --------------  -------------
ACCOUNTS RECEIVABLE:
  Accounts receivable                                     $           0   $          0
  Less:  allowance for doubtful accounts . . . . . . . .              0              0
                                                          --------------  -------------
  Accounts receivable, net                                $           0   $          0
                                                          ==============  =============

INVESTMENT IN UNCONSOLIDATED COMPANIES:
  Stock of PMCC/GNVN                                      $     194,068   $    194,068
  Stock of CRT/DCM . . . . . . . . . . . . . . . . . . .        830,000      1,517,264
  Stock Distribution DCM . . . . . . . . . . . . . . . .              0       (560,000)
  Stock Purchase DCM . . . . . . . . . . . . . . . . . .        200,000              0
                                                          --------------  -------------
     Total Long Term Investments . . . . . . . . . . . .  $   1,224,068   $    957,264
                                                          ==============  =============

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                          $      24,737   $     47,999
  Machinery and computer equipment . . . . . . . . . . .      3,014,223      3,136,393
  Leasehold improvements . . . . . . . . . . . . . . . .              0              0
  Less:  accumulated depreciation. . . . . . . . . . . .     (2,633,760)    (2,243,462)
                                                          --------------  -------------
  Property and equipment, net                             $     405,200   $    940,930
                                                          ==============  =============

INTANGIBLE ASSETS:
  Capitalized software costs, including websites          $   1,270,156   $  1,270,156
  Subscriber member bases. . . . . . . . . . . . . . . .      1,148,307      1,148,307
  Others, including customer lists, existing technology,
    trade names                                                 423,386        423,386
  Less:  accumulated amortization. . . . . . . . . . . .     (2,742,405)    (2,287,157)
                                                          --------------  -------------
  Intangible assets, net                                  $      99,444   $    554,692
                                                          ==============  =============

NOTE  4.  REVOLVING  LINES  OF  CREDIT

In January 2002 the Company had a credit facility with PCFS for $3,000,000 under specified conditions to fund residential mortgages to customers. The residential loans serve as collateral, and funds are advanced up to 98% of the unpaid principal amount of the qualified mortgage loan granted to the customer. The credit facility bears interest at the Prime Rate plus 1.0% for loans outstanding for 60 days or less. The interest rate increases to Prime Rate plus 4.0% for loans outstanding between 60 and 120 days, and increases to Prime Rate plus 6.0% for amounts outstanding over 120 days. By May of 2002 this line was not used and the agreement terminated.

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

NOTE  5.  LONG-TERM  DEBT

Long-term  debt  as  of  December  30,  2003  consists  of  the  following:
Certain Company assets requiring monthly payments of interest secure certain of the notes payable and principal with various interest rates and due dates.

                  CURRENT PORTION DUE     PAID     UNPAID   LONG-TERM     TOTAL
                  --------------------  --------  --------  ----------  ----------
        Previous               115,430         0   115,430     895,389   1,010,819
        Interest                99,164         0    99,164           0      99,164
        DCME . .                     0   130,754         0     448,361     317,607
        Global .                     0         0         0     515,000     515,000
        Alpha. .                     0     2,760         0     351,306     348,546
                  --------------------  --------  --------  ----------  ----------
        Total. .  $            214,594  $133,514  $214,594  $2,210,056  $2,291,136
                  ====================  ========  ========  ==========  ==========

The Current Portion represents the unpaid amount due which the company was unable to pay.

The increase in the long term debt represent the debt due acquisitions made by the Company.

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

NOTE  6.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses. As of December 31, 2003 the currently liabilities exceed current assets by $1,293,923. As shown in the financial statements, the Company incurred a net loss of $744,374 for the second quarter of fiscal year ended June 30, 2004.

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

STOCK  ISSUANCE
For the quarterly period ended December 31, 2003, the following stock was issued:

170,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

200,000,000 shares of restricted common stock were issued as per agreement to repurchase of 200,000 shares of DCM.

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

Stock  Issuance  for  acquisitions  see  Note  3.  Business  Combination.

PREFERRED  STOCK

On September 24, 2003, the following Preferred Stock was issued to Mercatus and placed in escrow with stop on the Stock at the transfer agent if the Mercatus loan funds the shares will be considered issued and outstanding and will be included in the financial information. As of the date of this filing, the Company has decided to request the return of the shares from the escrow, cancel the shares and return them to the treasury.


NOTE  9.  INCOME  TAXES

The provision for income taxes for the years ended June 30, 2004 and 2003 consist of the following (there were no provision for income taxes on the financials due to the net loss carry forward from the previous year's operations):

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

2250  E.  Tropicana  Ave.  Suite  19-309,  Las  Vegas,  Nevada          89119

NOTE  11.  SEGMENT  INFORMATION

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Full service internet service provider (ISP), mortgage banking business (which ceased operation in June 2002), and business-to-consumer ("B2C") provider (which ceased operations during fiscal year ended June 2003). Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

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

Information  on  reportable  segments  is  as  follows:

The Company has equipment at several co-location facilities that will be relocated once the facilities are paid current.

                          SECOND  QUARTER  ENDED
                       DECEMBER 31,    DECEMBER 31,
                           2003            2002
                      --------------  --------------
FULL-SERVICE ISP
NET SALES             $           0   $     550,554
OPERATING INCOME      $    (551,446)  $    (844,653)

MARKETING (B-TO-B/C)
NET SALES             $           0   $       1,688
OPERATING INCOME      $           0   $     (36,105)

OTHER
NET INCOME            $     118,405   $     120,000
UNALLOCATED EXPENSE   $  (2,178,154)  $  (1,525,890)

TOTAL
NET SALES             $           0   $     672,242
OPERATING INCOME      $  (2,729,600)  $  (2,406,648)


At the end of fiscal year ended June 30, 2003 management decided to close down the Marketing segment of the Company. The debts of the subsidiary were incorporated into the parent Company and the debt owed to the parent Company of $1,259,236 was written off this quarter.

NOTE  12.  OTHER  EVENTS

A.  COMPANY  ACQUISITION

In December 2003 the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc for 60,000,000 shares of Global Debit Cash Card, Inc. a subsidiary of the Company which included reduction of the note owed by the Company to $515,000 and that debit transferred as an asset to Global Debit Cash Card, Inc.

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock. As per the agreement with DCM Enterprises, Inc the Company transferred Alpha Tooling, Inc to DCM Enterprises, Inc for credit towards the debit it has with DCM Enterprises, Inc. After October 1st 2003 the transaction was changed by agreement to an Asset assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306.

B.  MARKETING  AGREEMENT

 In December 2003 Global Debit Cash Card, Inc a subsidiary of the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc for 60,000,000 shares of Global Debit Cash Card, Inc. which included reduction of the note owed by the Company to $515,000 and that debit transferred as an asset to Global Debit Cash Card, IncGlobl Debit Cash Card, Inc. is traded over the counter (OTC) on the Pink Sheets LLC quotation service under the symbol "GLCD". This changed the September 2003 agreement that is listed below

In September 2003 the Company through its wholly owned subsidiary Global Debit Cash Card, Inc, a Nevada Corporation (GLCD) agreed to purchase from DCM the following territories of COLORADO AND UTAH for marketing the CARDS as per this Agreement. This will allow GLCD to be the TMR in those territories specified and to license resellers of the CARDS. The Licensed Activated Resellers (LAR) will be licensed through GLCD the TMR.

C.  STOCK  REPURCHASE

In December 2003 the Company reacquired 200,000 shares of DCME for 200,000,000 restricted shares of IBII.
The stock repurchase agreement was modified allow an additional 200,000 of DCME to be repurchased by IBII.

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

D.  AGREEMENT  BETWEEN  THE  COMPANY  AND  DCM  ENTERPRISE,

In October 2003 after August 2003 acquisition of Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock. As per the agreement with DCM Enterprises, Inc the Company initially transferred Alpha Tooling, Inc to DCM Enterprises, Inc, for credit of the debit it has with DCM Enterprises, Inc. After October 1st 2003 the transaction was changed by agreement to an Asset assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc from $760,000 to $448,361.

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

E.  DIVIDEND

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

F.  RTRN

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

G.  PMCC

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

H.  IBC

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

I.  AUCTION-SALES.COM,  INC.

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

RESULTS OF OPERATIONS - COMPARISON OF QUARTER ENDED DECEMBER 31, 2003 TO QUARTER ENDED DECEMBER 31, 2002.

(A)     OVERALL

There was no revenue for the three months and six months ended December 31, 2003, during prior three months and six months ended December 31, 2002 the Company still had operating subsidiaries with revenue of $383,905 and $672,242 respectively.

Operating, sales, general and administrative expenses were reduced for the same periods December 2003 of $77,000 and $352,578 as compared to December 2002 of $661,157 and $1,415,442 respectively. The main reason for this decrease is due to the closing down of the operations there by reducing the expenses.

The resulting loss for the three months and six months periods ended December 31, 2003 of ($744,374) and ($2,729,600) when compared to the losses of ($1,512,207) and ($2,406,648) reported for the three months and six months periods ended December 31, 2002 were comparable to each other by end of the sixth month. The losses of 2003 were primarily due to the closing down of the Company writing off the amounts due from each segment.

(B)     COMPARISON  BY  SEGMENT

Management determined that there were three reportable segments for the prior quarter ended December 31, 2002. However for this quarter ended December 31, 2003 there are only two reportable segments for the Company. These are as follows: Internet service provider (ISP); and Corporate (Other).

Information  on  reportable  segments  is  as  follows:

                          SECOND  QUARTER  ENDED
                       DECEMBER 31,    DECEMBER 31,
                           2003            2002
                      --------------  --------------
FULL-SERVICE ISP
NET SALES. . . . . .  $           0   $     550,554
OPERATING INCOME . .  $    (551,446)  $    (844,653)

MARKETING (B-TO-B/C)
NET SALES. . . . . .  $           0   $       1,688
OPERATING INCOME . .  $           0   $     (36,105)

OTHER
NET INCOME . . . . .  $     118,405   $     120,000
UNALLOCATED EXPENSE.  $  (2,178,154)  $  (1,525,890)

TOTAL
NET SALES. . . . . .  $           0   $     672,242
OPERATING INCOME . .  $  (2,729,600)  $  (2,406,648)

     ISP: The results for the ISP segment for the second quarter ended December 31, 2003 did not recored revenue for this quarter. The ISP ceased operations during the previous fiscal year. Until such time the ISP restarts operations and reacquires the equipment that it has at the co-locations there will be no comparison of this segments operations per quarter.

     MARKETING:     Marketing ceased operations during fiscal year ended June 30
2003 and since there were no plans to restart the operations there will not be segment comparison of the quarters.

OTHER: Revenues generated represent the net from the sale of depreciated equipment and customer lists. Since there are no expectation that furthers sales will occur and that the revenues from previous operation are dissimilar there will be no comparison of the quarters. Beside depreciation and amortization for the Quarter, with the closing of the divisions represented the largest expense for the quarters.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Net cash provided by the operations of the Company remained constant since there were revenue from operations. Since the Company is not in operations the only liquidity for the Company would come from the sale of its assets.

CAPITAL  EXPENDITURES.

Other than as set forth below, no material capital expenditures were made during the quarter ended on December 31, 2003.

ACQUISITIONS

The following acquisitions were made during the quarter ended December 31, 2003.

In December 2003 Global Debit Cash Card, Inc a subsidiary of the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc for 60,000,000 shares of Global Debit Cash Card, Inc. which included reduction of the note owed by the Company to $515,000 and that debit transferred as an asset to Global Debit Cash Card, Inc. Globl Debit Cash Card, Inc. is traded over the counter (OTC) on the Pink Sheets LLC quotation service under the symbol "GLCD". This changed the September 2003 agreement that is listed below

In September 2003 the Company through its wholly owned subsidiary Global Debit Cash Card, Inc, a Nevada Corporation (GLCD) agreed to purchase from DCM the following territories of COLORADO AND UTAH for marketing the CARDS as per this Agreement. This will allow GLCD to be the TMR in those territories specified and to license resellers of the CARDS. The Licensed Activated Resellers (LAR) will be licensed through GLCD the TMR.

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock. As per the agreement with DCM Enterprises, Inc the Company transferred Alpha Tooling, Inc to DCM Entreptrises, Inc. for credit towards the debit it has with DCM Enterprises, Inc. After October 1st 2003 the transaction was changed by agreement to an Asset assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306.

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

PART  II.

ITEM  1.  LEGAL  PROCEEDINGS.

On January 22, 2002, Plaintiff Kathryn Kicklighter filed a complaint in Yolo County Superior Court against the Company alleging breach of contract. The parties entered in a settlement agreement at a settlement conference held on July 15, 2003. On August 28, 2003, Plaintiff requested entry of court judgment against the Company. In September 2003, a judgment was entered against the Company in the amount of approximately $500,000.
In December 2002, Globalist Internet Technologies, Inc. filed a lawsuit against the Company and Albert Reda personally, alleging breach of contract. The Company defended this matter vigorously although Globalist ultimately prevailed and a judgment in the amount of $350,000 was entered. The Company has appealed the decision.

In March 2001, the Company sued Ronald Friedman et al. for breach of contract, recission based on mistake and recission based on fraud. The Company had purchase PMCC stock for $1,006,857 and sued for return of the money. At the time of this filing the parties, were discussing a possible settlement of this matter.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

The Company issued 170,000,000 shares of S-8 stock for services rendered to the Company during the quarter ended December 31, 2003.

The Company issued 200,000,000 shares of restricted stock as per stock repurchase agreement during this quarter.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K.

Four reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

September  9,  2003     Item  5  Disclosure  wherein  Registrant  disclosed  an
                        agreement  to  sell  shares  of  PMCC

September  9,  2003     Item 5 Disclosure wherein Registrant disclosed agreement
                        with  DCM  Enterprises,  Inc.

October  10,  2003      Item  5  Disclosure  wherein  Registrant  disclosed  USA
                        Territory Marketing Agreement with Debit Card Marketing
                        Company,  Inc.

December  11,  2003     Item 5 Disclosure wherein Registrant disclosed agreement
                        with  Global  Debit  Cash  Card.

EXHIBITS.

Exhibits  included  or  incorporated  by  reference  herein are set forth in the
Exhibit  Index.

                                  EXHIBIT INDEX

Number  Description
------  ---------

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

INTERNET  BUSINESS'S  INTERNATIONAL,  INC.

/s/  Albert  R.  Reda
---------------------
Albert  R.  Reda
Chief  Executive  Officer,  Secretary
Dated:  February  20,  2003