Form 10QSB
period 2004-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2004-05-21
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-20259

                     INTERNET BUSINESS'S INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)



          NEVADA                                          33-0845463
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)

                          10120 S. EASTER AVENUE, #200
                             HENDERSON, NEVADA 89052
                    (Address of Principal Executive Offices)

                                 (775) 588-2387
                           (Issuer's telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 1,018,664,410 shares of common stock, $0.001 par value, as of March 31, 2004.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                   TABLE OF CONTENTS


   PART  I.        CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION
                                                                                                                PAGE
                                                                                                                ----
   Item 1          Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets
                   March 31, 2004 and June 30, 2003                                                                3

                   Condensed Consolidated Statements of Operations
                   Nine months ended March 31, 2004 and 2003                                                       4

                   Condensed Consolidated Statements of Cash Flows
                   Nine months ended March 31, 2004 and 2003                                                       5

                   Notes to Condensed Consolidated Financial Statements                                         6-19

   Item 2          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                         20-23

   Item 3          Controls and Procedures                                                                        23

   PART II         OTHER INFORMATION                                                                               *

   Item 1          Legal Proceedings                                                                              24

   Item 2          Changes in securities                                                                          24

   Item 3          Defaults Upon Senior Securities                                                                24

   Item 4          Submission of Matters to a Vote of Security Holders                                            24

   Item 5          Other Information                                                                              24

   Item 6          Exhibits and reports of Form 8-K                                                               25

                   Signatures                                                                                     25

                                     PART I


                              FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

The consolidated financial statements of Internet Business's International, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended June 30, 2003.


                              INTERNET BUSINESS'S INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                           March 31,     June 30,
                                                                              2004         2003
                                                                          ------------  -----------
                                                                          (unaudited)
                                               ASSETS
  Current Assets
       Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,233   $    1,389
                                                                          ------------  -----------
            Total Current Assets . . . . . . . . . . . . . . . . . . . .        2,233        1,389

  Property and equipment, net (Note 3) . . . . . . . . . . . . . . . . .       51,477      940,930
  Intangible assets, net (Note 3). . . . . . . . . . . . . . . . . . . .       85,198      554,692
  Investment in unconsolidated company (Note 3). . . . . . . . . . . . .    1,078,243    1,151,332
                                                                          ------------  -----------
            Total Assets . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,217,151   $2,648,343
                                                                          ============  ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $   542,557   $  403,821
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .      783,370      783,370
       Current portion of long-term debt . . . . . . . . . . . . . . . .      214,594      115,430
                                                                          ------------  -----------
            Total Current Liabilities. . . . . . . . . . . . . . . . . .    1,540,521    1,302,621

  Long term debt, less current maturities. . . . . . . . . . . . . . . .    2,031,687      976,469

  Commitments and contingencies

  Stockholders' Equity (Deficit)
    Preferred stock 10,000,000 shares authorized at $0.001 par value;
      1,029,231 and 0 issued and outstanding at March 31, 2004 and June
      30, 2003, respectively. *. . . . . . . . . . . . . . . . . . . . .        1,029            -
    Common stock, 2,000,000,000 shares authorized at $0.001
      par value; issued and outstanding 1,018,664,410 at March
      31, 2004 and 178,273,603 at June 30, 2003. . . . . . . . . . . . .    1,018,665      178,274
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    6,918,576    6,918,576
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (10,293,327)  (6,727,597)
                                                                          ------------  -----------
            Stockholders' Equity (Deficit) . . . . . . . . . . . . . . .   (2,355,057)     369,253
                                                                          ------------  -----------
            Total Liabilities and Stockholders' Equity . . . . . . . . .  $ 1,217,151   $2,648,343
                                                                          ============  ===========

     * As of the date of this filing, 1,029,231 shares of preferred stock remain in escrow pursuant to the Collateral Loan Agreement entered into between the Issuer and Mercatus Partners Limited, on or about March 31, 2003.

                        SEE NOTES TO FINANCIAL STATEMENTS


                               INTERNET BUSINESS'S INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended  For the Nine Months Ended
                                                         March 31,                   March 31,
                                                    2004          2003          2004          2003
                                                ------------  ------------  ------------  ------------
                                                (unaudited)   (unaudited)  (unaudited)   (unaudited)
  Sales revenues . . . . . . . . . . . . . . .  $         -   $   106,632  $          -  $    778,874

  Cost of sales. . . . . . . . . . . . . . . .            -        22,500             -        45,000
                                                ------------  ------------  ------------  ------------

  Gross profit . . . . . . . . . . . . . . . .            -        84,132             -       733,874

  Selling, general and administrative expenses      283,649       867,205       632,227     2,282,647
  Depreciation and amortization. . . . . . . .      320,752       382,764     1,166,943     1,540,976
                                                ------------  ------------  ------------  ------------
                                                    604,401     1,249,969     1,799,170     3,823,623

      Loss from operations . . . . . . . . . .     (604,401)   (1,165,837)   (1,799,170)   (3,089,749)

  Other income and expenses
      Other income . . . . . . . . . . . . . .      653,506             -       571,911             -
      Other expenses . . . . . . . . . . . . .     (887,157)            -    (2,336,393)     (482,736)
                                                ------------  ------------  ------------  ------------

  Net loss . . . . . . . . . . . . . . . . . .  $  (838,052)  $(1,165,837)  $(3,563,652)  $(3,572,485)
                                                ============  ============  ============  ============

  Net loss per common share. . . . . . . . . .  $   (0.0010)  $   (0.0171)  $   (0.0042)  $   (0.0523)
                                                ============  ============  ============  ============

  Weighted average shares outstanding. . . . .  850,469,006    68,272,603   850,469,006    68,273,603
                                                ============  ============  ============  ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                           INTERNET BUSINESS'S INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Nine Months Ended
                                                                           March 31,
                                                                       2004         2003
                                                                    -----------  -----------
                                                                    (unaudited)  (unaudited)
  Operating Activities
----------------------
     Net loss from continuing operations . . . . . . . . . . . . .  $ (838,052)  $(1,165,837)
     Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . .     320,752       382,764
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable. . . . . . . . . .           -       (10,986)
     (Increase) decrease in inventory. . . . . . . . . . . . . . .           -       (44,287)
     Increase (decrease) in accounts payable and accrued expenses.           -       767,206
     Increase (decrease) in accrued liabilities. . . . . . . . . .     325,909
     Increase (decrease) in deferred revenues. . . . . . . . . . .           -       (41,427)
                                                                    -----------  ------------
     Net cash provided (used) by operating activities. . . . . . .    (517,300)      213,342

  Investing Activities
----------------------
     Purchases of property and equipment . . . . . . . . . . . . .       3,800             -
     Investments in unconsolidated company-notes or stocks . . . .     178,607             -
                                                                    -----------  ------------
     Net cash provided by investing activities . . . . . . . . . .     182,407             -

  Financing Activities
----------------------
     Net repayment of long-term debt . . . . . . . . . . . . . . .           -      (200,000)
     Issuance of common stock. . . . . . . . . . . . . . . . . . .     336,931       (65,139)
                                                                    -----------  ------------
     Net cash provided (used) by financing activities. . . . . . .     336,931      (265,139)
                                                                    -----------  ------------

     Increase (decrease) in cash . . . . . . . . . . . . . . . . .       2,038       (51,797)
     Cash at beginning of period . . . . . . . . . . . . . . . . .         195        53,113
                                                                    -----------  ------------
     Cash at end of period . . . . . . . . . . . . . . . . . . . .  $    2,233   $     1,316
                                                                    ===========  ============

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during year for:
       Interest                                                     $            $
                                                                    ===========  ============
       Income taxes (benefits)                                      $            $
                                                                    ===========  ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  1-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          DESCRIPTION  OF  BUSINESS  AND  CHANGE  IN  CONTROL

          Prior to December 31, 1997, Internet Business's International, Inc. (the "Company" and "IBII") was in the food product manufacturing business formerly known as "International Food and Beverage, Inc.". In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December, 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During 1999, the Company announced the opening of it's first e-commerce site and engaged in the development, operation and marketing of a number of commercial activities. The Company's subsidiaries Lending on Line ( wireless high speed Internet access and Internet web design and hosting), E-commerce (providing auction sites, B2C and B2B Internet transactions, and reverse auction sites for Europe and the United States) and Direct Marketing (providing direct marketing of long distance phone services, computers with Internet access, wireless high speed Internet access and bandwidth, and Internet web design hosting). The Company ceased operations during fiscal year ended June 30, 2003.


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

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  1-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

          CASH  AND  CASH  EQUIVALENTS

          The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.


          PROPERTY  AND  EQUIPMENT

          Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally five years for computers and computer related equipment and seven years for furniture and other equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the lease, ranging from one to ten years.


          INTANGIBLE  ASSETS

          Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets such as customer bases and goodwill are acquired in conjunction with the purchase of a company, IBII undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of March 31, 2004. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the as methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

          ADDITIONAL  PAID  IN  CAPITAL

          In April of 2003 the par value of the Company's stock was changed from $.01 per share to $.001 per share. The net difference of $704,462 was included in paid-in capital.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  1-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

          In May of 2002 a one for ten reverse stock split became effective. This was the first part of a Securities Purchase Agreement in conjunction with a stock registration. The Company received $120,000 as a loan to be paid with the registration of stock during the fiscal year. Due to the price drop in the stock after the reverse, the registration did not occur. The Loan proceeds were booked as long-term debt. The difference of shares issued and outstanding in the amount of $2,544,624 was included in additional paid-in capital. In March 2000, the Company issued an additional 7,000,000 shares of the Company's common stock in a private placement to a qualified investor which provided $3,382,560 to the Company.


          USE  OF  ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the accounting period. Actual results could differ from those estimates.


          REVENUE  RECOGINTION  AND  FINANCIAL  STATEMENTS

          Sales  are  recognized  at  the  time  of  service  to  customers.

          In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Which provides guidance related to revenue recognition. The Company has adopted SAB 101 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the Company reporting a change in accounting principles from its application.


          ADVERTISING  COSTS

          The  Company  expenses  all  advertising  costs  as  incurred.

          CONCENTRATION  OF  CREDIT  RISK

          The Company is subject to credit risk through trade receivables. Monthly Internet access fees and web hosting are billed to the customer's credit card, thus reducing the credit risk. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  1-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

          INCOME  TAXES

          The Company accounts for income taxes under the asset and liability approach where deferred income tax assets and liabilities reflect the future tax consequences, based on enacted tax laws, of the temporary differences between financial and tax reporting at the balance sheet date.


          EARNINGS  (LOSS)  PER  SHARE

          Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Dilutive earnings (loss) per share is not presented since diluted securities have an anti-dilutive effect.


     NOTE  2-     BUSINESS  COMBINATIONS

          The Company's business combinations have been accounted for using the purchase method and, accordingly, the total purchase price of each acquired company was allocated to the tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the closing date of the acquisition. The excess purchase price over fair value is recorded as goodwill. Results of operations for the acquired companies are included prospectively from the date of acquisition.

          In June 1999, the Company acquired the assets of L.A. Internet, a southern California based Internet Service Provider, which included customer accounts, trade name, websites, etc. for $545,000 in exchange for a reduction of the Note Receivable from Iron Horse Holdings, Inc. (see Preferred Stock Note 7).

          In July 1999, the Company acquired MBM Capital Group for $72,000 and 112,667 shares of restricted common stock valued at $1,127. MBM was sold during the fiscal year of acquisition for a $150,000 note. After the sale MBM ceased operations and the Company considers the note valueless.

          In August 1999, the Company acquired the website, Net 2 Loan, an on-line loan processing website, for 400,000 shares of restricted common stock valued at $4,000.

          In November 1999, the Company acquired an e-commerce website Optical Brigade, an on-line sunglass distribution website, for 50,500 shares of restricted common stock valued at $50,500.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  2-     BUSINESS  COMBINATIONS  (CONTINUED)

          In December 1999, the Company entered into a service agreement with an auction company to market its services on the Internet for 6,000,000 shares of its common stock valued at $60,000.

          In February 2000, the Company acquired the assets and assumed certain liabilities of Direct Communications, Inc., a wireless communications company. In addition to assuming certain liabilities, the Company paid $80,000 cash and issued 30,000 shares of restricted company stock valued at $300. Intangible assets purchased totaled $265,000, which consisted of customer lists, website and workforce-in-place and is being amortized over 5 years. These assets and liabilities were transferred to the newly formed and wholly owned subsidiary of the Company, Allstates Communications Inc.

          In March 2000, the Company acquired 80% of the outstanding shares of Global GPP for $500,000. Global GPP owns a business-to-business website, equipment and has strategic agreements with IBM Hungary to market business-to-business services in Eastern Europe.

          In March 2000, the Company acquired the assets and assumed certain liabilities of Internet 2xtreme, an Internet Service Provider ("ISP") based in northern California. The total purchase price was $735,000, which consisted of$17,635 cash and 124,589 shares of restricted common stock valued at $186,888. In connection with the acquisition, the Company recorded intangible assets of approximately $666,000, which consisted of approximately 4,800 customer accounts, website and workforce-in-place, which are being amortized over 5 years.

          In April 2000, IBII acquired all of the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 shares of restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference of $260,000 was recorded as intangible assets related to acquisition of trade names, websites, and workforce-in-place and is being amortized over 5 years. In August 2001 the Company sold Atlas Capital Corporation with its assets and liabilities.

          In October 2000, IBII acquired the auction website operations of the Sonic Auction Company for a purchase price of approximately $5,000. With this acquisition, the Company acquired a database and a functioning web auction site. The Company issued 500,000 shares of restricted common stock to acquire Sonic Auction Company. This site ceased operations in March of 2001.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  2-     BUSINESS  COMBINATIONS  (CONTINUED)

          In October 2000, IBII signed an acquisition agreement with Auction-Sales.Com. The Company invested $180,000 in Auction-Sales.Com and in December 2000 rescinded the acquisition due to undisclosed debts. The Company sued for the return of the funds and the case was remanded to arbitration. The Company lost the arbitration and wrote off the $180,000 investment.

          In March 2001, IBII ceased to operate Global GPP Corporation and closed its corresponding operation in Europe. The Company started a new corporation, a wholly owned subsidiary, Global Construction Buying Group, whose main asset was the equipment acquired from Global GPP Corporation.

          In September 2001 the Company started a new marketing subsidiary 1st 2 Market Incorporated and ceased operating its predecessor, Allstates
          Communications Inc. The new subsidiary only marketed the Company's products whereas Allstates marketed cell phones for cellular phone companies.

          In September 2001 the Company started Guarantee Capital Group ("GCG"), which acquired the computer, furniture and processing equipment from the new owner of Atlas Capital Corporation for $30,000. In November 2001 GCG had exceeded the capacity of its mortgage banking line. This prevented the funding of the balance of its processed loans and resulted in most of the employees being laid off.

          In February 2002 the Company announced that it planned to spin-off the Global Construction Buying Group to its shareholders by the end of 2002. This transaction was never completed.

          In June 2002 the Company announced that it planned to divest it self of the GCG subsidiary, and in anticipation of that occurrence ceased operations of the on-line mortgage lending group.

          In June 2002 the Company announced the sale of Ace Optics, a subsidiary of GCG, to CRT Corporation for $2,000,000 worth of CRT restricted stock (2,000,000 shares).

          In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc. stock, as per an agreement with DCM Enterprises, Inc. The Company then transferred Alpha Tooling, Inc. to DCM Enterprises, Inc. for credit towards the debit it had with DCM Enterprises, Inc. After October 1, 2003 the transaction was changed by agreement to an Asset Assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc. from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306. (See
          Note  4  Long  Term  Note  for  current  balance  owed.)

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  2-     BUSINESS  COMBINATIONS  (CONTINUED)

          In December 2003 the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc. ("DCME") for 60,000,000 shares of Global Debit Cash Card, Inc. a subsidiary of the Company, which included reduction of the note owed by the Company to $515,000 which was transferred as an asset to Global Debit Cash Card, Inc.

     NOTE  3-     CERTAIN  FINANCIAL  STATEMENT  INFORMATION

                                                                 March 31,    June 30,
                                                                   2004         2003
                                                                ------------  -----------
    Investment in Unconsolidated Companies:
        Stock of PMCC/GNVN . . . . . . . . . . . . . . . . . .  $   194,068   $   194,068
        Stock of CRT/DCM . . . . . . . . . . . . . . . . . . .      515,000     1,517,264
        Stock Distribution DCM . . . . . . . . . . . . . . . .            -      (560,000)
        Purchase of TMR. . . . . . . . . . . . . . . . . . . .      369,175             -
                                                                ------------  ------------
    Total Long Term Investments. . . . . . . . . . . . . . . .  $ 1,078,243   $ 1,151,332
                                                                ============  ============

    Property and Equipment:
        Office furniture and equipment . . . . . . . . . . . .       24,737        47,999
        Machinery and computer equipment . . . . . . . . . . .    3,014,223     3,136,393
        Less: Accumulated depreciation . . . . . . . . . . . .  $(2,987,483)  $(2,243,462)
                                                                ------------  -----------
    Property and Equipment, net. . . . . . . . . . . . . . . .  $    51,477   $   940,930
                                                                ============  ============

    Intangible Assets:
        Capitalized software costs, including websites . . . .  $ 1,270,156   $ 1,270,156
        Subscriber member bases. . . . . . . . . . . . . . . .    1,148,307     1,148,307
        Others, including customer lists, existing technology,
            trade names. . . . . . . . . . . . . . . . . . . .      423,386       423,386
        Less: Accumulated amortization . . . . . . . . . . . .  $(2,756,651)  $(2,287,157)
                                                                ------------  ------------
    Intangible Assets, net . . . . . . . . . . . . . . . . . .  $    85,198   $   554,692
                                                                ============  ============

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  4-     LONG-TERM  DEBT

          Long-term  debt  as  of  March  31,  2004  consists  of the following:

          Certain Company assets requiring monthly payments of interest secure certain of the notes payable and principal with various interest rates and due dates.

                 Current
               Portion Due    Paid     Unpaid   Long-term     Total
               -----------  --------  --------  ----------  ----------
    Previous*  $   214,594  $      -  $214,594  $  895,389  $1,109,983
    Interest.       99,164         -    99,164           -      99,164
    DCME**. .            -   135,000         -     768,060     633,060
    Global***            -   369,175         -     369,175           -
    Alpha****            -   159,066         -     348,546     189,480
               -----------  --------  --------  ----------  ----------
    Total . .  $   313,758  $663,241  $313,758  $2,381,170  $2,031,687
               ===========  ========  ========  ==========  ==========

* The Current Portion represents the unpaid amount due which the Company was unable to pay.
** The increase in DCME long term debt is due to a revised agreement between IBII and DCME.
*** The Global debit was reduced as per agreement and paid in full. **** The Alpha debt was per agreement with DCME and part of the Alpha acquisitions  made  by  the  Company.


NOTE  5-     GOING  CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced significant losses. As of March 31, 2004 the current liabilities exceed current assets by $1,538,288. As shown in the financial statements, the Company incurred a net loss of $838,052 for the third quarter of fiscal year ended June 30, 2004.

          The future success of the Company is dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  6-     EXTRAORDINARY  ITEM

          The  California  Code of Civil Procedure Section 337 states; "Within 4
          (four) years, an action upon any contract, obligation or liability founded upon a written statement or written contract." The debts of companies (see Note 1) identified were greater than 4 years old and not enforceable. Legal counsel Edgar Scheck reviewed the debts and issued an opinion letter that the prior Company's debts were not collectable based upon this Code Section 337. The Company then extinguished these debts and recognized the amount of the debt as extraordinary income. SFAS 125 lists two sets of circumstances under which a liability is not recognized (see below). The second set of circumstances states the GAAP basis for which the Company extinguished the debt and recognized the debt amount as extraordinary income in the fiscal year ended June 30, 1999.

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

     NOTE  7-     STOCKHOLDERS'  EQUITY

          AUTHORIZED  SHARES

          During April 2003 the board of directors amended the Articles of Incorporation to increase the authorized shares to 2,000,000,000 of which 1,990,000,000 are common and 10,000,000 are preferred.

          During November 2000, the board of directors of the Company amended the Articles of Incorporation to increase the number of authorized shares of common stock to 349,000,000.


          STOCK  ISSUANCE

          For the quarterly period ended March 31, 2004, the following stock was issued:

          180,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  7-     STOCKHOLDERS'  EQUITY  (CONTINUED)

          156,390,807 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended on March 15, 2004, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

          The Company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services" ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.

          See Note 2, Business Combination, for Stock Issuance For Acquisitions.

          PREFERRED  STOCK

          As of the date of this filing, 1,029,231 shares of preferred stock remain in escrow pursuant to a Collateral Loan Agreement entered into between the Issuer and Mercatus Partners Limited, on or about March 31, 2003.


     NOTE  8-     COMMITMENTS  AND  CONTINGENCIES

          The Company rents its current office space, on a month to month basis, in Las Vegas, Nevada, and has vacated its prior offices located at 10120 S. Eastern Ave., Suite 200, Henderson Las Vegas, Nevada 89052. The Company has equipment at several facilities that will be relocated once payment for the past due rent is made.

          During the current fiscal year, Globalist International won a judgement against the Company in the amount of $350,000. The court's decision and the judgement were appealed, and, based upon errors made during the initial trial, the Company believes that this judgement will be reversed, a new trial will be granted and the Company will prevail. This judgement is not reflected on the Company's financials. In the event that the Company loses the appeal, it will have a material adverse affect on the Company's financial position.

          The Internal Revenue Service has tax liens and assessments against the Company and one of its subsidiaries for payroll taxes of approximately $800,000 that are reflected as liabilities on the Company's financial statements.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  9-     SEGMENT  INFORMATION

          In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Full service internet service provider ("ISP"), mortgage banking business (which ceased operation in June 2002), and business-to-consumer ("B2C") provider (which ceased operations during fiscal year ended June 2003). Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

          ISP serves customers requiring Internet access in the western United States through dial-up and high-speed wireless, web hosting and web design (which ceased operations as of June 30, 2003). Mortgage banking business includes online mortgage loan origination, processing, servicing and resales, (which ceased operations in June 2002). B2C primarily consists of cellular phone service origination fees and sales (which ceased operation as of June 30, 2003).

          Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

                         Third Quarter Ended March 31,
                              2004          2003
                          ------------  ------------
    FULL-SERVICE ISP
    NET SALES. . . . . .  $         -   $   106,632
    OPERATING INCOME . .  $  (322,642)  $  (799,687)

    MARKETING (B-TO-B/C)
    NET SALES. . . . . .  $         -   $         -
    OPERATING INCOME . .  $         -   $   (17,615)

    OTHER
    NET INCOME . . . . .  $   633,896   $         -
    UNALLOCATED EXPENSE.  $(1,149,306)  $  (348,535)

    TOTAL
    NET SALES. . . . . .  $         -   $   106,632
    OPERATING INCOME . .  $  (838,052)  $(1,165,837)

          In June 2003, management decided to close down the Marketing segment of the Company. The debts of the subsidiary were incorporated into the parent Company and the debt owed to the parent Company of $1,259,236 was written off.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  10-     OTHER  EVENTS

          COMPANY  ACQUISITION

          In December 2003 the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc. ("DCME") for 60,000,000 shares of Global Debit Cash Card, Inc. a subsidiary of the Company which included reduction of the note owed by the Company to $515,000. That debit transferred as an asset to Global Debit Cash Card, Inc.

          In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc. stock. As per the agreement with DCM Enterprises, Inc. the Company transferred Alpha Tooling, Inc. to DCM
          Enterprises, Inc. for credit towards the debit it had with DCM Enterprises, Inc. After October 1, 2003 the transaction was changed by agreement to an Asset Assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc. from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306. (See
          Note  4  Long  Term  Note  for  current  balance  owed.)


          MARKETING  AGREEMENT

          In September 2003 the Company, through its wholly owned subsidiary Global Debit Cash Card, Inc., a Nevada Corporation ("GLCD") agreed to purchase from DCM the Colorado and Utah territories for marketing the CARDS as per the USA Territory Marketing Representative Agreement. Pursuant to the terms of the agreement GLCD will operate as the Territory Marketing Representative ("TMR") in Colorado and Utah and license resellers of the CARDS. The Licensed Activated Resellers
          ("LAR")  will  be  licensed  through  GLCD,  the  TMR.

          In December 2003 GLCD acquired the assets of DCM for 60,000,000 shares of GLCD which included reduction of the note owed by the Company to $515,000, which was transferred as an asset to GLCD. GLCD is traded over the counter (OTC) on the Pink Sheets LLC quotation service under the symbol "GLCD".

          The USA Territory Marketing Representative Agreement previously entered into between the Company and GLCD was amended on March 15, 2004, to reflect the receipt of 156,390,807 shares of stock as payment in full in exchange for the limited exclusive right to market and sell debit cards in Colorado and Utah for a period of 10 years.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  10-     OTHER  EVENTS  (CONTINUED)

          STOCK  REPURCHASE

          In December 2003 the Company reacquired 200,000 shares of DCM for 200,000,000 restricted shares of IBII. The stock repurchase agreement was modified to allow an additional 200,000 shares of DCM to be repurchased by IBII.

          In September 2003 Company agreed to reacquire the 149,283 shares previously sold to the investor. The agreement provided for the issuance of 560,000 shares of DCM common stock in addition to 40,000,000 shares of restricted common stock of the Company. The agreement also allows the Company to purchase from the investor 200,000 shares of the 560,000 shares of DCM based upon the following terms per quarter: 40,000 shares of DCM for 40,000,000 shares of restricted common stock of the Company. This agreement to purchase the 200,000 shares of DCM is only in effect until DCM begins trading.


          AGREEMENT  BETWEEN  THE  COMPANY  AND  DCM  ENTERPRISES,  INC.

          In DCM's March 18, 2004 8-K Filing, the original agreement between the Company and DCM was amended as follows:

          " On June 17th of 2002, DCM Enterprises, Inc. (the "Company" or "DCM") entered into an asset purchase agreement with IBII, a Nevada Corporation for the purchase of assets consisting of equipment, inventory, and proprietary information used in the sale of sunglasses (hereinafter referred to as "Ace Optics"). The purchase price consisted of 2,000,000 restricted shares of DCM common stock. However, due to a disagreement with a former officer and director of DCM, the Company was unable to take control of Ace Optics. Therefore, the transaction has been rescinded. On August 22nd, 2003, DCM and IBII entered into an agreement to compensate DCM. A copy of this Agreement (hereinafter referred to as the "Compensation Agreement") is hereby attached to this 8K/A as Exhibit 2.1. Pursuant to the Compensation Agreement, IBII has agreed to compensate DCM in the amount of $760,000 in either cash, DCM stock, or in other assets mutually agreed upon. The amount owed under this agreement carries a 5% annual interest rate.

          Compensation Agreement as follows; a total of $130,852 in cash has been paid, a total of 150,000 shares of DCM shares have been returned, and tools valued at $126,846 were transferred to the Company. As of March 19, 2004, the total amount owed under the Agreement was approximately $427,000. DCM's Board of Directors approved the Compensation Agreement. Albert Reda, DCM's CEO and Director, also serves as IBII's CEO, Secretary, and Director. Matt Sebal, the Company's other Director, has no affiliation with IBII.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



     NOTE  10-     OTHER  EVENTS  (CONTINUED)

          In October 2003, as per the agreement with DCM, the Company transferred Alpha Tooling, Inc. to DCM in payment of its debit with DCM. On October 1, 2003 the transaction was changed by agreement to an asset assignment. The Company assigned certain assets of Alpha
          Tooling, Inc. to DCM as payment of $311,639 worth of debt, thereby reducing the debt owed DCM to $448,361.

          In August 2003 the Company agreed to either provide CRT with an alternative company or return the stock received since Ace Optics ceased operations immediately after its acquistion. In lieu of an alternative company, CRT and the Company agreed that the balance of the DCME stock received would be returned to CRT. Subsequently the Company acquired and then sold Alpha Tooling to DCM.


          AUCTION-SALES.COM,  INC.

          On October 19, 2000, the Company entered into a Stock Purchase Agreement with Auction-Sales.Com, Inc. ("ASCI") and its majority shareholder, Zahid Rafiq (collectively, "Seller"), for the purchase of 96.62% of the outstanding and treasury shares of common stock of Auction-Sales.Com, Inc., a Delaware corporation. Under the terms of the Agreement, the Company was to exchange 11,000,000 shares of the Company's common stock for the Auction-Sales.Com, Inc. shares. The Company spent $180,000 for marketing and subsequently discovered that ASCI had undisclosed liabilities and was not in compliance with California law regarding delivery of paid product.

          This acquistion was rescinded in December 2000 and the necessary documents were filed with the SEC. The site was retained pending the outcome of a lawsuit instituted by the Company. The lawsuit was subsequently remanded to arbitration and the Company lost.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.




     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

          (A)  PLAN  OF  OPERATION

          The  Company  is  currently  not  in  operation.

          The Company currently has less then 5 employees and leases office space in Henderson, Nevada.

          The Company has equipment at several co-location facilities that will be relocated once payment for the facilities is made.

          (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          There was no revenue for the three month and nine month periods ended March 31, 2004. During the prior three month and nine month periods ended March 31, 2003, the Company still had operating subsidiaries with gross revenues of $106,632 and $778,874 respectively.

          Selling, general and administrative expenses were reduced for the three and nine months periods ended March 31, 2004 to $283,649 and $632,227 respectively, from $1,867,205 and $2,282,647 respectively for the same periods ended March 31, 2003. The main reason for this decrease is the ceasing of operations.

          The resulting loss for the three month and nine month periods ended March 31,2004 of ($838,053) and ($3,567,652), respectively, when compared to the losses of ($1,165,837) and ($3,572,485) reported for the three month and nine month periods ended March 31, 2003 were comparable to each other by end of the ninth month. The losses at March 31, 2004 were primarily due to the closing of the Company, and the writeoff of the amounts due from each segment.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.




     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          (I)  COMPARISON  BY  SEGMENT

          Management determined that there were three reportable segments for the quarter ended December 31, 2002. However, for the quarter ended March 31, 2004 there are only two reportable segments for the Company. They are the Internet service provider (ISP) and Corporate (Other).

          Information  on  reportable  segments  is  as  follows:

                         Third Quarter Ended March 31,
                              2004          2003
                          ------------  ------------
    FULL-SERVICE ISP
    NET SALES. . . . . .  $         -   $   106,632
    OPERATING INCOME . .  $  (322,642)  $  (799,687)

    MARKETING (B-TO-B/C)
    NET SALES. . . . . .  $         -   $         -
    OPERATING INCOME . .  $         -   $   (17,615)

    OTHER
    NET INCOME . . . . .  $   633,896   $         -
    UNALLOCATED EXPENSE.  $(1,149,306)  $  (348,535)

    TOTAL
    NET SALES. . . . . .  $         -   $   106,632
    OPERATING INCOME . .  $  (838,052)  $(1,165,837)

          ISP

          For the third quarter ended March 31, 2004 the ISP segment recorded no revenue. The ISP ceased operations during the previous fiscal year. Until such time as the ISP restarts operations and reacquires its equipment, there will be no comparison of this segment's operations per quarter.

          MARKETING

          Marketing ceased operations during fiscal year ended June 30, 2003 and since there were no plans to restart the operations there will not be segment comparison of the quarters.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          OTHER

          Revenues generated represent either extraordinary income from payment in full on debt for a reduced amount (with the difference represented as income) and from the sale of fully or partially depreciated equipment where the income from the sale is greater than the amount depreciated. Since there are no expectations that furthers sales will occur and that the revenues from previous operations are dissimilar there will be no comparison of the quarters. Amortization and Depreciation of assets of closed divisions represents the largest expense for the quarter.

          (II)  LIQUIDITY  AND  CAPITAL  RESOURCES

          Since the Company is not operating the Company's liquidity would come from the sale of its assets.

          (III)  CAPITAL  EXPENDITURES

          Other than as set forth below, no material capital expenditures were made during the quarter ended March 31, 2004.

          (IV)  ACQUISITIONS

          In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc. stock, as per an agreement with DCM Enterprises, Inc. The Company then transferred Alpha Tooling, Inc. to DCM Enterprises, Inc. for credit towards the debit it had with DCM Enterprises, Inc. After October 1, 2003 the transaction was changed by agreement to an Asset Assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc. from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306.

          In September 2003 the Company, through its wholly owned subsidiary Global Debit Cash Card, Inc., a Nevada Corporation ("GLCD") agreed to purchase from DCM the Colorado and Utah territories for marketing the CARDS as per the USA Territory Marketing Representative Agreement. Pursuant to the terms of the agreement GLCD will operate as the Territory Marketing Representative ("TMR") in Colorado and Utah and license resellers of the CARDS. The Licensed Activated Resellers ("LAR") will be licensed through GLCD, the TMR.

          In December 2003 GLCD acquired the assets of DCM for 60,000,000 shares of GLCD which included reduction of the note owed by the Company to $515,000, which was transferred as an asset to GLCD. GLCD is traded over the counter
(OTC)  on  the  Pink  Sheets  LLC  quotation  service  under  the symbol "GLCD".

                     INTERNET BUSINESS'S INTERNATIONAL, INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          (C)  OFF-BALANCE  SHEET  ARRANGEMENTS

          None.

          (D)  SAFE  HARBOR

          Forward Looking Statements. The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe", "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the fo competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

     ITEM  3.     CONTROLS  AND  PROCEDURES

          (A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

          The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Company's President. Based upon the evaluation, it was concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.


     ITEM  3.     CONTROLS  AND  PROCEDURES  (CONTINUED)

          (B)  CHANGES  IN  INTERNAL  CONTROLS

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.


                                       PART II.

     ITEM  1.     LEGAL  PROCEEDINGS

          There have been no material developments with respect to any of the legal proceedings previously reported by the Company.


     ITEM  2.     CHANGES  IN  SECURITIES

          During the quarter ended March 31, 2004, the Company issued 180,000,000 shares of S-8 stock for services rendered to the Company.

          During the quarter ended March 31, 2004, 156,390,807 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended on March 15, 2003, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

          None.

     ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

     ITEM  5.     OTHER  INFORMATION

          None.

                     INTERNET BUSINESS'S INTERNATIONAL, INC.


     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (A)  EXHIBITS

          Exhibits included or incorporated by reference herein are set forth in the Exhibit Index following the signatures.

          (B)  REPORTS  ON  FORM  8-K

          No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERNET BUSINESS'S INTERNATIONAL, INC.


     Date:  May  20,  2004               /s/  Albert  R.  Reda
                                         ---------------------
                                         Albert  R.  Reda
                                         Chief  Executive  Officer,  Secretary

                                  EXHIBIT INDEX

Number                           Description
--------------------------------------------------------------------------------

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32   Certification  Pursuant  to 18 U.S. C. Section 1350, as adopted pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (filed  herewith).