Form 10KSB
period 2004-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2004-11-12
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

                        Commission file number:  0-20259

  ALPHA WIRELESS BROADBAND, INC. f/k/a INTERNET BUSINESS'S INTERNATIONAL, INC.
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   33-0845463
                                   ----------
                      (I.R.S. Employer Identification No.)

           10120 S. Eastern  Ave. Suite 200, Henderson, Nevada, 89052
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                 (775) 588-2387
                                 --------------
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form
10-KSB  or  any  amendment  to  this  Form  10-KSB  [   ]

Issuer's  revenue  for  its  most  recent  fiscal  year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2004: $2,015,926

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2004: 2,015,926,692

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [  ] No [X]

TABLE  OF  CONTENTS

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

ITEM  2.  DESCRIPTION  OF  PROPERTY

ITEM  3.  LEGAL  PROCEEDINGS

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

ITEM  7.  FINANCIAL  STATEMENTS

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
                ON  ACCOUNTING  AND  FINANCIAL      DISCLOSURE

ITEM  8A.  CONTROL  AND  PROCEDURES

ITEM  8B.  OTHER  INFORMATION

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM  10.  EXECUTIVE  COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

ITEM  13.  EXHIBITS

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

SIGNATURES

PART  I.

ITEM  1.  DESCRIPTION  OF  BUSINESS

General

Alpha Wireless Broadband, Inc. formerly known as Internet Business's International, Inc. ("Company") is currently a start up business that is concentrating on providing Wireless Internet access at business locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz). Transmission of radio frequency is regulated by the Federal Communications Commission and has over the past 3 years become a growing form of communications for access to the Internet. Radio equipment installed at a location creating a POP (Point Of Presence) which is connected directly to the Internet and maintained by an Internet Service Provider (ISP). This POP broadcasts radio frequencies allowing two-way communications to the Internet. A user's wireless modem equipped with an antenna and installed in a stationary computer, a laptop computer or other wireless device, communicates with the POP permitting the end user to transmit and receive data to the Internet.

Previous  Operations

International Food and Beverage was listed on the Over The Counter Bulletin Board in June 1988. This company operated in the food services industry until late 1997, at which time it ceased operations. This firm remained dormant until December of 1998. At that time new management was put in place, and a decision was made to move the Company's focus to the Internet and change the Company's name to Internet Business's International, Inc. In September 2004 the Company changed its name to Alpha Wireless Broadband, Inc.

On January 1, 1999 the newly named company began to offer goods and services over the Internet, starting with the development of an on-line B2C (business to consumer) E-Retail site, AuctionWinner.com, The site was launched in April 1999. In July 1999, the Company expanded their service offerings by acquiring an ISP (Internet Service Provider) by the name of LA Internet. The Company changed its domicile from Delaware to Nevada in the same year.

From January 2000 till April 2003 goods and services were offered by the Company, over the Internet, including a national ISP and a local WISP in Las Vegas, Nevada. These operations ceased in April of 2003.

From  April  2003  till  May  2004  the  Company  was  not  in  operation.

In May 2004, the Company opened a dating web site for seniors. This is the first business venture since the Company ceased its prior operations in April 2003.

In June 2004, the Company changed focus and incorporated Skyy-Fi, Inc. a Nevada Corporation, a wholly owned subsidiary, and its related web site www.skyyfy.com,
                                                                 --------------
which is the Company's wireless Internet Service Provider. Skyy-Fi will undertake to provide to consumers wireless high speed Internet access at locations across the United States. Skyy-Fi executed agreements to fund the business development for acquisition of Wi-Fi hot spots and deployment of the equipment at the acquired locations.

In  July  2004  the  Company established, The Internet Business's International,
                                          --------------------------------------
Inc.  Creditor  Trust to pay the companies creditors and to allow the Company to
   ------------------
continue to operate without interruption. KFG LLC accepted the appointment as trustee, and is vested with the authority to settle outstanding matters with the companies' creditors willing to accept shares of the Company's common stock for settlement pursuant to the terms and conditions of the trust agreement

Current  Operations

The Company is currently maintaining and operating the following web sites, www.skyyfi.com, www.singlesenior.net , and its corporate site www.awbi.biz.
    ----------   --------------------                              ------------

The Company is concentrating on establishing Skyy-Fi "Wi-Fi Hotspots". The Company's plan for its current and future Wi-Fi operations are based upon the following business model which outlines the; "identifying", "acquiring" and "approving" of Wi-Fi Hotspots and then the "installation" of equipment at the Wi-Fi location.

"Identifying"  Wi-Fi  Hotspots

1)     Wi-Fi  Hotspot  for  a  Single  Location  with  Multi  User

This service type would be deployed in locations, such as a coffee shop, car wash, and /or restaurant, which meet minimum deployment requirements. Once deployed the service then creates a Wi-Fi Hotspot. The Company installs an individual Wi-Fi compatible radio and antenna at the location which will provide coverage throughout the location. Once operating, the Hotspot permits multiple users with compatible laptop computers and/or other wireless devices simultaneous access to the Internet while patronizing that location. The access to the Hot Spot maybe free if certain services are purchased and/or at cost if these services are not purchased. The Company charges the owner of the business, connection and services fees, which may be off set by the fees charged for Internet service and/or from items purchased by the customer from the business. The Internet customers can purchase the Internet service on a daily, weekly or monthly basis.

     2) Wi-Fi Hotspot for Single and/or Multi broadcast location with   Multiple
Users


This service type would be deployed in a large single premise, such as a hotel, and or multiple occupancy location by installing one or more integrated hotspots within the premises that will create a wireless "Local Area Network" (LAN), by providing radio frequency coverage throughout the premises. Depending on the level of user demand, one or more of the integrated hotspots will be connected directly to the Internet. Once operating, this type of hotspot network permits numerous users' access to the Internet simultaneously, while patronizing the host hotel in their room/ apartment/ office or other property. Users of this type of hotspot network are able to purchase access to our network in the same manner as those users accessing one of our hotspots located in a single, discreet location.

     3)  Large  Geographic  Location  with  Multiple  Wi-Fi  Hotspot  Services

Wi-Fi service for large geographical areas, such as a residential subdivision, a commercial center or sections of a municipality and or the entire municipality, would require the deployment of a large number of hotspots that effectively "blanket" the target coverage area with radio frequencies. With this type of Wi-Fi hotspot deployment the individual consumer and/or end user (based upon agreed fee arrangements) has the ability to roam within the covered area and have Internet access. The large geographical area covered would be solicited by the Company offering Internet access to potential business and residential customers in order to establish ongoing yearly or monthly fee paying accounts. Occasional visitors within the Wi-Fi service area would be able to purchase access to the network on a daily and/or weekly basis.

Wi-Fi service for large geographical areas will incur monthly charges to the Company for the rental of broadcast radio and antenna locations. These costs would be incorporated within the Internet access charges for the area. Access charges will also vary depending on the type of access the end user wants within the covered area.

 "Acquiring"  Wi-Fi  Hotspots  Locations

The Company plans on using a small in-house sales staff and several independent salespersons. This allows the company to adjust sales activities as required. The in-house sales staff also allows the Company to maintain continuity with the sales training and presentations of the independent sales personal.

"Approving"  of  the  Wi-Fi  Location

The acquired location would then have to be verified for the availability of high speed Internet access. The high speed Internet service could be obtained from a DSL provider, a cable company provider, and/or bandwidth provider that offer either a hard wired or wireless service. A Company or contract technician would physically review the location to make sure that a Wi-Fi radio signal would not be interrupted within the transmission area by other competing signals. If the location has high speed Internet access available at a reasonable cost, and it's verified that the end user is able to receive a clear Wi-Fi signal, then the site would be approved for installation.

"Installation"  of  Equipment  at  Wi-Fi  Hotspot  Locations

Once the Wi-Fi Hotspot location has been approved for installation by the Company's field representative and the contracts executed between the Company and the location owner and /or manager, the location will schedule for installation of equipment. The Company may use either company or qualified contract installers to do the equipment installations.

Market  and  Competition

Market

The market for Internet services is highly competitive. There are no substantial barriers for entry into the Wi-Fi market, based upon the advances of Internet technology. Management expects competition to continue to grow and intensify. This is especially true in the acquisition and installation of Wi-Fi hotspots. Creating Wi-Fi hotspots is one of the fastest growing segments of the Internet and both the private and public sector are becoming involved in the market. Wi-Fi industry experts concur regarding the future growth of Wi-Fi Hot Spots and consumer Wi-Fi use over the next decade. Wi-Fi was identified as integral to the further expansion of mobile computing, and there are research reports that predict there will be 700 million users of Wi-Fi by 2007.

Competition

Several companies such as Starbucks and T-Mobile have entered into the competition with their own Wi-Fi locations. Toshiba one of the world's largest cellular telephone manufacturers is attempting to organize a network of Wi-Fi locations under its umbrella. Other Cellular Telephone Companies such as Sprint are also offering Mobil Internet access through connection to their cellular networks. McDonalds and other food chains and hotel are also contracting with companies to deploy Wi-Fi at their locations.

Other factors that impact the Wi-Fi sector is that there are venues that are offering free Wi-Fi. Management feels that free Wi-Fi will not work because there are fixed costs for bandwidth that have to be paid by someone. Other costs which are also not free nor can they be waived, are costs of the broadcast radios, routers and antennas. Free Internet has been tried in the past, for example Net Zero had to move away from that model due to the fact that revenue from advertisers did not off set the hard cost of accessing the Internet.

Negative competitive developments could also have an adverse effect on the Company's business such as the latest court rulings against the FCC regulations regarding competitors' access to phone Company Central Office facilities; thereby increasing the cost of the DSL services to Wi-Fi locations. The FCC has required the telephone companies to lease network access to rivals at government-set rates in order to promote competition for local service, but an appeals court in March set aside those regulations.

Competitors to the Company that have access to financial markets and cutting edge technological resources will remain viable for growth and expansion. These and other types of competitors for Internet access are expected to continue making substantial expenditures to promote, expand and improve their on-line properties.

With the continued growth of the tech sector and the increased competition for the Wi-Fi Internet access business -there has been a corresponding increase in the number of business failures which has negatively impacted availability of funds for these developing businesses. These occurrences have also impacted the availability of funds for the Company. The Company ceased its prior operations due to lack of funding. It should also be noted competitors that were significantly larger and/or better established than the Company also failed. The Company has obtained funding for acquisition and deployment of its Wi-Fi Hotspot Locations.

The  following  is  a  list  of  company  competitors:

                      Direct          Competition
-----------------------------------------------------------------------
Company Name     Public/Private          Web-Site          Stock Symbol
---------------  --------------  ------------------------  ------------
Axcess2go        Private         www.axcess2go.com         N/A
                                 ------------------------

Caf .com Inc     Private         www.caf .com              N/A
                                 ------------------------

Fat Port         Private         www.fatport.com           N/A
                                 ------------------------

Net Near U       Private         www.nnu.com               N/A
                                 ------------------------

Wayport, Inc     Private         www.wayport.net           N/A
                                 ------------------------

                      Direct          Competition
-----------------------------------------------------------------------
Company Name     Public/Private          Web-Site          Stock Symbol
---------------  --------------  ------------------------  ------------
Wi-Fi Guys. LLC  Private         www.wi-figuys.com         N/A
                                 ------------------------

Netopia, Inc     Public          www.netopia.com           NTPAE
                                 ------------------------

T-Mobile         Public          www.t-mobile.com/hotspot  DTLSF
                                 ------------------------

Toshiba          Public          www.toshibamyconnect.com  TOSBF
                                 ------------------------  ------------

Verizon          Public          www.verizon.net/wifi      VZ
                                 ------------------------

Several of the principal competitive factors which would determine success in the targeted markets are:

-     location;
-     high  speed  bandwidth  availability;
-     customer  base;
-     fee  arrangement  i.e.  location  owner  pays  vs.  end  user  pays;
-     potential  number  of  simultaneous  users;  and
-     implementation  costs

To acquire the locations the Company plans on using a small in-house sales staff and several independent salespersons. This allows the company to adjust sales activities as required. The in-house sales staff also allows the Company to maintain continuity with the sales training and presentations of the independent sales personal.

Marketing  Plan

The Company will concentrate its marketing campaign within a given region first to businesses within the chosen area that meet the criteria determined by Management. The types of businesses that meet the criteria are coffee shops, car washes, and/or hotels. Once a Wi-Fi hotspot location is established the Company will advertise in order to inform the consumer of the availability of Wi-Fi service at that location.

Once it establishes name recognition within the marketed region the Company will refocus its marketing campaign to another region and/or business type.

The Company marketing campaign will use on-line services, web site placement and advertising networks, as well as traditional off-line media such as radio and direct mail print to convey to the business owner/ operator and the consumer the services that are offered by the Company. The Company will also use direct telemarketing and facsimile services to also inform the business owner/operator and consumer of these services. Accordingly, the Company will incur increased costs associated with advertising these services to business operators and consumers

Proprietary  Rights

The Company currently uses certain licensing agreements to provide proprietary products and services. Management cannot guarantee that it would be able to continue to license these products and services on reasonable terms.

Employees

As of the date of this filing, in addition to the corporate officers, the Company has 5 employees.

The Company will use as required, independent contractors for sales personnel, technical support and installations

Risk  Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, the other information in this Form 10-KSB Annual Report and other information contained in our filings with the United States Securities and Exchange Commission before investing in our shares of common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

1.  Regulation  of  the  Company's  Industry:

Regulation  of  the  following  areas  could  impact  the  Company's operations;

(a)     Regulation  of  the  Internet

To date there has been some regulation of content providers on the Internet and this regulation may increase due to the increasing popularity and use of the Internet by broad segments of the population. It is possible that new laws and regulations may be passed and/or adopted with respect to the Internet pertaining to access, content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. No one is able to predict the effect, if any, what future regulatory changes or developments may have on the demand for Internet services, access and/or other Internet-related activities. Changes in the regulatory environment relating to the Internet access industry may include the enactment of laws and/or regulations that directly or indirectly affect the costs of telecommunications Internet access. These changes could increase competition from national and/or regional telephone companies and other Internet access providers. These changes could adversely affect the Company's business, operating results and financial condition.

(b)     Regulation  of  Internet  Access

The Company provides Internet service, by using Internet access provided by telecommunications carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies.
Internet access providers are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. Currently the Company is not subject to federal regulations applicable to telephone companies and similar carriers because the Internet access services offered are provided by third-party telecommunications providers. To date, no state has attempted to exercise economic regulation over Internet service providers.

     (c)  Regulation  of  Wireless  Access

Wi-Fi Internet access products operate in unregulated frequencies that broadcast between 900 MHz and 2400 MHz. Due to growth of Wi-Fi and the corresponding increased use within this bandwidth, there maybe regulation in the near future. The regulation could impact broadcast range and use within given locations; however, at present the broadcast frequency remains unregulated.

2.  Company's  Results  of  Operation:

In addition to the other information in this section, the following risk factors may impact the operation of the Company under its current business plan, which are:

      (a)     Limited  Operating  History:

The Company began operations as a Wireless Internet Service Provider in June of 2004. The Company; therefore, has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by start-up companies that operate exclusively in the new and rapidly evolving markets for Internet services and products.

      (b)     Revenue  Results  Fluctuate

     The  Company  expects  to  derive  the majority of its revenue by providing
Wireless Internet Access at a variety of Wi-Fi locations within the United States. The cost of providing Wi-Fi service to a location is fixed; however, the revenue from actual usage by the consumer is difficult to forecast accurately due to the limited operating history of this type of service.

     (c) Because our stock is penny stock, shareholders will be limited in their ability to sell the stock.

     Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

     Due to these factors and the current trading price of the Company's stock, future success is dependent on the Companies ability to attain additional financing in order to implement its proposed Wi-Fi service. The Company did obtain financing for the installation of its Wi-Fi locations; this ability to obtain additional financing does not guarantee that the Company will ultimately have the ability to attain a profit from its operations.

     It should also be noted that the Company's prior business which ceased operations during fiscal year ended June 30, 2003 resulted in significant losses for the Company.

ITEM  2.  DESCRIPTION  PROPERTIES

The  following  locations  are  the principal places of business of the Company:

10120  S.  Eastern Avenue, Suite 200,               2050 Russett Way, Suite 338,
Henderson,  Nevada  89052                           Carson  City,  Nevada  89703

The Company leases each location on a month-to-month basis for approximately $100 per month.

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for additional office space that expires in June 2007. Remaining commitments under the leases are as follows:

    Fiscal  Year
    Ending  June  30             Amount
    ----------------           --------
         2005                   $38,640
         2006                    40,572
         2007                    34,734
                               --------
                               $113,946

ITEM  3.  LEGAL  PROCEEDINGS

The  Company  is  a  party  to  the  following  legal  proceedings:

Globalist  v.  Internet  Business's  International,  Inc. et al. In this matter,
---------------------------------------------------------------
Globalist sued the Company and was awarded a judgment in the amount of $300,960. The Company has appealed the courts decision and the award.

Ronald  Friedman,  Robert  Friedman,  the  Ronald Friedman 1997 Grantor Retained
--------------------------------------------------------------------------------
Annuity  Trust  v.  Internet Business International, Inc. et al.  In April 2001,
----------------------------------------------------------------
Ronald Friedman and the Ronald Friedman 1997 Grantor Retained Annuity Trust sued the Company for among other things, breach of contract, in the United States District Court, Southern District of New York. The suit was transferred to the United States District Court, Central District of California, Southern Division to be consolidated with Internet Business's International, Inc. v. Ronald
                            ----------------------------------------------------
Friedman 1997 Grantor Retained Annuity Trust, wherein the Company sued the trust
--------------------------------------------
for  recession  and  the  return  of  $1,006,857.  This case has been dismissed.

Community  Bank  of  Nevada v. Internet Business's International, Inc. et al. On
-----------------------------------------------------------------------------
December 20, 2000, Community Bank of Nevada filed a lawsuit in District Court, Clark County against Internet Business's International seeking the return of equipment. The Company was not aware of the lawsuit and a default judgment was entered against the Company in the amount of $134,052.

Louis  Cherry  v. Internet Business's International, Inc.  On June 4, 2004,  Mr.
---------------------------------------------------------
Cherry filed a lawsuit in California Superior Court, Orange County. Mr. Cherry alleges breach of an employment contract and is seeking an unspecified amount in money damages. At the time of this filing, this matter is still pending.

ITEM  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
There were no matters submitted to our security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.
PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

(a)  Market  Information

The common stock of the Company is traded on the Over the Counter Bulletin Board under the symbol "AWBI" and the range of closing bid prices shown below is as reported by the this market place. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended June 30, Per Share Common Stock Bid Prices by Quarter
                       2003           2004
                    High   Low    High     Low
1st Quarter  09-30  0.010  0.002  0.0027   0.001
2nd Quarter  12-31  0.004  0.001  0.0014   0.001
3rd Quarter  03-31  0.002  0.001  0.0009   0.0001
4th Quarter  06-30  0.004  0.001  0.0008   0.0001

(b)  Holders  of  Common  Equity

As of June 30, 2004 there were 607 shareholders of record of the Company's Common Stock.

(c)  Dividends

The Company declared the following dividend during the fiscal year ended June 30, 2003:

On June 17, 2002, the Company announced the sale of Aces Optics to CRT Corp. for 2,000,000 shares of CRT restricted stock valued at $1.00 a share, and the dividend was based on one share of CRT Corp. per 100 shares of post reverse split shares of the Company. Shareholders of the Company were to receive one share of CRT Corp. for every 100 shares of IBII shares held by each shareholder. The record date was July 17, 2002 and the distribution date was August 30, 2002.

(d)  Securities  authorized  for  issuance  under  equity  compensation  plans.

                                                                                     Number of securities
                                                                                    remaining available for
                            Number of securities to be                               future issuance under
                             issued upon exercise of    Weighted-average price of  equity compensation plans
                               outstanding options,       outstanding options,       (excluding securities
Plan category                  warrants and rights         warrants and rights      reflected in column (a))
--------------------------  --------------------------  -------------------------  --------------------------
Equity compensation plans
approved by security
holders                     None                        None                       None
--------------------------  --------------------------  -------------------------  --------------------------
Equity compensation plans
not approved by security
holders:
--------------------------
2003 Stock Compensation
Plan III(1)                                 30,000,000                      .0020                           0
--------------------------  --------------------------  -------------------------  --------------------------
2003 Employee and
Consultant Plan (2)                         50,000,000                      .0010                           0
--------------------------  --------------------------  -------------------------  --------------------------
2003 Employee and
Consultant Plan(3)                          40,000,000                      .0020                           0
--------------------------  --------------------------  -------------------------  --------------------------
2003 Employee and
Consultant Plan(4)                          80,000,000                      .0015                           0
--------------------------  --------------------------  -------------------------  --------------------------
2004 Stock Plan(5)                          80,000,000                      .0016                           0
--------------------------  --------------------------  -------------------------  --------------------------
2004 Employee and
Consultant Plan(6)                          80,000,000                      .0011                           0
--------------------------  --------------------------  -------------------------  --------------------------

(1-6) The Plans provide to directors and key employees selected for participation in the Plan with added incentives to continue in the service of AWBI; to create in such directors and employees a more direct interest in the success of the operations of AWBI by relating compensation to the achievement of long-term corporate economic objectives; to attract and retain directors and key employees by providing an opportunity for investment in AWBI; to obtain services for AWBI from independent contractors, for services, at reduced compensation or at rates and/or on terms which are otherwise negotiated favorably to AWBI, by paying their retainer or fees in the form of shares of the Company's common stock, $0.001 par value per share. The Board of Directors of the Company administers the plans.

Before the end of the quarter September 30, 2004 an additional 1,026,390,000 shares of common stock were issued upon conversion of preferred stock into common, pursuant to the agreement with Windsor Professional Plaza, LLC.

For the fourth quarter for fiscal year period ended June 30, 2004, the following stock was issued:

495,000,000 were issued for payment in full on note owed by the Company for past due wages the note amount was credited to Paid in Capital in the amount of
$316,577  which  had  an  original  balance  of  $315,000

546, 260,000 shares of common stock were issued per the conversion of preferred stock into common, pursuant to the agreement with Windsor Professional Plaza, LLC.

During the third quarter ended March 31, 2004 of fiscal year ended June 30, 2004 the following stock was issued;

136,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

156,390,807 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended on March 15, 2004, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

During the second quarter ended December 31, 2003 of fiscal year ended June 30, 2004 the following stock was issued;

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

During the first quarter ended September 30, 2003 of fiscal year ended June 30, 2004 the following stock was issued;

54,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

80,000,000 shares of restricted common stock were issued as per agreement to repurchase of 80,000 shares of DCM.

The company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

The following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

When the words used in this Report, such as; "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements as to statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth and profitability, need for future financing, dependence on personnel, operating expenses, ability to respond to rapid technological change and statements regarding the issuance of common stock to the Company's executive officers. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, the Company's ability to obtain future financing, and the risks set forth below under "Factors That May Affect the Company's Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Alpha Wireless Broadband, Inc. formerly known as Internet Business's International, Inc. ("Company") is currently a start up business that is concentrating on providing "Wireless Internet" (see "Wireless Internet" in
Section 1, for more information) access at business locations. This service is referred to as Wi-Fi (see "Wireless Fidelity" in Section 1, for more information). The Company has had prior experience as a dial-up Internet Service Provider (ISP) and as a broadband Wireless Internet Service Provider
(WISP).  These  operations  ceased  April  2003.

Analysis  of  Selected  Financial  Data

With the Company starting up a business it is important to note that the following discussion and analysis of the Companies financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the years ended June 30, 2004, 2003, are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".


Year End
Statement of Operations Data               Year End June 30
----------------------------       --------------------------------
                                        2004             2003
                                   ---------------  ---------------
Revenues                           $            0   $      778,784

Cost of revenues                   $            0   $       45,000
Sales, General & Admin. Exp.       $      827,229   $    2,629,324
Depreciation & Amortization Exp.   $    1,745,090   $    1,919,823

Net operation income (loss)        $   (2,575,319)  $   (3,815,363)
Net other income                           19,005
Net other expense                  $   (2,619,166)  $     (902,935)
Net income (loss)                  $   (5,175,480)  $   (4,718,298)

Net income (loss) per share        Nil                       -0.05

Weighted average shares
outstanding                         1,433,197,844      103,273,603

Balance Sheet Data
----------------------------       --------------------------------
                                        2004             2003
                                   ---------------  ---------------
Current assets                     $        5,469   $        1,389

Other assets                       $    1,196,038   $    2,646,954

Total assets                       $    1,201,507   $    2,648,343

Current liabilities                $    1,407,787   $    1,302,621
Long-term debt                     $    2,095,083   $      976,469

Shareholders equity (deficiency)   $   (2,301,363)  $      369,253

Total liabilities and equity       $    1,201,507   $    2,648,343

The  Company  paid a dividend in the 2nd Quarter of Fiscal Year ended June 2003.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results  of  Operations

(a)               Comparison  of  Year  to  Year

(1)     Fiscal  2004  Compared  To  Fiscal  2003

The Company received $19,005 from a returned deposit that was written off in a financial report for the year ended June 2002. Therefore the $19,005 was booked as other income for the twelve-month period ended June 30, 2004, the Company operations ceased in the third quarter of fiscal year ended June 30, 2003 which had revenue of $778,784 for that fiscal year.

The resulting loss for the twelve-month period ended June 30, 2004 of ($5,175,480) was comparable to the losses of ($4,718,298) reported for the year ended June 30, 2003.

(2)     Fiscal  2003  Compared  To  Fiscal  2002

     The Company's revenues for the twelve-month period ended June 30, 2003 of $778,784 decreased approximately 132.1% when compared with revenues $5,895,586 of in the prior year. The decrease in revenue is due to the following reasons; ISP loss of revenue from the dial-up, due to attrition and the Company not actively seeking additional dial-up accounts, hosting and web design account due to a vast number of clients either going out of business and or reducing it's expenditures for internet related activities. Due to these reasons the Company closed these operations to reduce the losses. The mortgage loan division ceased operation in December 2001 and therefore did not generate revenue during this fiscal year. The direct marketing division continues to lose money and the associated cost of corporate operations produced the net loss for the fiscal year, therefore this operation was also closed. The only other source of revenue for the Company was from the sale of a depreciated asset that occurred in the second quarter of this fiscal year.

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

Information  on  reportable  segments  is  as  follows:

                             FISCAL  YEAR  ENDED
                      ---------------------------------
                       June 30,  2004    June 30, 2003
                      ----------------  ---------------
FULL-SERVICE ISP
NET SALES             $             0   $      657,096
OPERATING INCOME      $      (786,753)  $   (2,093,562)
                      ----------------  ---------------

MARKETING (B-TO-B/C)
NET SALES             $             0   $        1,688
OPERATING INCOME      $             0   $      (71,355)
                      ----------------  ---------------

OTHER                 $        19.005
NET SALES             $             0   $      120,000
OPERATING INCOME      $    (4,388,727)  $   (2,553,381)
                      ----------------  ---------------

TOTAL
NET SALES             $        19,005   $      778,784
OPERATING INCOME      $    (5,175,480)  $   (4,718,298)
                      ----------------  ---------------

(1) ISP: The resultant loss for the ISP segment for the fiscal year ended June 2004 was ($786,753) this was due to write offs of this segments assets and other cost due to relocating assets and since this segment ceased operations in the third quarter of fiscal year ended June 2003, a segmented comparison would be meaningless

(2) Marketing: This segment was closed by the fiscal year ended June 30, 2003 a segmented comparison would be meaningless.

(3) Other: For the fiscal year ended June 2004 this segment received $19,005 in revenue from a returned deposit that was written off for fiscal year ended June 30, 2002. The revenue for the fiscal year ended June 2003 was from the sale of a depreciated asset, the $120,000 was the net profit from that sale. The losses of ($4,388,727) for the fiscal year ended June 2004 were due to the closing of operations and relocation of offices and equipment. The losses for the prior fiscal year ended June 2003 were also due to the closing down of operations combined with operational losses.

Liquidity  and  Capital  Resources

Net cash provided by operations of $5,469 twelve-month period ended June 30, 2004 was an increase in cash when compared to the cash balance of $1,389 for the twelve-month period ended June 30, 2003. The Company increase in cash was from additional paid in Capital. The Company has alternative sources of capital so the Company can expand its new Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots. This is being provide by two sources; Windsor Professional Plaza LLC which is providing capital to resolve previous Company debts, and through Blue Bear Funding LLC formerly 1st American Factoring LLC which provides capital to expand the Companies current operations.

Critical  Accounting  Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. The most critical accounting policies are the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that of the significant accounting policies used in the preparation of the consolidated financial statements (see Note B to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates. The methods, estimates and judgments The Company uses in applying these most critical accounting policies have a significant impact on the results reported in the Company's financial statements.

Off  Balance  sheet

The Company has not entered into any off balance sheet arrangements that have or reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

Use  of  Estimates

The preparation of the consolidated financial statements are in conformity with United States generally accepted accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Stock-Based  Compensation  Arrangements

The Company issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of our common stock on the date of each respective transaction. These transactions are reflected as a component of general and administrative expenses in the accompanying statement of operations.

Recently  Issued  Accounting  Pronouncements

 In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). SAB 104 clarifies existing guidance regarding revenue recognition. The Company's adoption of SAB 104 did not have an impact on its consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," or Statement
150. Statement 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003, with certain exceptions. Our adoption of Statement 150 did not have an impact on our results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," that amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. Our adoption of SFAS No. 149 did not have an impact on our financial position or results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," or FIN 46. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for the first quarter of 2004. We do not expect the adoption of FIN 46 to have an impact on our consolidated results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 has not had any impact on our financial statements as management uses the fair value of goods and services received to determine the number of shares to issue.

Inflation

The moderate rate of inflation over the past few years has had an insignificant impact on the Company's sales and results of operations during the period.

Capital  Expenditures

There  were  no  capital  expenditures  during  the  2004  fiscal  year.

Net  Operating  Loss  Carry  forwards

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $12,500,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $4,000,000 and $2,400,000 June 30, 2004 and 2003 respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2003 to June 30, 2004 was an increase of approximately $1,600,000.

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

The Company measured the sensitivity of the current value of cost of funds (Prime Rate plus 1.5%) to changes in the mortgage interest rate (bond market plus 1.5%) that the Company charges on funded loans, which is reflected with changes in interest rates. The difference in the cost of funds versus the rate the Company funded the mortgage loans could have benefited the company because the cost of funds was less then the mortgage interest rate, or the Company could lose money if the cost of funds was more than the mortgage interest rate.

The  following  table  summarizes the sensitivity analysis of change in the fair
value  of  our  cost of funds as compared to the residual interests as of   June
30,  2002  and  June  30,  2001:

                           Change In Fair Value As of:
                           June30, 2002  June 30, 2001
                           ------------  -------------
Prime Rate                    4.750%       6.750%
Our Cost of Funds              1.500%      1.500%
                           ------------  -------------
 Total                         6.250%      8.250%

Bond Market                    4.800%      5.331%
Consumer Cost of Funds         1.500%      1.500%
                           ------------  -------------
Total                          6.300%      6.831%

Net Impact Benefit (Loss)      0.050%     (1.419)%

ITEM  7.  FINANCIAL  STATEMENTS

Financial statements as of and for the fiscal years ended June 30, 2004, 2003, and 2002 (restated) are presented in a separate section of this report following Signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Registrant's two most recent fiscal years and the first two quarters of the fiscal year ended June 30, 2004, Henry Schiffer CPA, who was engaged to audit and or review these financial statements was dismissed. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

ITEM  8A.  CONTROLS  AND  PROCEDURES
..
(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its our stated goals under all potential future conditions. The evaluation revealed certain weaknesses in disclosure controls and procedures. Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report, our Chief Executive Officer and Treasurer have concluded that, subject to the limitations noted above, and except for the weaknesses noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

 (b) Changes in internal controls. We plan to institute greater controls by adding additional staff to allow for greater third person review and verification of all transactions thereby enhancing the accuracy of all records. We are also looking to implement many of the new requirements required under the Sarbanes-Oxley Act of 2002 during the coming year. However, we believe that there were are no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM  8B.  OTHER  INFORMATION

None

PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTORS AND CONTROL PERSONS; COMPLICANE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

 (a)  Albert  R.  Reda,  Chief  Executive  Officer/Director.

Mr. Reda, age 58, was appointed a Director and Chief Executive Officer, of the Company in November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

Mr. Reda is also Treasurer and a director of DCM Enterprises, Inc. and Secretary and Director of Global Debit Cash Card, Inc.

(b)  Mildred  Carroll,  Secretary.

Ms. Carroll, age 61 is Secretary to the Company and has worked for the Company and one or more of its subsidiary since April 1999. Prior to that time Ms.
Carroll  was  self  employed.

Involvement  in  Certain  Legal  Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Family  Relationships

There is no family relationship between any director, executive officer or person nominated or chosen by us to become a director or executive officer of our company.

Compliance  with  Section  16(a)  of  the  Exchange  Act

 Section 16(a) of the Exchange Act requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

 Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during fiscal 2003 with respect to fiscal 2003, and certain written representations from executive officers and directors, the Registrant is unaware that any other required reports were not timely filed. Audit Committee and Charter

We do not have a separately-designated audit committee of the Board or any other Board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and,
(5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit  Committee  Financial  Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive, although the Company intends to conduct a search in the near future to identify an individual qualified to serve as audit committee financial expert.

Code  of  Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure  Committee  and  Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM  10.  EXECUTIVE  COMPENSATION

                                              ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                      ------------------------------------    ------------------------------------------------
                                                                                      AWARDS            PAYOUTS
                                                                              ----------------------  ----------
     NAME AND           FISCAL          SALARY       BONUS       OTHER        RESTRICTED   SECURITIES     LTIP     ALL OTHER
    PRINCIPAL           YEAR             ($)          ($)        ANNUAL        STOCK       UNDERLYING   PAYOUTS   COMPENSATION
     POSITION                                                 COMPENSATION     AWARD(S)     OPTIONS/      ($)         ($)
                                                                   ($)           ($)         SARS
                                                                                              (#)
------------------  ----------------  ---------  ----------  -------------  -----------  -----------  ----------  ------------

Albert Reda,
Chief Executive       2004            $240,000          0              0              0            0           0            0
Officer/Secretary     2003            $180,000          0              0              0            0           0            0
(1)

(1) In July of 2002 the company issued a note to Mr. Reda for the wages due to currently and for the fiscal year ended June 2003. A new note was executed for the wages of fiscal years of June 2004. At present the note including the end of September 2003 is for $315,000. This covers January of 2002 through September 2003. Before the end of June 2004 Mr. Reda received shares for the note canceled and the monies owed was credited to Paid in Capital.

Other  Compensation

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 31, 2004 2,015,926,692 shares were issued and outstanding, of which 751,337,998 are restricted by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Company individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                 Name and Address of Beneficial         Amount of
Title of Class                Owner                Beneficial Ownership  Percent of Class
--------------  ---------------------------------  --------------------  -----------------
                Mildred Carroll (1)
Common Stock    P.O. Box 6957
                Stateline, NV 89449                         101,614,222             5.040%
--------------  ---------------------------------  --------------------  -----------------
                Albert Reda Corp. (2)
Common Stock    2250 East Tropicana Ave #631
                Las Vegas, Nevada  89119                      1,000,000             .0496%
--------------  ---------------------------------  --------------------  -----------------
                Albert R. Reda, (3)
Common Stock    2250 East Tropicana Ave  #631
                Las Vegas, Nevada  89119                        156,609             .0008%
--------------  ---------------------------------  --------------------  -----------------
                Omega Limited (4)
Common Stock    1136 E. Stuart Suite 4207
                Fort Collins, Co. 85025                     109,000,000             5.407%
--------------  ---------------------------------  --------------------  -----------------
                Antigua LLC (4)
Common Stock    1136 E. Stuart Suite 4207
                Fort Collins, Co. 80525                     110,000,000             5.457%
--------------  ---------------------------------  --------------------  -----------------
                Adobe Oil
Common Stock    P.O. Box 485
                Laguna Beach, Calif. 92652                  200,000,000             9.921%
--------------  ---------------------------------  --------------------  -----------------
                Alpha Blue Inc (4)
Common Stock    1630 Welton St. #300
                Denver, Co. 80202                           151,000,000             7.490%
--------------  ---------------------------------  --------------------  -----------------
                ARR LLC (2)
Common Stock    2250 East Tropicana Ave #631
                Las Vegas, Nevada  89119                    125,000,000             5.789%
--------------  ---------------------------------  --------------------  -----------------
                Windsor Professional Plaza
Common Stock                         501 Main St.
                Windsor, Co. 80550                          154,470,000             7.662%
--------------  ---------------------------------  --------------------  -----------------
                Shares of all directors and
Common Stock    executive officers as a group (2
                persons)                                    597,770,831            29.652%
--------------  ---------------------------------  --------------------  -----------------

(1)  Mildred  Carroll  is  an  officer  of  the  Company.
(2) Albert Reda Corp. and ARR LLC are controlled by Albert Reda, who holds shares issued as compensation for services performed by Mr. Reda for the Company.
(3)  Albert  Reda  is  an  officer  and  director  of  the  Company.
(4)  Albert  Reda  has  an  interest  in  this  entity  but does not control it.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Other than as set forth below, during the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders.

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

(4) In addition to the Salary and bonuses stated above, Mr. Reda will be eligible to participate in a health insurance plan, including dependent coverage, supplied by the Company. Mr. Reda will also be entitled to participate in any and all group life, workers' compensation, health plan or accidental insurance plans which are adopted by the Company for the benefit of executive officers or employees. Mr. Reda will also be entitled to such sick leave and paid holidays and to such other perquisites of employment, as customarily are extended by the Company to executive officers or employees. In addition Mr. Reda will also be entitled to vacation benefits.

(b) During the fiscal year ended June 30, 2004 the Company entered into several transactions with David Karst, a shareholder, and several companies he owns as follows:

(1) David Karst on behalf of Windsor Professional Plaza LLC controlled 1,029,231 shares of convertible preferred stock. The stock is convertible into 10,292,310,000 shares of common stock which would give David Karst control of the Company if all the shares were converted.

(2) During May and June 2004 54,626shares of preferred stock were converted into 546,260,000 common shares and used to pay expenses of the Company.

(3) Additional conversions resulting in the issuance of 1,000,000,000 common shares were done in August and September 2004 to pay the Company's operating expenses.

(4) During June 2004, the Company cancelled 71,966 shares of preferred stock because they would have converted into an amount of shares in excess of those authorized.

(5)     The Company borrowed $333,377 from Windsor Professional Plaza, LLC - See
Note  4.

(6) The Company appointed KFG LLC as the Trustee for the Creditor Trust - See Note 13.

(7) The Company appointed Financial Services LLC as the Creditor Trust - Trust Protector - See Note 13.

(8) Subsequent to June 30, 2004, Skyy Fi entered into a factoring and Security Agreement with 1st American Factoring a/k/a Blue Bear Funding, a sister Company of Financial Services LLC.

(c) The Company has entered into various transactions with entities affiliated with its President as follows:

(1) The President of the Company is also the CEO and Director of DCM Enterprises, Inc. See Note 11 for details of the various transactions between the Company and DCM Enterprises.

(2) The President of the Company is an officer of Global Debit Cash Card, Inc. ("GDCC"). The Company during 2004 acquired marketing rights from GDCC for cash and stock consideration valued at $515,000.

(3) During 2004 the Company issued 13,000,000 common shares to children of its president for consulting services rendered.

ITEM  13.  EXHIBITS

Exhibits.

Number  Description
------  -----------------------------------------------------------------------------------
        Stock Purchase Agreement  (incorporated by reference to Exhibit 99.1 of Form 8-K
 10.18  filed on September 9, 2003).
------  -----------------------------------------------------------------------------------
        Asset Purchase Agreement between the Company and Debit Card Marketing, Inc.
 10.19  (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 5, 2004).
------  -----------------------------------------------------------------------------------
        Factoring and Security Agreement between the Company and 1st American Factoring
 10.20  (incorporated by refernce to Exhibit 99.1 of Form 8-K filed on June 30, 2004).
------  -----------------------------------------------------------------------------------
  14.1  Code of Ethics (filed herewith).
------  -----------------------------------------------------------------------------------
        Subsidiaries  of  the Company (incorporated by reference to Exhibit 21 of the  Form
    21  10-Q  filed  on  February  15,  2001).
------  -----------------------------------------------------------------------------------
        Certification  Pursuant  to  Section  302 of the Sarbanes-Oxley Act of 2002  (filed
    31  herewith).
------  -----------------------------------------------------------------------------------
        Certification  Pursuant  to  18  U.S.  C.  Section  1350, as adopted pursuant  to
    32  Section  906  of  the  Sarbanes Oxley Act of 2002 (filed herewith).
------  -----------------------------------------------------------------------------------

Reports  on  Form  8-K.

September 9, 2003  Disclosure of agreement to sell 370,000 shares of PMCC pursuant to a Stock Purchase
                   Agreement
-----------------  ---------------------------------------------------------------------------------------
September 9, 2003  Disclosure of Failure of Ace Optics and subsequent settlement agreement regarding Ace
                   Optics
-----------------  ---------------------------------------------------------------------------------------
October 10, 2003   Disclosure of Territory Marketing Agreement with Debit Card Marketing, Inc.
-----------------  ---------------------------------------------------------------------------------------
December 11, 2003  Disclosure of Asset Purchase Agreement entered into between wholly owned subsidiary and
                   Debit Card Marketing, Inc.
-----------------  ---------------------------------------------------------------------------------------
March 5, 2004      Disclosure of Asset Purchase Agreement entered into between the Company and Debit Card
                   Marketing, Inc.
-----------------  ---------------------------------------------------------------------------------------
April 27, 2004     Disclosure of Change of Accountants
-----------------  ---------------------------------------------------------------------------------------
June 30, 2004      Disclosure of Factoring and Security Agreement with First American Factoring
-----------------  ---------------------------------------------------------------------------------------

ITEM  14.  PRINCIAPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees.

 The aggregate fees billed for each of the last two fiscal years and the first two quarters of fiscal year ended June 30, 2004 for professional services rendered by Henry Schiffer CPA were paid in full prior to the dismissal by the Company. The aggregate fees billed and paid for each of the third quarter of fiscal year ended June 30, 2004, and for year ended June 30, 2004 for the review of financial statement and audit of the Registrant's annual financial statements included in the company's Form 10-QSB's: third quarter year ended June 30, 2004 and Form 10-KSB for year ended June 30, 2004 totaled $17,500.

Audit-Related  Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Henry Schiffer CPA that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax  Fees.

The aggregate fees billed and paid in each of the last two fiscal years for professional services rendered by Henry Schiffer CPA for tax compliance, tax advice, and tax planning: $5,000

All  Other  Fees.

 The aggregate fees billed in each of the last two fiscal years for products and services provided by Henry Schiffer CPA, other than the services reported above:
$0.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha  Wireless  Broadband,  Inc.

/s/  Albert  R.  Reda
---------------------
Albert  R.  Reda
Chief  Executive  Officer,  Secretary
Dated:  November 12,  2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/  Albert  R.  Reda
Albert  R.  Reda
Chief  Executive  Officer,  and  Director
November 12,  2004

/s/  Mildred  Carroll
Mildred  Carroll
Secretary
November 12,  2004


Index to Financial Statements                                          Page
---------------------------------------------------------------------  ----

Report of Independent Registered Accountant . . . . . . . . . . . . .  F-1

  Report of Independent Accountant. . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of
  June 30, 2004 and June 30, 2003 . . . . . . . . . . . . . . . . . .  F-3

  Consolidated Statements of Operations for the years ended
  June 30, 2004, June 30, 2003, and June 30, 2002 . . . . . . . . . .  F-4

Consolidated Statement of Stockholders' Equity for the years ended June 30, 2004, June 30, 2003, and June 30, 2002 F-5

  Consolidated Statements of Cash Flows for the years ended
June 30, 2004, June 30, 2003, and June 30, 2002 . . . . . . . . . . .  F-7

  Notes to Consolidated Financial Statements. . . . . . . . . . . . .  F-9

                       [LETTERHEAD OF KEMPISTY & COMPANY]

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board  of  Directors
Alpha  Wireless  Broadband,  Inc.

We have audited the accompanying consolidated balance sheet of Alpha Wireless Broadband, Inc., formerly Internet Business's International Inc. as of June 30, 2004, and the related consolidated statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Alpha Wireless Broadband, Inc. as of June 30, 2003 were audited by other auditors whose report dated October 8, 2003 expressed an unqualified opinion on the statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30 2004, and the results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Alpha Wireless Broadband, Inc. will continue as a going concern. As more fully described in Note 5, the Company incurred operating losses during the 2004 and 2003 fiscal years and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note
5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kempisty  &  Company
Certified  Public  Accountants  PC
New  York,  New  York
November  11,  2004

                      [LETTERHEAD OF HENRY SCHIFFER, CPA]

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
Alpha  Wireless  Broadband,  Inc.
(Formerly  Internet  Business's  International,  Inc.)


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Alpha Wireless Broadband, Inc. for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Alpha Wireless Broadband, Inc.'s operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Alpha Wireless Broadband, Inc. will continue as a going concern. As more fully described in Note 5, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By:  /s/  Henry  Schiffer
          ---------------
Henry  Schiffer,  CPA
Beverly  Hill,  California
October  8,  2003


                          ALPHA WIRELESS BROADBAND, INC
                (FORMERLY INTERNET BUSINESS'S INTERNATIONAL, INC)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004


Assets                                            June 30, 2004
-----------------------------------------------  ---------------

Current Assets:
Cash                                             $        5,469
       Total current assets                      $        5,469
                                                 ---------------

Property and equipment, net                      $       37,210
Intangible assets, net                           $      496,022
Investments                                      $      107,780
                                                 ---------------

      Total other assets                         $      641,012

      TOTAL ASSETS                               $      646,481
                                                 ===============

Liabilities and Stockholders' (Deficit)
Current Liabilities:
-----------------------------------------------
Accounts payable                                 $      669,274
Accrued liabilities                              $      401,451
Judgments payable                                $      435,012
Other current liabilities                        $    1,787,871
Payable to officer                               $      170,572
Note payable related party                       $      117,568
                                                 ---------------
Note Payable                                     $      333,377
      Total current liabilities                  $    3,915,125

      Total Liabilities                          $    3,915,125
                                                 ---------------

Stockholders' (deficit)
Preferred Stock, par value $.001                 $          903
Authorized 10,000,000  Issued  902,639
Common stock, par value $.001                    $    2,015,928
Authorized 10,000,000,000 Issued 2,015,926,692
Additional Paid in Capital                       $    6,617,602
Accumulated deficit                              $  (11,903,077)
                                                 ---------------

      Total Stockholders' (Deficit)              $   (3,268,644)
                                                 ---------------

      Total Liabilities & Stockholders Deficit   $      646,481
                                                 ===============

      The accompanying notes are an integral part of these financial statements


                          ALPHA WIRELESS BROADBAND, INC
                (FORMERLY INTERNET BUSINESS'S INTERNATIONAL, INC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                            June 30,        June 30,
                                         ---------------  -------------
                                              2004            2003
Revenues                                 $            0   $    778,784

Cost and expenses:
   Cost of revenues                      $            0   $     45,000
   Selling, general and administration   $      395,217   $  2,629,324
   Judgments                             $      435,012
   Depreciation and amortization         $    1,745,090   $  1,919,823
                                         ---------------  -------------

     Total costs and expenses            $    2,575,319   $  4,594,147
                                         ---------------  -------------

Net income (loss) from operations        $   (2,575,319)  $ (3,815,363)

Other income                             $       19,005

Other (expense)                          $   (2,619,166)  $   (902,935)
                                         ---------------  -------------

Income (loss) before income taxes        $   (5,175,480)  $ (4,718,298)
                                         ---------------  -------------

Income taxes (benefit)                   $            0   $          0

Net income (loss)                        $   (5,175,480)  $ (4,718,298)
                                         ---------------  -------------

Net income (loss) per common shares      nil                    ($0.05)


Weighted average number of common
shares outstanding                        1,433,197,844    103,273,603


      The accompanying notes are an integral part of these financial statements


                                              ALPHA WIRELESS BROADBAND, INC.
                                    (FORMERLY INTERNET BUSINESS'S INTERNATIONAL, INC.)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                 FOR THE YEAR ENDED JUNE
                                                         30, 2004

                                        Common Stock             Preferred Stock     Capital in
                                    ($0.001 par value)          ($0.001 par value)    Excess of
                                     Shares        Amount       Shares     Amount     Par Value      Deficit        Total
                                 --------------  -----------  ----------  ---------  -----------  -------------  ------------
Balance July 1, 2003               178,272,603   $  178,274   1,029,231   $  1,029   $6,917,547   $ (6,727,597)  $   369,253

Common stock issued for
Services                           157,108,282      157,108           -          -      (18,627)             -       138,481

Common stock issued for
TMR payment                        202,895,000      202,895    (102,895)   100,000

Common stock issued for
  investment in DCME               280,000,000      280,000           -          -            -              -       280,000

Common stock issued for
TMR agreement                      156,390,807      156,391           -          -            -              -       156,391

Common stock issued for
 Officers compensation             495,000,000      495,000           -          -     (178,423)             -       316,577

Common stock issued for
conversion of preferred stock      546,260,000      546,260     (54,626)       (54)      54,620

Cancellation of preferred stock        (71,966)         (72)        (72)

Loss for fiscal year ended
    June 30, 2004                            -            -           -          -            -     (5,175,480)   (5,175,480)
                                 --------------  -----------  ----------  ---------  -----------  -------------  ------------
Balance June 30, 2004            2,015,926,692   $2,015,928     902,639   $    903   $6,617,602   $(11,903,077)  $(3,268,644)
                                 ==============  ===========  ==========  =========  ===========  =============  ============

      The accompanying notes are an integral part of these financial statements


                                              ALPHA WIRELESS BROADBAND, INC.
                                    (FORMERLY INTERNET BUSINESS'S INTERNATIONAL, INC.)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEAR ENDED JUNE 30,  2003

                                         Common Stock         Preferred Stock    Capital in
                                      ($0.001 par value)    ($0.001 par value)    Excess of
                                      Shares      Amount     Shares     Amount    Par Value       Deficit        Total
                                   ------------  --------  ----------  --------  ------------  -------------  ------------
  Balance June 30, 2002             38,272,603   $382,736           -  $      -  $ 6,214,114   $ (2,009,299)  $ 4,587,551


  Preferred stock issued                     -          -   1,029,231     1,029       (1,029)             -             -

  Common stock issued for
    Compensation (par value $.01)   40,000,000    400,000           -         -            -        400,000

  Common stock issued for
    investment in DCME              40,000,000     40,000           -         -            -              -        40,000
  (par value $.0001)
  Common stock issued for
  Compensation (par value $.001)    60,000,000     60,000           -         -            -              -        60,000

  Net adjustment for par
   value change                       (704,462)         -           -   704,462            -              -

  Loss for fiscal year ended
      June 30, 2003                          -          -           -         -            -     (4,718,298)   (4,718,298)
                                   ------------  --------  ----------  --------  ------------  -------------  ------------

  Balance June 30, 2003            178,272,603   $178,274  $1,029,231  $  1,029  $6,,917,547   $( 6,727,597)  $   369,253
                                   ============  ========  ==========  ========  ============  =============  ============

      The accompanying notes are an integral part of these financial statements


                          ALPHA WIRELESS BROADBAND, INC
                (FORMERLY INTERNET BUSINESS'S INTERNATIONAL, INC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                         2004           2003
                                                    --------------  -------------

Cash Flows From Operating Activities
--------------------------------------------------
Net income  (loss)                                    ($5,175,480)   ($4,718,298)
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation and amortization                           1,795,090      1,919,823
Write down of Investment                                1,043,552
Issuance of stock for services                            455,058        460,000
Adjustment for companies acquired                         306,597
Changes in operating assets and liabilities:
   Accounts payable                                       265,453        -92,969
   Accrued liabilities                                   (381,919)       783,370
   Judgments payable                                      435,012
   Other current liabilities                              695,972
Payable to officer                                        170,572
Note Payable Related Party                                117,568
                                                    --------------  -------------
Net cash used in operating activities                   ($322,525)   ($1,704,698)
                                                    --------------  -------------

Cash Flows From Investing Activity
--------------------------------------------------
   Sale of property and equipment                         140,940
   Purchase of intangible assets                           -6,772       -194,068
Cash portion of purchase of DCME stock                   (140,940)
                                                    --------------  -------------
Net cash used in investing activates                      ($6,772)     ($194,068)
                                                    --------------  -------------

Cash Flows From Financing Activates
--------------------------------------------------
Net repayment of credit lines                               8,632
Net issuance of long-term debt                            333,377        400,000
Payment of notes                                          726,746
Common stock/issuance-reverse net                         704,462
                                                    --------------  -------------
Net cash provided by financing activates            $     333,377   $  1,839,840
                                                    --------------  -------------

Net increase (decrease) in cash                             4,080        -58,926


Cash, beginning of year                                     1,389         60,315
                                                    --------------  -------------

Cash, end of year                                   $       5,469   $      1,389
                                                    --------------  -------------


Supplemental Cash Flow Disclosure
   Interest Paid                                    $      60,000   $          -

   Taxes Paid                                       $           -   $          -

Supplemental Disclosures of Cash Flow Information
--------------------------------------------------

  Non-cash investing and financing activities:

Common stock issued for services                    $     138,481   $          -

Common stock issued for officer's compensation            316,577              -

Common stock issued for TMR payment                       100,000              -

Common stock issued for conversion of
preferred stock and pay operating expenses                546,208              -

      The accompanying notes are an integral part of these financial statements

                          ALPHA WIRELESS BROADBAND, INC
               (FORMERLY INTERNET BUSINESS'S INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note  1   Summary  of  Significant  Accounting  Policies

     Description  of  Business  and  Change  in  Control

Prior to December 31, 1997, Alpha Wireless Broadband, Inc formerly known as Internet Business's International, Inc. "the Company", was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consist of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during fiscal year ended June 30, 2003. During the current fiscal year, the Company started a new wireless operation through its wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation, providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots

After the end of the current fiscal year, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patrons access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 20 Wi-Fi locations installed.

The  Company  has  one  office  in  the  US  and  fewer  than  5  employees.

Basis  of  Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company balances and transactions are eliminated in consolidation.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts and notes and mortgage loans receivable. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year classification.

Cash  and  Cash  Equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Property  and  Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three to five years for computers and computer related equipment and five to seven years for other non-computer furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the lease, ranging from one to five years.

Investments

Investments  are  stated  at  the  lower  of  cost  or  market  value.

Intangible  Assets

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, the Company undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is normally 36 months. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

Additional  Paid  In  Capital

In June of 2004 495,000,000 shares were issued for the note that the Company owed for prior year wages in the amount of $316,577.

In April of 2003 the par value of the Company's stock was changed from $.01 per share to $.001 per share.
The  net  difference  of  $704,462  was  included  in  paid-in  capital.

In May of 2002 a one for ten-share reverse stock split became effective. This was the first part of a Securities Purchase Agreement in conjunction with a stock registration. The Company received $120,000 as a loan to be paid with the registration of stock during the fiscal year. Due to the price drop in the stock after the reverse the registration did not occur. The Loan proceeds were booked as long-term debt. The stock reverse difference of shares issued and outstanding in the amount of $2,544,624 was included in additional paid-in capital.

In March 2000, the Company issued an additional 7,000,000 shares of the Company's common stock, in a private placement to a qualified investor, which provided $3,382,560 to the Company.

Revenue  Recognition

For current Company operations, providing wireless Internet access, fees are charged either to the proprietor of the WI-Fi hotspot location or the customer using the services. The fees paid by a proprietor for services provided on a month-to-month basis are billed at the end of each month for which the service is contracted. The fees paid by customers using the wireless Internet access are paid at the time service is provided.

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

Income  Taxes

The Company accounts for income taxes under the asset and liability approach where deferred income tax assets and liabilities reflect future tax consequences, this is based on enacted tax laws, of the temporary differences between financial and tax reporting at the balance sheet date.

Earnings  (Loss)  per  Share

Basic earnings (loss) per share is based on the weighted effects of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Dilutive earnings (loss) per share is not presented since diluted securities have an anti-dilutive effect.

Recent  Accounting  Pronouncements

 In  December  2003,  the  Securities  and  Exchange  Commission  released Staff
Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies existing guidance regarding revenue recognition. The Company's adoption of SAB 104 did not have an impact on its consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("Statement 150"). Statement 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003, with certain exceptions. The Company's adoption of Statement 150 did not have an impact on results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," that amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, with certain exceptions. The Company's adoption of SFAS No. 149 did not have an impact on financial position or results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for the first quarter of 2004. The Company does not expect its adoption of FIN 46 to have an impact on consolidated results of operations, financial position or cash flows

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 has not had any impact on the Company's financial statements as management uses the fair value of goods and services received to determine the number of shares to issue.

Note  2  Business  Combinations

The Company's business combinations have been accounted for using the purchase method and, accordingly, the total purchase price of each acquired company was allocated to the tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the closing date of the acquisition. The excess purchase price over the fair value is recorded as goodwill. Results of operations for the acquired companies are included prospectively from the date of acquisition.

In December 2003 the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc for 60,000,000 shares of Global Debit Cash Card, Inc. a subsidiary of the Company, which included reduction of the note owed by the Company to $515,000 that was transferred as an asset to Global Debit Cash Card, Inc.

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock, as per the agreement with DCM Enterprises, Inc. The Company then transferred Alpha Tooling, Inc to DCM Enterprises, Inc for credit towards the debit it had with DCM Enterprises, Inc. After October 1st 2003 the transaction was changed by agreement to an Asset assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306.

In June 2002 the Company announced the sale of Ace Optics, a subsidiary of Guarantee Capital Group, to CRT Corporation for $2,000,000 worth of CRT restricted stock (2,000,000 shares).

In June 2002 the Company announced plans to divest itself of the Guarantee Capital Group subsidiary, and in anticipation of that occurrence ceased operations of the on-line mortgage lending group.

In February 2002 the Company announced plans to spin-off Global Construction Buying Group to its shareholders by the year end. This transaction was never completed.

In September 2001 the Company started Guarantee Capital Group, which acquired the computer, furniture and processing equipment from the new owner of Atlas Capital Corporation for $30,000. In November 2001 Guarantee Capital Group had exceeded the capacity of its mortgage banking line. This prevented the funding of the balance of its processed loans and resulted in most of the employees being laid off. The Company ceased the operation of Guarantee in June 2002.

In September 2001 the Company started a new marketing subsidiary 1st2 Market Incorporated and ceased operating its predecessor, Allstates Communications Inc. The new subsidiary only markets the Company's products whereas Allstates marketed cell phones for cellular phone companies.

In March 2001, the Company ceased to operate Global GPP Corporation and closed its corresponding operation in Europe. The Company started a new corporation, Global Construction Buying Group, a wholly owned subsidiary, whose main asset is the equipment acquired from Global GPP Corporation.

In October 2000, the Company signed an acquisition agreement with Auction-Sales.Com. The Company invested $180,000 in Auction-Sales.Com and in December 2000 rescinded the acquisition due to undisclosed debts. The Company sued for the return of the funds and the case was remanded to arbitration. The Company lost the arbitration and wrote off the $180,000 investment.

In October 2000, the Company acquired the auction website operations of the Sonic Auction Company for a purchase price of approximately $5,000. With this acquisition the Company acquired a database and a functioning web auction site. The Company issued 500,000 shares of restricted common stock to acquire Sonic Auction Company. This site ceased operations in March of 2001.

In April 2000, the Company acquired all the outstanding stock of Atlas Capital Corporation, a mortgage-banking company, for 600,000 shares of restricted common stock valued at $6,000. In connection with the acquisition, the Company acquired assets of approximately $3,183,000 and assumed liabilities of approximately $3,179,000. The difference of $260,000 was recorded as intangible assets related to acquisition of trade names, websites, and workforce-in-place and is being amortized over 5 years. In August 2001 the company sold Atlas Capital Corporation with its assets and liabilities.

In March 2000, the Company acquired the assets and assumed certain liabilities of Internet 2xtreme, an Internet Service Provider based in northern California. The total purchase price was $735,000, which consisted of $17,635 cash and 124,589 shares of restricted common stock valued at $186,888. In connection with the acquisition, the Company recorded intangible assets of approximately $666,000, which consisted of approximately 4,800 customer accounts, website and workforce-in-place, which are being amortized over 5 years.

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

In November 1999, the Company acquired an E Commerce website Optical Brigade, an on-line sunglass distribution website, for 50,500 shares of restricted common stock valued at $50,500.

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

In June 1999, the Company acquired the assets of L.A. Internet, a southern California-based Internet Service Provider, which included customer accounts, trade name, websites, etc. for $545,000 in exchange for a reduction of the Note Receivable from Iron Horse Holdings, Inc. (see Preferred Stock Note 6).

Note  3  Certain  Financial  Statement  Information


                                                                                            June 30,
                                                                                              2004
                                                                                        -----------------
Investment:
  Stock of PMCC/GNVN                                                                    $        107,692
  Stock of DCM Enterprises                                                                            88
                                                                                        -----------------
  Total Long Term Investments                                                           $        107,780
                                                                                        =================

Property and equipment:
  Office furniture and equipment                                                        $        146,683
  Machinery and computer equipment                                                                12,809
  Less:  accumulated depreciation                                                               (122,282)
                                                                                        -----------------
  Property and equipment, net                                                           $         37,210
                                                                                        =================

Intangible assets:
  Web Sites                                                                                        3,000
  Computer Programs                                                                                3,772
     Purchase of Territory Marketing Agreement                                                   515,000
      Less:  accumulated amortization                                                            (25,750)
                                                                                        -----------------
  Intangible assets, net                                                                $        496,022
                                                                                        =================

Note  4.  Note  Payable

Note payable as of June 30, 2004 consists of the following: Note payable Windsor Professional Plaza LLC.

   Note  Payable  -  Windsor  Professional  Plaza LLC                   $333,337
                                                                         -------
                                               Total     $               333,377

The note payable bears interest at prime plus 4% and is due May 14, 2006. Interest is payable quarterly. The note is secured by series A convertible preferred stock. See note 7 Preferred Stock. This note is currently in default which per legal counsel allows the note holder to convert the preferred stock to common stock.

Note  5.  Going  Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses. As of June 30, 2004 the current liabilities exceed current assets by $3,576,279. As shown in the financial statements, the Company incurred a net loss of $5,792,976 for the fiscal year ended June 30, 2004.

The future success of the Company is dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. The Company has obtained financing for the expansion of its current operations through Blue Bear Funding formerly 1st American Factoring, LLC, and has a funding line though Windsor Plaza Funding LLC and KFG LLC and the Company has also established a Creditor
Trust  to  pay  off  debts  from  the  previous  operations.

Note  6  -  Related  Party  Transactions

During the fiscal year ended June 30, 2004 the Company entered into several transactions with David Karst, a shareholder, and several companies he owns as follows:

David Karst on behalf of Windsor Professional Plaza LLC controlled 1,029,231 shares of convertible preferred stock. The stock is convertible into 10,292,310,000 shares of common stock which would give David Karst control of the Company if all the shares were converted.

During May and June 2004 54,626shares of preferred stock were converted into 546,260,000 common shares and used to pay expenses of the Company.

Additional conversions resulting in the issuance of 1,000,000,000 common shares were done in August and September 2004 to pay the Company's operating expenses.

During June 2004, the Company cancelled 71,966 shares of preferred stock because they would have converted into an amount of shares in excess of those authorized.

The  Company  borrowed  $333,377  from  Windsor  Professional  Plaza,  LLC  -
See  Note  4.

The  Company  appointed  KFG  LLC  as  the  Trustee  for  the  Creditor  Trust -
See  Note  13.

The  Company  appointed  Financial  Services  LLC  as the Creditor Trust - Trust
Protector  -  See  Note  13.

Subsequent to June 30, 2004, Skyy Fi entered into a factoring and Security Agreement with 1st American Factoring a/k/a Blue Bear Funding, a sister Company of Financial Services LLC.

The Company has entered into various transactions with entities affiliated with its President as follows:

The President of the Company is also the CEO and Director of DCM Enterprises, Inc. See Note 11 for details of the various transactions between the Company and DCM Enterprises.

The President of the Company is an officer of Global Debit Cash Card, Inc. ("GDCC"). The Company during 2004 acquired marketing rights from GDCC for cash and stock consideration valued at $515,000.

During 2004 the Company issued 13,000,000 common shares to children of its president for consulting services rendered.

Note  7.     Stockholders'  Equity

Authorized  Shares

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004. The Company does not have enough Authorized shares to issue in the event of the conversion of all of it's preferred stock outstanding.

Stock  Issuance

During  fiscal  year  ended  June  30,  2004,  the  following  stock was issued:

495,000,000 shares were issued for payment in full on a note owed by the Company for past due wages.

546,260,000 shares of common stock were issued per the conversion of preferred stock into common, pursuant to the agreement with Windsor Professional Plaza, LLC.

136,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

156,390,807 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

170,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

200,000,000 shares of restricted common stock were issued to repurchase 200,000 shares of DCM.

54,000,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

80,000,000 shares of restricted common stock were issued as per agreement for the repurchase of 80,000 shares of DCM.

The company complies with the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for
Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.

Stock  Issuance  for  Acquisitions

Refer  to  Note  2-Business  Combinations

Preferred  Stock

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231, preferred shares to Windsor Professional Plaza, LLC. During June 2004 the Company cancelled 71,966 shares in order to reduce preferred stock outstanding because they would have converted into an amount of common shares in excess of those authorized.

Note  8  Income  Taxes

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $12,500,000 to offset future taxable income. Such carryforwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $4,000,000 and $2,400,000 June 30, 2004 and 2003 respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2003 to June 30, 2004 was an increase of approximately $1,600,000.

Note  9  Commitments

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for office space that expire through June, 2007. The Company rents additional office space in Nevada, on a month to month basis. Remaining commitments under the operating leases are as follows:

     Fiscal  Year  Ending  June  30           Amount
     ------------------------------          --------
                2005                         $38,640
                2006                          40,572
                2007                          34,734
                                             --------
                                             $113,946

Note  10  Segment  Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there were three reportable segments based on the customers served by each segment: Full service internet service provider (ISP), mortgage banking business (which ceased operation in June 2002), and business-to-consumer ("B2C") provider (which ceased operations during fiscal year ended June 2003). Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. Even though all operations ceased before the previous year end of June 30, 2003 there were ongoing expenses related to the closing of the respective operations.

Full service Internet service provider serves customers requiring Internet access in the western United States through dial-up, and high-speed wireless; web hosting and web design (which ceased operations as of June 30, 2003). Mortgage banking business includes online mortgage loan origination, processing, servicing and re-sales, (which ceased operations in June 2002). Business-to-consumer provider primarily consists of cellular phone service origination fees and sales (which ceased operation as of June 30, 2003).

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

Information  on  reportable  segments  is  as  follows:


                            FISCAL  YEAR  ENDED
                      --------------------------------
                       June 30, 2004    June 30, 2003
                      ---------------  ---------------
FULL-SERVICE ISP
NET SALES             $            0   $      657,096
OPERATING INCOME      $     (786,753)  $   (2,093,562)

MARKETING (B-TO-B/C)
NET SALES             $            0   $        1,688
OPERATING INCOME      $            0   $      (71,355)

OTHER
NET INCOME            $       19,005   $      120,000
OPERATING INCOME      $   (4,388,727)  $   (2,553,381)

TOTAL
NET SALES             $            0   $      778,784
OPERATING INCOME      $   (5,175,480)  $   (4,718,298)

During June 30, 2003 management decided to close down the Marketing segment of the Company. The debts of the subsidiary were incorporated into the parent Company and the debts owed to the parent Company of $1,259,236 were written off.

     Note  11  Other  Events

a.  Company  Acquisition

In December 2003 the Company acquired the assets of Debit Card Marketing Company Enterprises, Inc for 60,000,000 shares of Global Debit Cash Card, Inc. (a subsidiary of the Company) which included reduction of the note owed by the Company to $515,000. That debit transferred as an asset to Global Debit Cash Card, Inc.

In June 2002, DCM Enterprises, Inc. ("DCM") entered into an asset purchase agreement with the Company for the purchase of assets consisting of equipment, inventory, and proprietary information used in the sale of sunglasses (hereinafter referred to as "Ace Optics"). The purchase price consisted of 2,000,000 restricted shares of DCM's common stock valued at $1,000,000 or $0.50 per share. However, due to a disagreement with the Company's former officer and director, the Company was unable to take control of Ace Optics. Therefore, the transaction was rescinded. On August 22, 2003, DCM and the Company entered into an agreement to compensate DCM for the rescinded Ace Optics agreement. Pursuant to the Compensation Agreement, IBII has agreed to compensate the DCM approximately $768,000 in either cash, stock, or in other assets mutually agreed upon since the Company has received approximately $141,000 in equipment, $269,000 in cash, $150,000 in land and $65,060 in deposit related to real property purchase. The amount owed under this agreement carries a 5% annual interest rate. The entire amount is owed and due on February 22, 2005. Albert Reda, the Company's CEO, also serves as DCM's CEO.

In September 2003 the Company through its wholly owned subsidiary Global Debit Cash Card, Inc, a Nevada Corporation (GLCD), agreed to purchase from DCM the Colorado and Utah territories for marketing the CARDS as per the USA Territory Marketing Representative Agreement. Pursuant to the terms of the agreement GLCD operates as the Territory Marketing Representative in Colorado and Utah and license resellers of the CARDS. The Licensed Activated Resellers (LAR) will be licensed through GLCD, the Territory Marketing Representative.

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock. As per the agreement with DCM Enterprises, Inc the Company transferred Alpha Tooling, Inc to DCM Enterprises, Inc for credit towards the debit it has with DCM Enterprises, Inc. After October 1st 2003 the transaction was changed by agreement to an Asset assignment.

b.  Marketing  Agreement

The USA Territory Marketing Representative Agreement previously entered into between the Company and Global Debit Cash Card, Inc. was amended on March 15, 2004, to reflect the receipt of 156,390,807 shares of common stock as payment in full in exchange for the limited exclusive right to market and sell debit cards in the states of Colorado and Utah for a period of 10 years.

c.  Stock  Repurchase

In December 2003 the Company reacquired 200,000 shares of DCME for 200,000,000 restricted shares of the Company.

The stock repurchase agreement was modified allowing an additional 200,000 shares of DCME to be repurchased by the Company.

In September 2003 the Company agreed to reacquire the 149,283 shares previously sold to the investor. The agreement provides for the issuance of 560,000 shares of DCM Enterprises ("DCME") common stock in addition to 40,000,000 shares of restricted common stock of the Company. The agreement also allows the Company to purchase from the investor 200,000 shares of the 560,000 shares of DCME based upon the following terms per quarter. 40,000 shares of DCME for 40,000,000 shares of restricted common stock of the Company. This agreement to purchase the 200,000 shares of DCME is only in effect until such time that DCME begins trading.

d.  Agreement  between  the  company  and  DCM  Enterprise,

March 18 2004 DCM filed the following information on form 8K as further agreement to the original agreement between the Company and DCM:

In August 2003 the Company agreed to provide the Buyer of Ace Optics an alternative company or return the Buyer's stock since Ace Optics ceased operations immediately after the acquisition. In lieu of an alternative Company the Buyer and Seller agreed that the balance of the DCME stock received by the Seller will be returned to the Buyer. Subsequently the Company acquired and then sold Alpha Tooling to DCM.

In August 2003 The Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock. As per an agreement with DCM Enterprises, Inc the Company initially transferred Alpha Tooling, Inc to DCM Enterprises, Inc, in exchange for a reduction of the debit it had with DCM Enterprises, Inc. During October 2003 the transaction was changed by agreement to an Asset assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc. from $760,000 to $448,361.

e.  Dividend

On June 17 2002, the Company announced the sale of Aces Optics to CRT Corp. for 2,000,000 shares of CRT restricted stock valued at $1.00 per share. The dividend was to be based on one share of CRT Corp. per 100 shares of post reverse shares of the Company. On July 8, 2002, the Company announced the dividend record date of July 17, 2002. On July 18, 2002 the Company announced the date of distributions to be August 30, 2002. By September 15, 2002 the Transfer agent, working with DTC, completed the issuance of the divided CRT Corp. restricted shares to its shareholders.

f.  PMCC
On August 2, 2000, the Company announced that it had entered into an agreement whereby the Company would purchase 2,460,000 shares of PMCC Financial Corp. ("PMCC"), a full-service mortgage banking company, from PMCC's former chairman of the board, Ronald Friedman, and The Ronald Friedman 1997 Grantor Retained
Annuity Trust, which represented 66.36% of the outstanding shares of PMCC. The aggregate purchase price of $3,198,000 is to be paid in cash to the seller by the Company as follows: $700,000 at date of closing; $306,857 for each of the seven installment payments to be paid on the 30th, 60th, 90th, 120th, 150th, 180th and 210th days following the close; $175,000 on each of the 240th and 270th day after the date of the closing. Shares of PMCC, a listed AMEX company, were not trading at the time of the agreement. In the event that three months after closing, PMCC's shares are not actively trading on the AMEX or NASDQ exchanges and the Company has not merged PMCC with the Company or any of the Company's subsidiaries, the purchase price shall be reduced by the amount of the final two $175,000 payments.
On July 28, 2000, in a separate transaction, the Company entered into a stock purchase agreement with an unrelated individual whereby the Company would sell up to 370,000 shares of PMCC that the Company either owns or will eventually own, for total consideration of $1,387,500. Shares of PMCC stock sold by the Company will be released to the buyer in proportion to payments received.

On March 2, 2001, the Company filed an action against Ronald Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust in Federal Court, in Orange County, California for rescission of the purchase of the PMCC stock agreement and return of $1,006,857 paid by the Company. On August 16, 2001 Ronald Friedman, Robert Friedman, and The Ronald Friedman 1997 Grantor Retained Annuity Trust filed an action against the Company for the balance of the price under the contract in the amount of $2,191,143. This action was filed in the U.S. District Court for the Southern District of New York. In February 2002 the New York case was transferred to California and consolidated with the case filed by the Company in Orange County, CA. The Company feels that it will prevail in this action.

As of December 31, 2000, the Company received payments of $559,812 and released 149,283 shares of PMCC stock that it owned. If PMCC is not actively trading within six months of the agreement, the Company will issue to the Buyer the equivalent number of shares of stock of the Company. PMCC has been actively trading as of January 19, 2001, and the $410,529 gain on the sale of the PMCC stock has been included in revenues for that period, ending December 31, 2000.

In January 2001, PMCC was de-listed from the American Stock Exchange and began trading on the Pink Sheets under the symbol "PMCF". This met the trading requirement as per the stock sale agreement the Company had entered into with an unrelated individual.

Note  12  -  Legal  Proceedings

Globalist  v.  Internet  Business's  International,  Inc.  et  al

In this matter Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company has appealed the court's decision and the award.

Ronald  Friedman,  Robert  Friedman,  the  Ronald Friedman 1997 Grantor Retained
--------------------------------------------------------------------------------
Annuity  Trust  v.  Internet  Business's  International, Inc. et al and Internet
--------------------------------------------------------------------------------
Business's  International.  Inc. v Ronald Friedman 1997 Grantor Retained Annuity
--------------------------------------------------------------------------------
Trust
-----

In April 2001 Ronald Friedman and the Ronald Friedman 1997 Grantor Retained Annuity Trust sued the Company for, among other things, breach of contract, in the United States District Court, Southern District of New York. The case was transferred to the United States District Court, Central District of California, Southern Division, to be consolidated with Internet Business's International. Inc. v Ronald Friedman 1997 Grantor Retained Annuity Trust. At that time the Company filed a cross-complaint against the Trust for rescission and the return of $1,006,857. This case has been dismissed by the judge.

Community  Bank  of  Nevada  v  InternetBusiness's  International,  Inc.  et  al
--------------------------------------------------------------------------------

On December 20, 2000, the Community Bank of Nevada filed a lawsuit in District Court, Clark County against Internet Business's International. Inc., seeking the return of equipment. The Company was not aware of the lawsuit and a default judgment was entered against the Company in the amount of $134,052. The Company's attorney is currently in negotiations to settle this matter.

Louis  Cherry  v.  InternetBusiness's  International,  Inc.
-----------------------------------------------------------

On June 4, 2004 Mr. Cherry filed a lawsuit in California Superior Court, Orange County. Mr. Cherry alleges breach of an employment contract and is seeking an unspecified amount of money in damages. At the time of this filing the matter is still pending.

 Management of the Company believes that due to its current financial condition, any unfavorable outcome in the above matters will have a materially adverse effect on the financial condition, results of operations and cash flows of the Company.

Note  13-  Subsequent  Events

On September 30, 2004 the Company amended its Certificate of Incorporation and authorized 5,000,000 shares of Series C Preferred stock, $0.01 par value, convertible, with a stated value of $1.00 per share for conversion purposes. The C Preferred stock is convertible at the option of the holder into common shares of the Company at the end of 12 months from the date of its issuance based upon the ten day average trading price of the common stock just prior to the end of the 12 month holding period. The conversion ratio will be adjusted for any stock splits, dividends or distributions.

 During September 2004 the Company changed its name to Alpha Wireless Broadband, Inc.

In September 2004 the Company entered into a binding Letter of Intent to acquire Seamless P2P LLC for preferred and common stock of the Company with a value of $1,000,000 subject to adjustments as defined in the agreement.

During July 2004 the Company established a Creditor Trust to try to work out the Company's debts. Management intends to fund the Trust with 1,500,000.000 shares of the Company's common stock during November 2004. However, the Trust is authorized to accept assets of $1,500,000 or approximately 4,500,000,000 shares. The Trustee KFG LLC. is owned by a shareholder of the Company and is related to the long-term note holder and will receive a Trustee fee of the lesser of $10,000 or 10% of the amount paid out by the Trust each month. Additionally, during November 2004 Financial Services LLC. was appointed as the Trust Protector. Financial Services LLC. is owned by the Trustee.

During August and September 2004, Windsor Professional Plaza LLC. (the Noteholder) converted 100,000 shares of convertible preferred stock for 1,026,390,000 shares of common stock which was then used to pay operating expenses of the company.