Form 10QSB
period 2004-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2004-11-29
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-20259


                         ALPHA WIRELESS BROADBAND, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation of organization)

                                   33-0845463
                                   ----------
                      (I.R.S. Employer Identification No.)

              10120 S. Easter Avenue, #200, Henderson, Nevada 89052
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (775) 588-2387
                                 --------------
                           (Issuer's telephone number)

           2250 East Tropicana, Suite 19-309, Las Vegas, Nevada 89119
           ----------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check  mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, the Issuer had 3,410,356,692 shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [  ]

                                TABLE OF CONTENTS

PART  I  -  CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

CONDENSED  CONSOLIDATED  BALANCE  SHEETS  AS  OF SEPTEMBER, 30 2004 AND JUNE 30,
2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

ITEM  3.  CONTROLS  AND  PROCEDURES

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

ITEM  2.  CHANGES  IN  SECURITIES

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

ITEM  5.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The consolidated financial statements of Alpha Wireless Broadband, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended June 30, 2004.


                                    ALPHA  WIRELESS  BROADBAND,  INC.
                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)


Assets                                                              September 30, 2004    June 30, 2004
-----------------------------------------------------------------  --------------------  ---------------

Current Assets:
Cash                                                               $             1,274   $        5,469
                                                                   --------------------  ---------------
       Total current assets                                        $             1,274   $        5,469

Property and equipment, net                                        $            25,261   $       37,210
Intangible assets, net                                             $           487,339   $      496,022
Investments                                                        $           225,310   $      107,780
                                                                   --------------------  ---------------

      Total other assets                                           $           737,910   $      641,012

      TOTAL ASSETS                                                 $           739,184   $      646,481
                                                                   --------------------  ---------------

Liabilities and Stockholders' (Deficit)
-----------------------------------------------------------------  --------------------  ---------------
Current Liabilities:
Accounts payable                                                   $           723,418   $      669,274
Accrued liabilities                                                $           397,590   $      401,451
Judgments payable                                                  $           445,888   $      435,012
Other current liabilities                                          $         1,828,908   $    1,787,871
Payable to officer                                                 $           221,887   $      170,572
Note payable related party                                         $           111,568   $      117,568
Note Payable                                                       $           206,774   $      333,377
                                                                   --------------------  ---------------
      Total current liabilities                                    $         3,936,003   $    3,915,125

      Total Liabilities                                            $         3,936,033   $    3,915,125
                                                                   --------------------  ---------------

Stockholders' (deficit)
Preferred Stock, par value $.001                                   $               750   $          903
Authorized 10,000,000  Issued  750,000 and 902,639
At September 30 and June 30, 2004 respectively
Common stock, par value $.001                                      $         3,410,357   $    2,015,928
Authorized 10,000,000,000 Issued 3,410,356,692 and 2,015,926,692
At September 30 and June 30, 2004 respectively
Additional Paid in Capital                                         $         6,507,724   $    6,617,602
Accumulated deficit                                                $       (13,115,680)  $  (11,903,077)
                                                                   --------------------  ---------------

      Total Stockholders' (Deficit)                                $        (3,196,849)  $   (3,268,644)
                                                                   --------------------  ---------------

      Total Liabilities & Stockholders Deficit                     $           739,184   $      646,481
                                                                   --------------------  ---------------

The  accompanying  notes  are  an  integral  part  of these financial statements


                      ALPHA WIRELESS BROADBAND, INC
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                          3 Months Ended  3 Months Ended
                                          September 30,   September 30,
                                               2004            2003
                                         ----------------  -------------
Revenues                                 $             0   $          0

Cost and expenses:
   Cost of revenues                      $             0   $          0
   Selling, general and administration   $       313,657   $    275,578
   Depreciation and amortization         $        25,137   $    378,817
                                         ----------------  -------------

     Total costs and expenses            $       338,794   $   (654,395)
                                         ----------------  -------------

Net income (loss) from operations        $      (338,794)  $   (654,395)

Other income                             $           620   $    118,405

Other (expense)                          $      (874,428)  $ (1,449,236)
                                         ----------------  -------------

Income (loss) before income taxes        $    (1,212,602)  $ (1,330,831)
                                         ----------------  -------------

Income taxes (benefit)                   $             0   $          0

Net income (loss)                        $    (1,212,602)  $ (1,985,226)
                                         ----------------  -------------

Net income (loss) per common shares                  nil            nil


Weighted average number of common
shares outstanding                         2,228,365,608    224,940,603

The  accompanying  notes  are  an  integral  part  of these financial statements


                          ALPHA WIRELESS BROADBAND, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     3 Months Ended
                                                      September 30,
                                               ----------------------------
                                                   2004           2003
                                               -------------  -------------

Cash Flows From Operating Activities
---------------------------------------------
Net income  (loss)                              ($1,212,602)   ($1,985,226)
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation and amortization                        25,137        378,817
Write down of Investment
Issuance of stock for services                      874,428        134,000
Adjustment for companies acquired
Changes in operating assets and liabilities:
   Accounts payable                                  54,144        403,821
   Accrued liabilities                               (3,861)       783,370
   Judgments payable                                 10,876
   Other current liabilities                         41,037
Payable to officer                                   51,315
Note Payable Related Party                          ( 6,000)
                                               -------------  -------------
Net cash used in operating activities             ($165,526)     ($285,218)
                                               -------------  -------------


Cash Flows From Investing Activity
---------------------------------------------
   Investment in GLDCC                               (7,530)
   Purchase of intangible assets                     (4,506)       118,405
                                               -------------  -------------
Net cash used in investing activates               ($12,036)  $    118,405
                                               -------------  -------------

Cash Flows From Financing Activates
---------------------------------------------
Net increase in  credit lines                       165,619
Net issuance of long-term debt                      173,367
                                               -------------  -------------
Net cash provided by financing activates       $    173,367   $    165,619
                                               -------------  -------------

Net increase (decrease) in cash                      (4,195)       ( 1,194)

Cash, beginning of quarter                            5,469          1,389
                                               -------------  -------------

Cash, end of quarter                           $      1,274   $        195
                                               -------------  -------------

    The accompanying notes are an integral part of these financial statements


                          ALPHA WIRELESS BROADBAND, INC
                     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                   (Unaudited)


                                      3 Months Ended
                                       September 30,
                                    ----------------
                                      2004    2003
Interest Paid                       $  8,500
Taxes Paid                                 0

Common stock issued for services    $874,428
Common Stock issued for investment  $110,000

    The accompanying notes are an integral part of these financial statements

                          ALPHA WIRELESS BROADBAND, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note  1   Summary  of  Significant  Accounting  Policies

Description  of  Business  and  Change  in  Control

Prior to December 31, 1997, Alpha Wireless Broadband, Inc in September 2004 changed its name and was formerly known as Internet Business's International, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consist of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing
(providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during fiscal year ended June 30, 2003. During the current fiscal year, the Company started a new wireless operation through its wholly owned subsidiary
Skyy-Fi, Inc a Nevada Corporation, providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots

After the end of the current fiscal year, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 20 Wi-Fi locations installed.

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

Additional  Paid-In  Capital

Paid in Capital consists of stock issued for service, stock reverses, stock issued to retire debt and private capital placement.

In  September  2004,  stock  was  issued  for  services  and  debt  reduction.

In June 2004 495,000,000 shares were issued for the note that the Company owed for prior year wages in the amount of $316,577.

In April 2003 the par value of the Company's stock was changed from $.01 per share to $.001 per share. The net difference of $704,462 was included in paid-in capital.

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

Note  3  Certain  Financial  Statement  Information

                                                    June 30,        Sept. 30
                                                      2004            2004
                                                -----------------  ----------
Investment:
  Stock of PMCC/GNVN                            $        107,692   $ 107,692
  Stock of DCM Enterprises                                    88          88
      Stock of Global                                                  7,530
  Stock of Save the World                                            110,000
                                                -----------------  ----------
  Total Long Term Investments                   $        107,780   $ 225,310
                                                =================  ==========

Property and equipment:
  Office furniture and equipment                $        146,683   $ 146,683
  Machinery and computer equipment                        12,809      12,809
  Less:  accumulated depreciation                       (122,282)   (134,231)
                                                -----------------  ----------
  Property and equipment, net                   $         37,210   $  25,261
                                                =================  ==========

Intangible assets:
  Web Sites                                                3,000       3,000
  Computer Programs                                        3,772       8,277
     Purchase of Territory Marketing Agreement           515,000     515,000
      Less:  accumulated amortization                    (25,750)    (38,938)
                                                -----------------  ----------
  Intangible assets, net                        $        496,022   $ 487,339
                                                =================  ==========

Note  4.  Note  Payable

Note payable as of September 30, 2004 consists of the following: Note payable Windsor Professional Plaza LLC.

     Note  Payable  -  Windsor  Professional  Plaza  LLC  $  206,744
     ---------------------------------------------------  ----------
                                               Total      $  206,744
                                               -----      ----------

The note payable bears interest at prime plus 4% and is due May 14, 2006. Interest is payable quarterly. The note is secured by series A convertible preferred stock. See note 7 Preferred Stock. This note is currently in default which per legal counsel allows the note holder to convert the preferred stock to common stock.

Note  5.  Going  Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses. As of September 30, 2004 the current liabilities exceed current assets by $3,934,759. As shown in the financial statements, the Company incurred a net loss of $1,212,602 for the first quarter of fiscal year ended June 30, 2005.

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

The Company borrowed $333,377 from Windsor Professional Plaza, LLC, during June 2004.

The Company issued $300,000 worth of common stock to Windsor Professional Plaza LLC during the first quarter of Fiscal year ending June 30, 2005 as payment for $300,000 worth of debt.

During the same quarter, the Company borrowed an additional $173,367 from Windsor to pay off debts. (See Note 4).

The Company appointed KFG LLC as the Trustee for the Creditor Trust - (See Note 13.)

The Company appointed Financial Services LLC as the Creditor Trust - Trust Protector - ( See Note 13).

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

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004. The Company does not have enough Authorized shares to issue in the event of the conversion of all of its preferred stock outstanding.

Stock  Issuance

During first quarter of fiscal year ended June 30, 2005 the following stock was issued:

$300,000 worth of common stock to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

220,000,000 shares were issued to acquire 22,000 shares of Save the World valued at $5.00 per share.

874,430,000  shares  were  issued  for  services.

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

Stock  Issuance  for  Acquisitions

Refer  to  Note  2-Business  Combinations

Preferred  Stock

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231, preferred shares to Windsor Professional Plaza, LLC. During the first quarter of fiscal year ended June 30, 2005 the Company cancelled 35,186 shares in order to reduce preferred stock outstanding because they would have converted into an amount of common shares in excess of those authorized. Windsor Professional converted 117,453 shares of preferred stock.

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

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for office space that expire through June, 2007. The Company rents additional office space in Nevada, on a month to month basis. Remaining commitments under the operating leases are as follows:

     Fiscal Year Ending June 30           Amount
     --------------------------          --------
     2005                                $38,640
     2006                                 40,572
     2007                                 34,734
                                         --------
                                         $113,946

Note  10  Segment  Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there were three reportable segments based on the customers served by each segment: Full service internet service provider (ISP). Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. Even though all operations ceased before the previous year end of June 30, 2003 there were ongoing expenses related to the closing of the respective operations.

The Company is currently a start up business that is concentrating on providing "Wireless Internet" access at business locations. The Company was a full service Internet service provider that served customers requiring Internet access in the western United States through dial-up, and high-speed wireless; web hosting and web design (which ceased operations as of June 30, 2003).

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

Information  on  reportable  segments  is  as  follows:


           FIRST QUARTER OF FISCAL YEAR ENDED 2005 AND 2004
          --------------------------------------------------
                             September 30, 2004    September 30, 2003
W-Fi ISP, FULL-SERVICE ISP
NET SALES                   $                 0   $                 0
OPERATING INCOME            $            (5,917)  $          (645,395)

OTHER
NET INCOME                  $               620   $           118,405
OPERATING INCOME            $        (1,206,685)  $        (1,449,236)

TOTAL
NET INCOME                  $                 0   $           118,405
OPERATING INCOME            $        (1,212,602)  $        (1,985,226)

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

Globalist  v.  Internet  Business's  International,  Inc.  et  al
-----------------------------------------------------------------

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

Community  Bank  of  Nevada  v  Internet  Business's  International,  Inc. et al
--------------------------------------------------------------------------------

On December 20, 2000, the Community Bank of Nevada filed a lawsuit in District Court, Clark County against Internet Business's International. Inc., seeking the return of equipment. The Company was not aware of the lawsuit and a default judgment was entered against the Company in the amount of $134,052. The Company's attorney is currently in negotiations to settle this matter.

Louis  Cherry  v.  Internet Business's  International,  Inc.
------------------------------------------------------------

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

On November 2, 2004 the Company filed an 8K which included an update on the Letter of Intent (LOI) entered between a subsidiary of the Company, Seamless Peer to Peer, Inc and Seamless P2P, LLC. Which stated; As of the date of this report, the parties to the LOI had not entered into a definitive agreement.
Notwithstanding, the parties thereto and the LOI contemplate the transaction closing on or before December 31, 2004.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

The following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

When the words used in this Report, such as; "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements; as to statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth and profitability, need for future financing, dependence on personnel, operating expenses, ability to respond to rapid technological change and statements regarding the issuance of common stock to the Company's executive officers. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, the Company's ability to obtain future financing, and the risks set forth below under "Factors That May Affect the Company's Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Alpha Wireless Broadband, Inc. ("Company") is currently a start up business that is concentrating on providing "Wireless Internet" access at business locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards.
Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz).

(A)  PLAN  OF  OPERATION

The Company is currently a start up operation. As of September 30, 2004 the company had acquired 80 contracts for the installation of Wi-Fi Service. Of which 20 were viable for the installation of W-Fi service and Wi-Fi services were installed at those locations. The balance of the contracts were canceled.

The Company currently has less then 5 employees and leases office space in Henderson, Nevada.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the Company starting up a business it is important to note that the following discussion and analysis of the Companies financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the first Quarter of Fiscal years ended June 30, 2004, 2003, are derived from the financial statements of the Company and should be read in conjunction with the audited financial statements included herein. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

Analysis  of  Financial  Condition

There was no revenue for the three month periods ended September 30, 2004 and September 30, 2003. The Company ceased operations during fiscal year ended June 30, 2003. The Company's current operations started effective July 2004.

Selling, general and administrative expenses for the three months periods ended September 30, 2004 and 2003 respectively, were $313,657 and $275, 578. The respective expensive were due to the Company currently being in a startup phase and during the same period for 2003 the Company had just ceased operations June 30, 2003.

"Other Income" is either extraordinary income from payment in full on debt for a reduced amount (with the difference represented as income) and from the sale of fully or partially depreciated equipment where the income from the sale is greater than the amount depreciated. Since there are no expectations that furthers sales will occur and that the revenues from previous operations are dissimilar there will be no comparison of the quarters.

Other (expenses) for the three month ended September 30,2004 and 2003 respectively of ($874,428) and ($1,449,236), are primarily due the Company currently being is a startup phase during 2004 and due to the closing of the Company during 2003 which includes and the write-off of the amounts due from each segment.


           FIRST QUARTER OF FISCAL YEAR ENDED 2005 AND 2004
          --------------------------------------------------
                             September 30, 2004    September 30, 2003
W-Fi ISP, FULL-SERVICE ISP
NET SALES                   $                 0   $                 0
OPERATING INCOME            $            (5,917)  $          (654,395)

OTHER
NET INCOME                  $               620   $           118,405
OPERATING INCOME            $        (1,206,685)  $        (1,449,236)

TOTAL
NET INCOME                  $                 0   $           118,405
OPERATING INCOME            $        (1,212,602)  $        (1,985,226)

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results  of  Operations

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management had determined that there were three reportable segments, (all of which have ceased operations in the fourth quarter for fiscal year ended June 2003), based on the customers served by each segment: Full service internet service provider (ISP),which ceased operation during the fiscal year ended June 2003. The current wireless internet service business-to-consumer ("B2C") provider primarily consisted direct marketing of the Companies services and products. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies ( Note 1).

Information  on  reportable  segments  is  as  follows:

     (1) ISP: The resultant loss for the Wi-Fi ISP segment for first quarter of fiscal year ended June 30, 2005 was ($5,917) which were expenses related to the startup of this operation. The resultant loss for the first quarter of fiscal year June 30, 2004 of ($654,395) was due to write offs of this segments assets and other cost due to relocating assets and since this segment ceased operations in the third quarter of fiscal year ended June 2003, a segmented comparison would be meaningless.

     (2) Other: For the first quarter of the fiscal years ended June 30, 2004 and 2004 respectively received $620 in revenue from a returned deposit that was written off for fiscal year ended June 30, 2002. The revenue of $118,405 from the sale of a depreciated asset for more then its book value and was the net profit from that sale. The losses of ($874,428) and ($1,449,236) for the same respective periods stated above were due to the starting up of one operations and the closing of prior operations and relocation of offices and equipment.

Liquidity  and  Capital  Resources

Net cash used in operating activites at the end of the first quarter of fiscal year ended June 30, 2005, decreased to ($165,526) when compared to the results for the same perioded ended 2004 of ($285,218). The Company has alternative sources of capital so the Company can expand its new Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots. This is being provide by two sources; Windsor Professional Plaza LLC which is providing capital to resolve previous Company debts, and through 1st American Factoring LLC which provides capital to expand the Companies current operations.

Capital  Expenditures

Other than as set forth below, no material capital expenditures were made during the first quarter ended September 30, 2004.

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

Off  Balance  sheet

The Company has not entered into any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

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

Net  Operating  Loss  Carry  forwards

For the fiscal year ended June 30, 2004, the Company had net operating loss carry forwards for federal and state purposes of approximately $5,117,636 and $3,070,582 respectively. These carry forwards begin to expire in 2016 and 2006 respectively.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it's our stated goals under all potential future conditions. The evaluation revealed certain weaknesses in disclosure controls and procedures. Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report, our Chief Executive Officer and Treasurer have concluded that, subject to the limitations noted above, and except for the weaknesses noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

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


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Globalist  v.  Internet  Business's  International,  Inc.  et  al
-----------------------------------------------------------------

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

Community  Bank  of  Nevada  v  Internet  Business's  International,  Inc. et al
--------------------------------------------------------------------------------

On December 20, 2000, the Community Bank of Nevada filed a lawsuit in District Court, Clark County against Internet Business's International. Inc., seeking the return of equipment. The Company was not aware of the lawsuit and a default judgment was entered against the Company in the amount of $134,052. The Company's attorney is currently in negotiations to settle this matter.

Louis  Cherry  v.  Internet  Business's  International,  Inc.
-------------------------------------------------------------

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

ITEM  2.  CHANGES  IN  SECURITIES

Authorized  Shares
------------------

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004. The Company does not have enough Authorized shares to issue in the event of the conversion of all of its preferred stock outstanding.

Stock  Issuance

During first quarter of fiscal year ended June 30, 2005 the following stock was issued:

$300,000 worth of common stock to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

220,000,000 shares were issued to acquire 22,000 shares of Save the World valued at $5.00 per share.

874,430,000  shares  were  issued  for  services.

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

Stock  Issuance  for  Acquisitions

Refer  to  Note  2-Business  Combinations

Preferred  Stock

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231, preferred shares to Windsor Professional Plaza, LLC. During the first quarter of fiscal year ended June 30, 2005 the Company cancelled 35,186 shares in order to reduce preferred stock outstanding because they would have converted into an amount of common shares in excess of those authorized. Windsor Professional converted 117,453 shares of preferred stock.

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


                                              ALPHA  WIRELESS  BROADBAND,  INC.


                                              Date:  November  22,  2004

                                              /s/ Albert R. Reda
                                              ---------------------
                                              Albert R. Reda
                                              Chief Executive Officer, Secretary



                                  EXHIBIT INDEX

Number  Description
--------------------------------------------------------------------------------

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (filed  herewith).