Form 10KSB/A
period 2004-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2005-01-13
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
(Mark One)[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004
                                       OR

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
        Factoring and Security Agreement between the Company and 1st American Factoring
 10.20  (incorporated by reference to Exhibit 99.1 of Form 8-K filed on June 30, 2004).
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

Alpha  Wireless  Broadband,  Inc.

/s/  Albert  R.  Reda
---------------------
Albert  R.  Reda
Chief  Executive  Officer,  Secretary
Dated:  January 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/  Albert  R.  Reda
Albert  R.  Reda
Chief  Executive  Officer,  and  Director
January 11, 2005

/s/  Mildred  Carroll
Mildred  Carroll
Secretary
January 11, 2005


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
                                   ============  ========  ==========  ========  ============  =============  ============

      The accompanying notes are an integral part of these financial statements


                          ALPHA WIRELESS BROADBAND, INC
                (FORMERLY INTERNET BUSINESS'S INTERNATIONAL, INC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                         2004           2003
                                                    --------------  -------------

Cash Flows From Operating Activities
--------------------------------------------------
Net income  (loss)                                    ($5,175,480)   ($4,718,298)
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation and amortization                           1,745,090      1,919,823
Write down of Investment                                1,043,552
Issuance of stock for services                            455,058
Adjustment for companies acquired                         306,597
Changes in operating assets and liabilities:
   Accounts payable                                       265,453        403,821
   Accrued liabilities                                   (381,919)       783,370
   Judgments payable                                      435,012
   Other current liabilities                              695,972
Payable to officer                                        170,572
Note Payable Related Party                                117,568
                                                    --------------  -------------
Net cash used in operating activities                   ($322,525)   ($1,611,284)
                                                    --------------  -------------

Cash Flows From Investing Activity
--------------------------------------------------
   Sale of property and equipment                         140,940
   Purchase of intangible assets                           (6,772)      (194,068)
Cash portion of purchase of DCME stock                   (140,940)
                                                    --------------  -------------
Net cash used in investing activates                      ($6,772)     ($194,068)
                                                    --------------  -------------

Cash Flows From Financing Activates
--------------------------------------------------
Net repayment of credit lines                                            (92,969)
Net issuance of long-term debt                            333,377        400,000
Payment of notes                                                         726,746
Common stock/issuance-reverse net                                        712,649
                                                    --------------  -------------
Net cash provided by financing activates            $     333,377   $  1,746,426
                                                    --------------  -------------

Net increase (decrease) in cash                             4,080        (58,926)


Cash, beginning of year                                     1,389         60,315
                                                    --------------  -------------

Cash, end of year                                   $       5,469   $      1,389
                                                    --------------  -------------


Supplemental Cash Flow Disclosure
   Interest Paid                                    $      60,000   $          -

   Taxes Paid                                       $           -   $          -

Supplemental Disclosures of Cash Flow Information
--------------------------------------------------

  Non-cash investing and financing activities:

Common stock issued for services                    $     138,481   $          -

Common stock issued for officer's compensation            316,577              -

Common stock issued for TMR payment                       100,000              -

Common stock issued for conversion of
preferred stock and pay operating expenses                546,208              -

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