Form 10QSB
period 2004-12-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2005-02-28
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  2004

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

Check  mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes -[ X ] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the Issuer had 6,635,074,192 shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes [   ]   No [  ]


                                TABLE OF CONTENTS


PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED  BALANCE SHEETS AS OF DECEMBER,
31, 2004 AND JUNE 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION FOR
THE THREE AND SIX  MONTHS ENDED DECEMBER 31, 2004 AND 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
SIX MONTHS ENDED DECEMBER 31, 2004 AND  2003

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


                                     ALPHA WIRELESS BROADBAND, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


ASSETS                                                              DECEMBER 31, 2004    JUNE 30, 2004
-----------------------------------------------------------------  -------------------  ---------------

CURRENT ASSETS:
CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            1,001   $        5,469
                                                                   -------------------  ---------------
       TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .  $            1,001   $        5,469

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . .  $           13,312   $       37,210
INTANGIBLE ASSETS, NET. . . . . . . . . . . . . . . . . . . . . .  $          494,151   $      496,022
INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          301,310   $      107,780
                                                                   -------------------  ---------------

      TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . .  $          808,773   $      641,012

      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $          809,774   $      646,481
                                                                   -------------------  ---------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------  -------------------  ---------------
CURRENT LIABILITIES:
ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . .  $          721,096   $      669,274
ACCRUED LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .  $          396,730   $      401,451
JUDGMENTS PAYABLE . . . . . . . . . . . . . . . . . . . . . . . .  $          456,765   $      435,012
OTHER CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .  $        1,909,169   $    1,787,871
PAYABLE TO OFFICER. . . . . . . . . . . . . . . . . . . . . . . .  $           53,614   $      170,572
NOTE PAYABLE RELATED PARTY. . . . . . . . . . . . . . . . . . . .  $          126,014   $      117,568
NOTE PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          233,549   $      333,377
                                                                   -------------------  ---------------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .  $        3,896,937   $    3,915,125

      TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .  $        3,896,937   $    3,915,125
                                                                   -------------------  ---------------

STOCKHOLDERS' (DEFICIT)
PREFERRED STOCK, PAR VALUE $.001. . . . . . . . . . . . . . . . .  $              650   $          903
AUTHORIZED 10,000,000  ISSUED  650,000 AND 902,639
AT SEPTEMBER 30 AND JUNE 30, 2004 RESPECTIVELY
COMMON STOCK, PAR VALUE $.001 . . . . . . . . . . . . . . . . . .  $        6,635,074   $    2,015,928
AUTHORIZED 10,000,000,000 ISSUED 6,635,074,192 AND 2,015,926,692
AT SEPTEMBER 30 AND JUNE 30, 2004 RESPECTIVELY
ADDITIONAL PAID IN CAPITAL. . . . . . . . . . . . . . . . . . . .  $        4,028,024   $    6,617,602
ACCUMULATED DEFICIT . . . . . . . . . . . . . . . . . . . . . . .  $      (13,750,911)  $  (11,903,077)
                                                                   -------------------  ---------------

      TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . .  $       (3,087,163)  $   (3,268,644)
                                                                   -------------------  ---------------

      TOTAL LIABILITIES & STOCKHOLDERS DEFICIT. . . . . . . . . .  $          809,774   $      646,481
                                                                   -------------------  ---------------

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF THESE FINANCIAL STATEMENTS


                                             ALPHA WIRELESS BROADBAND, INC
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                               3 MONTHS ENDED                   6 MONTHS ENDED
                                                        DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2004             2003            2004            2003
REVENUES. . . . . . . . . . . . . . . . . . . . . . .  $          244   $           0   $          244   $          0

COST AND EXPENSES:
   COST OF REVENUES . . . . . . . . . . . . . . . . .  $        6,679   $           0   $        6,679   $          0
   SELLING, GENERAL AND ADMIN.. . . . . . . . . . . .  $      458,210   $      77,000   $      965,267   $  1,801,814
   LEGAL EXPENSES . . . . . . . . . . . . . . . . . .  $      147,065   $           0   $      828,093   $          0
   DEPRECIATION AND AMORTIZATION. . . . . . . . . . .  $       25,137   $     467,374   $       50,274   $    846,191
                                                       ---------------  --------------  ---------------  -------------

     TOTAL COSTS AND EXPENSES . . . . . . . . . . . .  $      637,091   $     544,374   $    1,850,313   $  1,198,769
                                                       ---------------  --------------  ---------------  -------------

NET INCOME (LOSS) FROM OPERATIONS . . . . . . . . . .  $     (636,847)  $    (544,374)  $   (1,850,069)  $ (2,648,005)

OTHER INCOME. . . . . . . . . . . . . . . . . . . . .  $        1,615   $     200,000   $        2,235   $    (81,595)

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . .  $     (635,232)  $   ( 744,374)  $   (1,847,834)  $ (2,729,600)
                                                       ---------------  --------------  ---------------  -------------

INCOME TAXES (BENEFIT). . . . . . . . . . . . . . . .  $            0   $           0   $            0   $          0

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .  $    ( 635,232)  $   ( 744,374)  $   (1,847,834)  $ (2,729,600)
                                                       ---------------  --------------  ---------------  -------------

NET INCOME (LOSS) PER COMMON SHARES . . . . . . . . .  NIL              NIL             NIL              NIL
                                                       ---------------  --------------  ---------------  -------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.   3,840,724,172     497,273,603    3,840,724,172    497,273,603


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF THESE FINANCIAL STATEMENTS


                        ALPHA  WIRELESS  BROADBAND,  INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    6 MONTHS ENDED
                                                 DEC. 31,       DEC. 31,
                                                   2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES
---------------------------------------------  -------------  -------------
Net income  (loss). . . . . . . . . . . . . .   ($1,847,834)   ($2,729,600)
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation and amortization . . . . . . . .        50,274        846,191
Write down of Investment. . . . . . . . . . .       134,787
Issuance of stock for services. . . . . . . .     2,007,134        304,000
Adjustment for companies acquired
Changes in operating assets and liabilities:
   Accounts payable . . . . . . . . . . . . .        51,822       (107,667)
   Accrued liabilities. . . . . . . . . . . .        (4,721)             0
   Judgments payable. . . . . . . . . . . . .        21,753              0
   Other current liabilities. . . . . . . . .       121,298        299,164
Payable to officer. . . . . . . . . . . . . .      (116,958)             0
Note Payable Related Party. . . . . . . . . .         8,446
                                               -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES . . . .  $    291,214    ($1,253,125)
                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITY
---------------------------------------------  -------------  -------------
   Investment . . . . . . . . . . . . . . . .                      (61,542)
   Purchase of intangible assets. . . . . . .      (191,659)
                                               -------------  -------------
NET CASH USED IN INVESTING ACTIVITES. . . . .     ($191,659)      ($61,542)
                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITES
---------------------------------------------  -------------  -------------
Net increase in  credit lines . . . . . . . .       (99,828)     1,314,667
Net issuance of long-term debt
NET CASH PROVIDED BY FINANCING ACTIVITES. . .      ($99,828)  $  1,314,667
                                               -------------  -------------

NET INCREASE (DECREASE) IN CASH . . . . . . .         ( 273)             0

CASH, BEGINNING OF QUARTER. . . . . . . . . .         1,274            195
                                               -------------  -------------

CASH, END OF QUARTER. . . . . . . . . . . . .  $      1,001   $        195
                                               -------------  -------------


    The accompanying notes are an integral part of these financial statements


                         ALPHA  WIRELESS  BROADBAND,  INC
                     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                   (UNAUDITED)



                                       2004       2003
INTEREST PAID. . . . . . . . . . .  $  8,500
TAXES PAID . . . . . . . . . . . .         0

COMMON STOCK ISSUED FOR SERVICES .  $874,428
COMMON STOCK ISSUED FOR INVESTMENT  $110,000
                                    --------


    The accompanying notes are an integral part of these financial statements

                          ALPHA WIRELESS BROADBAND, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION  OF  BUSINESS  AND  CHANGE  IN  CONTROL

Alpha Wireless Broadband, Inc., "the Company" in September 2004 changed its name from Internet Business's International, Inc. In April of 1999 the Company reincorporated in the state of Nevada from the state of Delaware. In December 1998 the Company changed its name to Internet Business's International, Inc., from International Food & Beverage, Inc. The Company prior to December 1998 was in the food product manufacturing business. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions.

In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during fiscal year ended June 30, 2003.

During the fiscal year of June 2004, the Company started a new wireless operation through its wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation, providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots

After the begining of the current fiscal year, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 25 Wi-Fi locations installed.

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

In December 2004, stock was issued for services and debt reduction the stock issued was at less then par value which reduced the amount of the paid in capital.

In September 2004, stock was issued for services and debt reduction the stock issued was at less then par value which reduced the amount of the paid in capital.

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

Note  3  Certain  Financial  Statement  Information

                                                 JUNE 30,        DEC. 31
                                                   2004            2004
                                             -----------------  ----------
INVESTMENT:
  Seamless Computer Programs                                0      66,000
  Stock of PMCC/GNVN                         $        107,692   $ 107,692
  Stock of DCM Enterprises                                 88          88
  Stock of Global . . . . . . . . . . . . .            17,530
  Stock of Save the World                                   -     110,000
                                             -----------------  ----------
  Total Long Term Investments . . . . . . .  $        107,780   $ 301,310
                                             =================  ==========

PROPERTY AND EQUIPMENT:
  Office furniture and equipment             $        146,683   $ 146,683
  Machinery and computer equipment                     12,809      12,809
  Less:  accumulated depreciation                    (122,282)   (146,180)
                                             -----------------  ----------
  Property and equipment, net                $         37,210   $  13,312
                                             =================  ==========

INTANGIBLE ASSETS:
  Web Sites                                             3,000       9,250
  Computer Programs                                     3,772      10,651
  Purchase of Territory Marketing Agreement           515,000     515,000
  Less:  accumulated amortization . . . . .           (25,750)    (40,750)
                                             -----------------  ----------
  Intangible assets, net                     $        496,022   $ 494,151
                                             =================  ==========

NOTE  4.  NOTE  PAYABLE

Note payable as of December 31, 2004 consists of the following: Note payable Windsor Professional Plaza LLC.

NOTE  PAYABLE  -  WINDSOR  PROFESSIONAL  PLAZA  LLC               $  233,549
------------------------------------------------------------------------------
                                           TOTAL                  $  233,549
                                           -----     ---------------------------

The note payable bears interest at prime plus 4% and is due May 14, 2006. Interest is payable quarterly. The note is secured by series A convertible preferred stock. See note 7 Preferred Stock. This note is currently in default which per legal counsel allows the note holder to convert the preferred stock to common stock.

NOTE  5.  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses. As of December 31, 2004 the current liabilities exceed current assets by $3,895,936. As shown in the financial statements, the Company incurred a net loss of $1,847,834 by the end of the second quarter of fiscal year ended June 30, 2005.

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

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Company entered into several transactions with David Karst, a shareholder, and several companies he owns as follows:

During October to December 2004, Windsor Professional Plaza LLC. (the Noteholder) converted 100,000 shares of convertible preferred stock for 1,000,000,000 shares of common stock of which 900,000,000 of the common shares were then used to pay operating expenses of the company.

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

NOTE  7.     STOCKHOLDERS'  EQUITY

AUTHORIZED  SHARES

During November 2004 the board of directors amended the articles of incorporation to increase the authorized to 20,000,000,000 shares (par value of $.001) of which 19,990,000,000 are common shares and 10,000,000 are preferred. There are three classes of preferred stock which are as follows; Class A Preferred of 3,000,000 shares of which one (1) share of preferred convertes to 10,000 shares of common stock at, Class B Preferred of 2,000,000 shares of preferred of which (1) shares of preferred converts to 2,000 shares of common stock, and Class C Preferred of 5,000,000 shares.

On September 30, 2004 the Company amended its Certificate of Incorporation and authorized 5,000,000 shares of Class C Preferred stock, $0.001 par value, convertible, with a stated value of $1.00 per share for conversion purposes. The Class C Preferred stock is convertible at the option of the holder into common shares of the Company at the end of 12 months from the date of its issuance into based upon the ten day average trading price of the common stock just prior to the end of the 12 month holding period. Therefore One Dollar ($1.00) of Preferred Stock (which is one share of Class C Preferred) will be converted into $1.00 worth of common stock. For example if the price per share of the common stock on the date of conversion is $.10 per share the the holder of the Preferred stock will receive 10 shares of common stock for every shares of Class C Preferred stock that is converted.into common.

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004.

STOCK  ISSUANCE

During second quarter of fiscal year ended June 30, 2005 the following stock was issued:

Windsor converted 100,000 shares of preferred stock to 1,000,000,000 of common shares, of which 900,000,000 of the common shares were issued for Company services.

2,224,717,500  were  issued  for  officers  salary  and  for  services.

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

Stock  Issuance  for  Acquisitions:  Refer  to  Note  2-Business  Combinations

PREFERRED  STOCK

By the end of the second quarter of fiscal year ended June 30, 2005 Windsor Professional Plaza LLC had 650,000 unconverted shares of preferred stock.

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

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for office space that expire through June, 2007. The Company rents additional office space in Nevada, on a month to month basis. Remaining commitments under the operating leases are as follows:

     FISCAL YEAR ENDING JUNE 30          AMOUNT
     --------------------------          ------
               2005                      $ 38,640
               2006                        40,572
               2007                        34,734
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

Information  on  reportable  segments  is  as  follows:


               SECOND  QUARTER OF FISCAL YEAR  ENDED 2005 AND 2004
               ---------------------------------------------------


                 DECEMBER 31, 2004    DECEMBER 31, 2003
W-FI ISP
NET SALES. . .  $              244   $                0
OPERATING LOSS  $          (36,188)  $                0

OTHER
NET INCOME . .  $            2,235   $                0
OPERATING LOSS  $       (1,242,673)  $       (2,729,600)

TOTAL
NET INCOME . .  $            2,479   $                0
OPERATINGLOSS.  $       (1,847,834)  $       (2,729,600)

NOTE  11  OTHER  EVENTS

A.  COMPANY  ACQUISITION

In January 2005 the Company acquired the assets of Seamless P2P LLC for 700,000 shares of Preferred Class "C" Shares and 300,000,000 shares of the Companys Common stock valued at $1,000,000 and 20% interest in the new subsirary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

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

NOTE  13-  SUBSEQUENT  EVENTS

In January 2005 the Company acquired the assets of Seamless P2P LLC for 700,000 shares of Preferred Class "C" Shares and 300,000,000 shares of the Companys Common stock valued at $1,000,000 and 20% interest in the new subsirary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

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

(A)  PLAN  OF  OPERATION

The Company is currently a start up operation. As of December 3, 2004 the Company installed Wi-Fi at 25 locations
The Company currently has less then 5 employees and leases office space in Henderson, Nevada.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the Company starting up a business it is important to note that the following discussion and analysis of the Companies financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the Second Quarter of Fiscal years ended June 30, 2005, 2004, are derived from the financial statements of the Company and should be read in conjunction with the audited financial statements included in the June 30, 2004 and 2003 10K/SB. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

ANALYSIS  OF  FINANCIAL  CONDITION

The Company generated $244 of revenue for the six month periods ended December 31, 2004 and no revenue for the same six month period December 31, 2003. The Company's current operations started effective July 2004. The Company's previous  ceased  operations  during  fiscal  year  ended  June  30,  2003

Selling, general and administrative expenses for the six months periods ended December 31, 2004 and 2003 respectively, were $965,267 and $1,801,814. The respective expensive for the Company's current operations are due to the Company currently being a startup phase and during the same period for 2003 the Company was winding down its operations because the Company had just ceased operations by the end of the fiscal year ended June 30, 2003.

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

The total operating loss for the six month ended December 31,2004 and 2003 respectively of ($1,847,834) and ($2,729,600), are primarily due the Company currently being is a startup phase during 2004 and due to the closing of the Company during 2003 which includes and the write-off of the amounts due from each segment.


               SECOND  QUARTER OF FISCAL YEAR  ENDED 2005 AND 2004
               ---------------------------------------------------

                 DECEMBER 31, 2004    DECEMBER 31, 2003
W-FI ISP
--------------
NET SALES. . .  $              244   $                0
OPERATING LOSS  $          (36,188)  $                0
OTHER
--------------
NET INCOME . .  $            2,235   $                0
OPERATING LOSS  $       (1,242,673)  $       (2,729,600)
TOTAL
--------------
NET INCOME . .  $            2,479   $                0
OPERATINGLOSS.  $       (1,847,834)  $       (2,729,600)

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

INFORMATION  ON  REPORTABLE  SEGMENTS  IS  AS  FOLLOWS:

(1) ISP: The resultant loss for the Wi-Fi ISP segment for second quarter of fiscal year ended June 30, 2005 was ($36,188) which were expenses related to the startup of this operation.

 (2) OTHER: For the second quarter of the fiscal years ended June 30, 2005 and 2004 respectively received $2,235 in revenue from a returned deposit that was written off for fiscal year ended June 30, 2002. The losses of ($1,242,673) and ($2,729,600) for the same respective periods stated above were due to the starting up of one operations and the closing of prior operations and relocation of offices and equipment.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activites at the end of the second quarter of fiscal year ended June 30, 2005, increased to $291,214 due to the use of stock for services which is an increase compared to the results for the same perioded ended 2004 of ($1,253,135). The Company has alternative sources of capital so the Company can expand its new Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots. This is being provide by two sources; Windsor Professional Plaza LLC which is providing capital to resolve previous Company debts, and through 1st American Factoring LLC which provides capital to expand the Companies current operations.

CAPITAL  EXPENDITURES

Other than as set forth below, no material capital expenditures were made during the second quarter ended December 31, 2004.

 ACQUISITIONS

In January 2005 the Company acquired the assets of Seamless P2P LLC for 700,000 shares of Preferred Class "C" Shares and 300,000,000 shares of the Companys Common stock valued at $1,000,000 and 20% interest in the new subsirary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," or FIN 46. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for the first quarter of 2004. We do not expect the adoption of FIN 46 to have an impact on our consolidated results of operations, financial position or cash flows.
In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,"an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 has not had any impact on our financial statements as management uses the fair value of goods and services received to determine the number of shares to issue.

INFLATION

The moderate rate of inflation over the past few years has had an insignificant impact on the Company's sales and results of operations during the period.

CAPITAL  EXPENDITURES

There were no capital expenditures during the second quarter of ficasl year ended June 30, 2005.

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

ITEM  2.  CHANGES  IN  SECURITIES

AUTHORIZED  SHARES
------------------

During November 2004 the board of directors amended the articles of incorporation to increase the authorized to 20,000,000,000 shares (par value of $.001) of which 19,990,000,000 are common shares and 10,000,000 are preferred. There are three classes of preferred stock which are as follows; Class A Preferred of 3,000,000 shares of which one (1) share of preferred convertes to 10,000 shares of common stock at, Class B Preferred of 2,000,000 shares of preferred of which (1) shares of preferred converts to 2,000 shares of common stock, and Class C Preferred of 5,000,000 shares.

On September 30, 2004 the Company amended its Certificate of Incorporation and authorized 5,000,000 shares of Class C Preferred stock, $0.001 par value, convertible, with a stated value of $1.00 per share for conversion purposes. The Class C Preferred stock is convertible at the option of the holder into common shares of the Company at the end of 12 months from the date of its issuance into based upon the ten day average trading price of the common stock just prior to the end of the 12 month holding period. Therefore One Dollar ($1.00) of Preferred Stock (which is one share of Class C Preferred) will be converted into $1.00 worth of common stock. For example if the price per share of the common stock on the date of conversion is $.10 per share the the holder of the Preferred stock will receive 10 shares of common stock for every shares of Class C Preferred stock that is converted.into common.

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004.

STOCK  ISSUANCE

During second quarter of fiscal year ended June 30, 2005 the following stock was issued:

Windsor converted 100,000 shares of preferred stock to 1,000,000,000 of common shares, of which 900,000,000 of the common shares were issued for Company services.

2,224,717,500  were  issued  for  officers  salary  and  for  services.

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

Stock  Issuance  for  Acquisitions

Refer  to  Note  2-Business  Combinations

PREFERRED  STOCK

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231, preferred shares to Windsor Professional Plaza, LLC. During the first quarter of fiscal year ended June 30, 2005 the Company cancelled 35,186 shares in order to reduce preferred stock outstanding because they would have converted into an amount of common shares in excess of those authorized. By the end of the second quarter of fiscal year ended June 30, 2005 Windsor Professional converted
344,045 shares of preferred stock and has a balance of 650,000 unconverted Preferred Class "A" Shares .

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

      None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (A)  EXHIBITS

Exhibits  included  or  incorporated  by  reference  herein are set forth in the
Exhibit  Index  following  the  signatures.

          (B)  REPORTS  ON  FORM  8-K

         Other then listed below no reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

On December 17 2004 the Company filed an 8K which stated the issuance of stock to consultants and employees for services rendered.

On November 2, 2004 the Company filed an 8K which included an update on the Letter of Intent (LOI) entered between a subsidiary of the Company, Seamless Peer to Peer, Inc and Seamless P2P, LLC. Which stated; As of the date of this report, the parties to the LOI had not entered into a definitive agreement.
Notwithstanding, the parties thereto and the LOI contemplate the transaction closing on or before December 31, 2004

On October 6, 2004 the Company filed an 8K which described a series of agreements between Skyy-Fi, Inc. ("Skyy-Fi"), a wholly owned subsidiary of the Company and various vendors for the installation of Wi-Fi hotspots.

On October 5, 2004 the Company filed an 8K which stated that Seamless Peer 2 Peer, Inc. ("Seamless, Inc."), a subsidiary of the company to have entered into a binding letter of intent to acquire the assets of Seamless P2P, LLC (the "LLC").

On October 4, 2004 the Company filed an 8K which stated the company's cration of preferred stock and the designation of that stock as Series C Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ALPHA WIRELESS BROADBAND, INC.


 Date:  February  28,  2005

                                              /s/  Albert  R.  Reda
                                              ---------------------
                                              Albert R. Reda
                                              Chief Executive Officer, Secretary



                                  EXHIBIT INDEX

Number                           Description
-
--------------------------------------------------------------------------------

31   Certification  Pursuant  to  Section  302 of the Sarbanes-Oxley Act of 2002
(filed  herewith).

32   Certification  Pursuant  to 18 U.S. C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (filed  herewith).