Form 10QSB
period 2005-03-31
INTERNET BUSINESS INTERNATIONAL INC
filed 2005-05-13
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2005

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

          3753 Howard Hughes Parkway, Suite 200 Las Vegas, Nevada 89109
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (775) 588-2387
                                 --------------
                           (Issuer's telephone number)

            10120 S.  Eastern Ave. Suite 200 Henderson, Nevada  89052
            ---------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check  mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes -[-X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practicable date: As of March   31, 2005, the Issuer
had  10,303,808,408  shares  of  common  stock  issued  and  outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes [   ]   No [  ]

                                TABLE OF CONTENTS

PART  I  -  CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

CONDENSED  CONSOLIDATED  BALANCE  SHEETS AS OF MARCH  31, 2005 AND JUNE 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004

CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR  NINE   MONTHS ENDED MARCH
31,  2005  AND  2004

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


                                     ALPHA WIRELESS BROADBAND, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)


Assets                                                               March  31, 2005    June 30, 2004
------------------------------------------------------------------  -----------------  ---------------

Current Assets:
Cash                                                                $         15,185   $        5,469
                                                                    -----------------  ---------------
       Total current assets                                         $         15,185   $        5,469

Property and equipment, net                                         $          1,363   $       37,210

Other Assets
Intangible assets, net                                              $      1,420,138   $      496,022
Investments                                                         $        293,913   $      107,780
                                                                    -----------------  ---------------
      Total other assets                                            $      1,714,051   $      603,802

      TOTAL ASSETS                                                  $      1,730,599   $      646,481
                                                                    -----------------  ---------------

Liabilities and Stockholders' (Deficit)
Current Liabilities:
------------------------------------------------------------------
Accounts payable                                                    $        769,773   $      669,274
Accrued payroll taxes                                               $        368,250   $      401,451
Other current liabilities                                           $        460,466   $    1,787,871
Due to affiliates                                                   $        845,776   $            0
Judgments payable                                                   $      1,136,974   $      435,012
Payable to officer                                                  $         45,924   $      170,572
Note payable related party                                          $         83,768   $      117,568
Note Payable                                                        $        484,714   $      333,377
                                                                    -----------------  ---------------
      Total current liabilities                                     $      4,195,645   $    3,915,125

      Total Liabilities                                             $      4,195,645   $    3,915,125
                                                                    -----------------  ---------------

Minority Interest                                                   $        266,500   $            0

Stockholders' (deficit)
Preferred Stock, A par value $.001 C par value $1.00                $            706   $          903
Authorized 10,000,000 Series A Issued 705,784 and 902,639
Series C  Issued  700,000 and  0                                             700,000                0
At March 31, 2005 and June 30, 2004 respectively
Common stock, par value $.001                                       $     10,303,808   $    2,015,928
Authorized 20,000,000,000 Issued 10,303,808,408 and 2,015,926,692
At March 31, 2005 and June 30, 2004 respectively
Additional Paid in Capital                                          $      1,027,254   $    6,617,602
Accumulated deficit                                                 $    (14,763,314)  $  (11,903,077)
                                                                    -----------------  ---------------

      Total Stockholders' (Deficit)                                 $     (2,731,546)  $   (3,268,644)
                                                                    -----------------  ---------------

      Total Liabilities & Stockholders Deficit                      $      1,730,599   $      646,481
                                                                    -----------------  ---------------

The  accompanying  notes  are  an  integral  part  of these financial statements


                                    ALPHA WIRELESS BROADBAND, INC
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                           3  Months  Ended                  9  Months  Ended
                                        March  31,       March 31,       March 31,       March 31,
                                           2005            2004            2005            2004
                                      ---------------  -------------  ---------------  -------------
Revenues                              $          601   $          0   $          845   $          0

Cost and expenses:
   Cost of revenues                   $       13,819   $          0   $       20,498   $          0
   Selling, general and admin.        $      105,779   $    405,126   $    1,148,504   $  2,086,940
   Consulting                         $      247,836   $    180,000   $      410,405   $    180,000
    Interest Expense                  $      131,351   $          0   $      403,553   $          0
    Legal Fees                        $       15,000   $     10,680   $      210,864   $     10,680
    Officer Payroll                   $       60,000   $     60,000   $      180,000   $    180,000
    Write Down of TMR/DCM             $      450,625   $    515,000   $      450,625   $    515,000
    Depreciation and amortization     $       25,137   $    320,752   $       75,411   $  1,166,943
                                      ---------------  -------------  ---------------  -------------
     Total costs and expenses         $    1,049,547   $  1,491,558   $    2,899,860   $  4,139,563
                                      ---------------  -------------  ---------------  -------------

Net income (loss) from operations     $   (1,048,946)  $ (1,491,558)  $   (2,899,015)  $ (4,139,563)

Other income                          $       36,543   $    653,506   $       38,778   $    571,911
                                      ---------------  -------------  ---------------  -------------

Income (loss) before income taxes     $   (1,012,403)  $  ( 838,052)  $   (2,860,237)  $ (3,567,652)

Income taxes (benefit)                $            0   $          0   $            0   $          0
                                      ---------------  -------------  ---------------  -------------

Net income (loss)                     $  ( 1,012,403)  $  ( 838,052)  $   (2,860,237)  $ (3,567,652)
                                      ---------------  -------------  ---------------  -------------

Net income (loss) per common shares   nil              nil            nil              nil

Weighted average number of
common shares outstanding              8,469,469,192    850,469,006    8,469,469,192    850,469,006

The  accompanying  notes  are  an  integral  part  of these financial statements


                          ALPHA WIRELESS BROADBAND, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    9  Months  Ended
                                                 March 31,     March  31,
                                                   2005           2004
                                               -------------  -------------

Cash Flows From Operating Activities
---------------------------------------------
Net income  (loss)                              ($2,860,237)   ($3,567,652)
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation and amortization                        75,411      1,166,943
Issuance of stock for services                    1,460,309        567,050
Write down of intangible assets                     463,500        515,000
Changes in operating assets and liabilities:
   Accounts payable                                 164,118        138,732
   Accrued liabilities                                    0              0
   Judgments payable                                112,239              0
   Other current liabilities                        108,094        108,164
                                               -------------  -------------
Net cash used in operating activities             ($476,566)   ($1,080,763)

Cash Flows From Investing Activity
---------------------------------------------
 Investment                                         (39,564)       (45,506)
 Purchase of intangible assets                     (137,939)        73,089
                                               -------------  -------------
Net cash used in investing activities             ($177,503)  $     27,583

Cash Flows From Financing Activities
---------------------------------------------
Net increase in  credit lines                       532,337      1,055,218
Payment of Credit Line                             (381,000)             0
Sale of Common Stock                                381,000              0
Payable to officer                                  165,228              0
Note Payable Related Party                          (33,800)             0
                                               -------------  -------------
Net cash provided by financing activities      $    663,765   $  1,055,218

Net increase (decrease) in cash                       9,696         2, 038

Cash, beginning of period                             5,469            195
                                               -------------  -------------

Cash, end of period                            $     15,165   $      2,233
                                               -------------  -------------

    The accompanying notes are an integral part of these financial statements


                           ALPHA WIRELESS BROADBAND, INC
                       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                     (Unaudited)

Supplemental Cash Flow Disclosure                  March 31, 2005   March  31, 2004
-------------------------------------------------  ---------------  ----------------

   Interest Paid                                   $             0  $              0

   Taxes Paid                                      $             0  $              0

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

  Non-cash investing and financing activities:

Common stock issued for services                   $       786,830  $        180,000

Common stock issued for officer's compensation     $       180,000  $              0

Common stock issued for TMR payment                $             0  $        515,000

Common stock issued for conversion of
preferred stock and pay operating expenses         $             0  $              0

Common stock issued for acquisition of assets      $     1,123,300  $              0

Common stock issued for investment                 $       110,000  $        178,607

Subsidiary common stock issued for investment      $       266,500  $              0

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

During the fiscal year of June 2004, the Company started a new wireless operation through its wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation, providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots

 During the current fiscal year of June 2005, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 30 Wi-Fi locations installed.

In January 2005, the Company acquired the assets of Seamless P2P, LLC for the Companies subsidiary Seamless Peer 2 Peer, Inc. Seamless is a developer and provider of a software program 'Phenom" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions.

The Company has three offices in Nevada and not including Officers and Directors; has 6 independent contractor employees.

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

Intangible  Assets

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, the Company undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is normally 36 months. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operations. In the event that a condition is identified that may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

Additional  Paid-In  Capital

Paid in Capital consists of stock issued for service, stock reverses, stock issued to retire debt and private capital placement.

In March 2005, stock was issued during the quarter; for services and debt reduction the stock issued was at less then par value which reduced the amount of the paid in capital.

In December 2004, stock was issued during the quarter for services and debt reduction the stock issued was at less then par value which reduced the amount of the paid in capital.

In September 2004, stock was issued during the quarter for services and debt reduction the stock issued was at less then par value which reduced the amount of the paid in capital.

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

Concentration  of  Credit  Risk

The  Company  is  subject  to  credit  risk  through  trade receivables. Monthly
Internet access fees and software program sales are generally billed to the customer's credit card, thus reducing the credit risk. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

Income  Taxes

The Company accounts for income taxes under the asset and liability approach where deferred income tax assets and liabilities reflect future tax consequences, this is based on enacted tax laws, of the temporary differences between financial and tax reporting at the balance sheet date.

Earnings  (Loss)  per  Share

Basic earnings (loss) per share is based on the weighted effects of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Dilutive earnings (loss) per share are not presented since diluted securities have an anti-dilutive effect.

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

In January 2005 the Company acquired the assets of Seamless P 2 P, LLC for $1,000,000 worth of Company stock: as follows: 700,000 shares of Class C
Preferred Shares convertible into $1.00 of Common Stock after 12 months and 300,000,000 shares of Common stock valued at $.001each and 20% interest in the new subsidiary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company, Seamless Peer 2 Peer, Inc.

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

Note  3  Certain  Financial  Statement  Information

                                           June 30,        March 31,
                                             2004            2005
                                       -----------------  -----------
Investment:
  Investment in Skyy-Fi                $              0   $    1,303
      Stock of PMCC/GNVN                        107,692      107,692
  Stock of DCM Enterprises                           88           88
      Stock of Global                            74,830
  Stock of Save the World                             -      110,000
                                       -----------------  -----------
  Total Long Term Investments          $        107,780   $  293,913
                                       =================  ===========
Property and equipment:
  Office furniture and equipment       $        146,683   $  146,683
  Machinery and computer equipment               12,809       12,809
  Less:  accumulated depreciation              (122,282)    (158,129)
                                       -----------------  -----------
  Property and equipment, net          $         37,210   $    1,363
                                       =================  ===========
Intangible assets:
  Web Sites                                       3,000        9,250
  Computer Programs                               3,772       21,088
      Purchase of  Seamless                           0    1,389,800
      Less:  accumulated amortization           (25,750)           0
                                       -----------------  -----------
  Intangible assets, net               $        496,022   $1,420,138
                                       =================  ===========

Note  4.  Note  Payable

Note  payable  as  of  March  31,  2005  consists of the following: Note payable
Windsor  Professional  Plaza  LLC.

Note  Payable  -  Windsor  Professional  Plaza  LLC           $484,714
                                                              --------
                                           Total              $484,714
                                                              --------

The note payable bears interest at prime plus 4% and is due May 14, 2006. Interest is payable quarterly. The note is secured by series A convertible preferred stock. See note 7 Preferred Stock. This note is currently in default which per legal counsel allows the note holder to convert the preferred stock to common stock.

Note  5.  Going  Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses. As of March 31, 2005 the current liabilities exceed current assets by $4,180,460.
As shown in the financial statements, the Company incurred a net loss of $2,860,237 by the end of the third quarter of fiscal year ended June 30, 2005.

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

During July 2004 the Company established a Creditor Trust to try to work out the Company's debts. Management intends to fund the Trust with 1.5 Billion shares of the Company's common stock during November 2004. However, the Trust is authorized to accept assets of $1,500,000 or approximately 4,500,000,000 shares. The Trustee KFG LLC. is owned by a shareholder of the Company and is related to the long-term note holder and will receive a Trustee fee of the lesser of $10,000 or 10% of the amount paid out by the Trust each month. Additionally, during November 2004 Financial Services LLC. was appointed as the Trust Protector. Financial Services LLC. is owned by the Trustee.

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

During 2004 the Company issued 13,000,000 shares of common stock to children of its president for consulting services rendered.

Note  7.     Stockholders'  Equity

Issuance of Common  Stock  and  Preferred  Stock
------------------------------------------------
The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all shares of the Common Stock and the Preferred Stock herein authorized in accordance with the terms and conditions set forth in the Articles of Incorporation for such purposes, in such amounts, to such persons, corporations, or entities, for such consideration and in the case of the Preferred Stock, in one or more series, all as the Board of Directors in its discretion may determine and without any vote or either action by the stockholders, except as otherwise required by law. The Board of Directors, from time to time also may authorize by resolution, options, warrants and other rights convertible into Common or Preferred stock (collectively "securities"). The securities must be issued for such consideration, including cash, property, or services, as the Board of Directors may deem appropriate, subject to the requirement that the value of such consideration be less than the par value of the shares issued. Any shares issued for which the consideration so fixed paid or delivered shall be fully paid stock and the holder of such shares shall not be liable for any further call of assessment or any other payment thereon, provided that the actual value of such consideration is not less that then par value of the shares so issued. The Board of Directors may issue shares

Common Stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the Common Stock only to ten holders of the outstanding shares of the Common Stock.

All shares issued by the Company for services through the period ended March 31, 2005, were issued at below par value.

Authorized  Shares
------------------
During November 2004 the board of directors amended the articles of incorporation to increase the authorized to 20,000,000,000 shares (par value of $.001) of which 19,990,000,000 are common shares and 10,000,000 are preferred. There are three classes of preferred stock which are as follows; Class A Preferred of 3,000,000 shares of which one (1) share of preferred converts to 10,000 shares of common stock at, Class B Preferred of 2,000,000 shares of preferred of which (1) shares of preferred converts to 2,000 shares of common stock, and Class C Preferred of 5,000,000 shares.

On September 30, 2004 the Company amended its Certificate of Incorporation and authorized 5,000,000 shares of Class C Preferred stock, $0.001 par value, convertible, with a stated value of $1.00 per share for conversion purposes. The Class C Preferred stock is convertible at the option of the holder into common shares of the Company at the end of 12 months from the date of its issuance into based upon the ten day average trading price of the common stock just prior to the end of the 12 month holding period. Therefore One Dollar ($1.00) of Preferred Stock (which is one share of Class C Preferred) will be converted into $1.00 worth of common stock. For example if the price per share of the common stock on the date of conversion is $.10 per share the holder of the Preferred stock will receive 10 shares of common stock for every shares of Class C Preferred stock that is converted into common.

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004.

Stock  Issuance

During third quarter of fiscal year ended June 30, 2005 the following stock was issued:

300,000,000 shares, valued at $.001each, as partial payment for the acquisition of the assets of Seamless P2P, LLC (the balance was issued in Class C
Preferred  Stock  ,  see  Preferred  Stock)

3,368,734,000  shares  were  issued  for  officer's  salary  and  for  services.

During second quarter of fiscal year ended June 30, 2005 the following stock was issued:

Windsor converted 100,000 shares of preferred stock to 1,000,000,000 of common shares, of which 900,000,000 of the common shares were issued for Company services.

2,224,717,500  were  issued  for  officer's  salary  and  for  services.

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

Stock  Issuance  for  Acquisitions:  Refer  to  Note  2-Business  Combinations

Preferred  Stock
On April 1 2005 the 562,500,000 shares of its unregistered common stock which were not issued on March 8, 2005 and was changed to 56,250 shares of Class A Preferred Shares. The Board of Directors on March 8, 2005 authorized the issuance of 562,500,000 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. This issuance was intended to be exempt from registration under section 4 (2) and/or Regulation D of the Securities Act of 1933.

During the third quarter of fiscal year ended June 30, 2005 the Company issued 700,000 shares of Class C Preferred Shares convertible into $1.00 of Common Stock after 12 months as partial payment for the assets of Seamless P 2 P, LLC, the acquired assets were then transferred to a subsidiary of the Company, Seamless Peer 2 Peer, Inc., a Nevada Corporation. The Company also issued 55,784 shares of Class A Preferred Shares in order to reduce the debit "Note payable to related party" this debit is still on the books as required by the Accountant until stock is cleared and the debit paid in full, the debit will be credited then it will no longer be included in the balance sheet.

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

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231 preferred shares to Windsor Professional Plaza, LLC.

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

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for office space that expire through June, 2007. The Company rents additional office space in Nevada, on a month to month basis. Remaining commitments under the operating leases are as follows:

     Fiscal  Year  Ending  June  30          Amount
     ------------------------------          ------
                  2005                      $38,640
                  2006                       40,572
                  2007                       34,734
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

Information  on  reportable  segments  is  as  follows:


              THREE AND NINE MONTHS   OF FISCAL YEAR  ENDED JUNE 30, 2005 AND 2004
              --------------------------------------------------------------------
                                 THREE  MONTHS                          NINE MONTHS
                       March  31, 2005    March  31, 2004    March  31, 2005    March  31, 2004
Wi-Fi ISP  NET SALES  $            601   $              0   $            845   $              0
OPERATING LOSS        $              0   $              0   $              0   $              0
SOFTWARE NET SALES    $              0   $              0   $              0   $              0
OPERATING LOSS        $              0   $              0   $              0   $              0
COST AND EXPENSES     $      1,049,547   $      1,491,558   $      2,899,860   $      4,139,563
OTHER NET INCOME      $         36,543   $        653,506   $         38,778   $        571,911
NET LOSS              $     (1,012,403)  $       (838,052)  $     (2,860,237)  $     (3,567,652)
TOTAL
--------------------
NET INCOME            $            845   $              0   $            845   $              0
NET LOSS              $     (1,012,403)  $      ( 838,052)  $     (2,860,237)  $     (3,567,652)

 Note  11  Other  Events

a.  Company  Acquisition

In January 2005 the Company acquired the assets of Seamless P 2 P, LLC for $1,000,000 worth of Company stock: as follows: 700,000 shares of Class C
Preferred Shares convertible into $1.00 of Common Stock after 12 months and 300,000,000 shares of Common stock valued at $.001each and 20% interest in the new subsidiary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

In January 2005 the Company acquired the assets of Seamless P2P LLC for 700,000 shares of Preferred Class "C" Shares and 300,000,000 shares of the Company's
Common  stock  valued  at  $1,000,000

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

b.  Marketing  Agreement

As filed in an 8K dated April 27, 2005; The Company is writing off its $450,625.00 investment in the "Territory Marketing Agreement" that the Company acquired from Global Debit Cash Card, Inc. Global was unable to establish a viable private label debit card program that was the primary part of the agreement and the reason that the Company entered into to the agreement to sell debit cards. See agreement synopsis below:

"The USA Territory Marketing Representative Agreement previously entered into between the Company and Global Debit Cash Card, Inc. was amended on March 15, 2004, to reflect the receipt of 156,390,807 shares of common stock as payment in full in exchange for the limited exclusive right to market and sell debit cards in the states of Colorado and Utah for a period of 10 years."

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

Globalist  v.  Internet  Business's  International,  Inc.  et  al
-----------------------------------------------------------------

In July 2003 Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist which required the payment of $75,000 by March 2005 subject to court approval. Pursuant to the payment of the settlement amount of $75,000 on March 8, 2005, the Board of Directors issued 562,500,000 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933. On April 1 2005 the 562,500,000 shares of its unregistered common stock which were not issued on March 8, 2005 was changed to the issuance 56,250 shares of Class A Preferred Shares. The Company is still waiting for Court approval regarding the final settlement at which time the funds will be paid as per agreement.

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

Louis  Cherry  v.  InternetBusiness's  International,  Inc.
-----------------------------------------------------------

As  filed  in  an 8K dated April 6, 2005: On June 4, 2004 an action was filed in
----------------------------------------
Superior Court of California, Orange County, Central Justice Center Branch; Case Number 04CC03487, entitled Louis Cherry v. Internet Business's International, Inc. (the "Complaint"). In the Complaint, Louis Cherry alleged Breach of
Employment Contract and sought an unspecified amount of money damages. The Complaint was settled by and between Louis Cherry and the Company, and Mr. Cherry was not awarded any monetary sums. Additionally, Mr. Cherry waived any claims of seeking indemnification by the Company due to actions of Mr. Cherry, and waived certain claims against certain assets of the Company. On March 29, 2005, a Dismissal with Prejudice was entered with the Superior Court of California, Orange County; each Party bore their own legal fees and costs.

Management of the Company believes that due to its current financial condition, any unfavorable outcome in the above matters will have a materially adverse effect on the financial condition, results of operations and cash flows of the Company.

Note  13-  Subsequent  Events

On April 26, 2005 a subsidiary of the Company, Seamless Peer 2 Peer, Inc., the developer of a patent pending encryption software program
completed   installation  of   its  Phenom  Software  Program  at   Science
Applications International Corporation's (Science Applications) Public Safety Integration Center (PSIC). PSIC is located in the Washington, D.C. suburb of McLean, Va., is a laboratory, testing center, and prototype demonstration facility that is used to show the successful integration of capabilities and expertise of Science Applications from SAIC with vendors, service providers and the federal government to suit specific customer needs. Demonstrations and testing are tailored to clients' specific needs in the areas of homeland
security,  homeland  defense,  and  national  security.   PSIC  staff
demonstrates various integrated solutions to suit clients' special requirements in areas that include policy, enterprise architecture, systems engineering, information technology, training and prevention.
In April 2005 GLCD reversed it stock 1,000 shares of GLCD for 1 of GBCD (the new stock symbol) GBCD recently traded at $1.01 per share in low volume.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

The following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

When the words used in this Report, such as; "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to statements; as to statements regarding our critical accounting policies, adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth and profitability, need for future financing, dependence on personnel, operating expenses, ability to respond to rapid technological change and statements regarding the issuance of common stock to the Company's executive officers. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to develop and timely introduce products that address market demand, the impact of alternative technological advances and competitive products, market fluctuations, the Company's ability to obtain future financing, and the risks set forth below under "Factors That May Affect the Company's Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Alpha Wireless Broadband, Inc. ("Company") is currently a start up business that is currently operating two subsidiaries as follows:

 Skyy-Fi, Inc., that is providing "Wireless Internet" access at business locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz). Its web site is www.skyyfi.com .
                                                      --------------

Seamless Peer 2 Peer, Inc., which is a developer and provider of a software program 'Phenom" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. Its web site is www.seamlessp2p.net .
          ---------

(A)  PLAN  OF  OPERATION

The  Company  located  in  Nevada;  has  6  independent  contractor  employees,

The Company is currently a start up operation. As of this date the Company has installed Wi-Fi at 30 locations for its Skyy-Fi, Inc., Wi-Fi subsidiary, and has installed two of its Phenom Software Encryption Program at two locations for its Seamless Peer 2 Peer, Inc., software developer subsidiary.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the Company starting up a business it is important to note that the following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the Third Quarter of Fiscal years ended June 30, 2005, 2004, are derived from the financial statements of the Company and should be read in conjunction with the audited financial statements included in the June 30, 2004 and 2003 10K/SB. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

Results  of  Operations

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management had determined that there were three reportable segments, (all of which have ceased operations in the fourth quarter for fiscal year ended June 2003), based on the customers served by each segment: Full service internet service provider (ISP), which ceased operation during the fiscal year ended June 2003. The current wireless internet service business-to-consumer ("B2C") provider primarily consisted of direct marketing of the Companies services and products. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

Analysis  of  Financial  Condition

Revenues; for the three months ended March 31, 2005 were $ 601 as compared with $0 for the corresponding period in 2004, an increase of $ 601. The revenue generated for the nine months ended March 31, 2005 was $845 as compared with $0 for the corresponding period in 2004, an increase of $845. The Company's current operations started effective July 2004.

Selling, general and administrative expenses; for the three months ended March 31, 2005 was $1,049,547 as compared to $1,491,558 for the same period in 2004, a decrease of $442,011 or approximately 30%. Such expenses for the nine months ended March 3, 2005 was $2,899,860 as compared to expenses of $4,139,563 in the same period in 2004 a decrease of $1,239,703 or approximately 30%. The continued high cost of the selling, general and administrative expenses reflect the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. Thus far, during 2005 the quarter ended March 31, 2005 the Company received an additional $251,165 from its funding line this was not sufficient to maintain growth and cover expenses. The company plans to continue to pursue revenue growth and expects to utilize additional private placements or other equity financing during the remainder of 2005, in addition to utilization of S-8 stock to compensate for certain needed services

Other Income; is either extraordinary income from payment in full on debt for a reduced amount (with the difference represented as income) and from the sale of fully or partially depreciated equipment where the income from the sale is greater than the amount depreciated. Since there are no expectations that furthers sales will occur and that the revenues from previous operations are dissimilar therefore there will be no comparison of the quarters.

Net Loss; for the three months ended March 31, 2005 was $1,012,403 as compared to $838,052 for the same period in 2004 an increase of $174,351 or approximately 120%. The net loss for the nine months ended March 31, 2005 was $2,860,237 as compared to $3,567,652 for the nine months ended March 31, 2004 which is approximately a decrease of 20% or $707,415. Management believes these results are a direct reflection of continued higher expenses due to the continued expansion of the business and new acquisition and its related expenses. These expenses are not expected to remain high however sales for both the Wi-Fi and software programs will continue to increase which should result in a decrease in the net operating loss.


              THREE AND NINE MONTHS   OF FISCAL YEAR  ENDED JUNE 30, 2005 AND 2004
              --------------------------------------------------------------------
                                 THREE  MONTHS                          NINE MONTHS
                       March  31, 2005    March  31, 2004    March  31, 2005    March  31, 2004
Wi-Fi ISP  NET SALES  $            601   $              0   $            845   $              0
OPERATING LOSS        $              0   $              0   $              0   $              0
SOFTWARE NET SALES    $              0   $              0   $              0   $              0
OPERATING LOSS        $              0   $              0   $              0   $              0
COST AND EXPENSES     $      1,049,547   $      1,491,558   $      2,899,860   $      4,139,563
OTHER NET INCOME      $         36,543   $        653,506   $         38,778   $        571,911
NET LOSS              $     (1,012,403)  $       (838,052)  $     (2,860,237)  $     (3,567,652)
TOTAL
--------------------
NET INCOME            $            845   $              0   $            845   $              0
NET LOSS              $     (1,012,403)  $      ( 838,052)  $     (2,860,237)  $     (3,567,652)

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Information  on  reportable  segments  is  as  follows:

(1) WISP: The resultant loss from operations for the Wi-Fi ISP segment for third quarter for fiscal year ended June 30, 2005 are expected to continue because these expenses are related to the startup of this operation.

(2) Software: The resultant loss from operations for the Software encryption program segment for third quarter for fiscal year ended June 30, 2005 are expected to continue because these expenses are related to the startup of this operation.

Liquidity  and  Capital  Resources

Net cash used in operating activities at the end of the third quarter of fiscal year ended June 30, 2005, decreased to ($476,566) due to the use of stock for services which is an increase compared to the results for the same period ended 2004 of ($1,080,763). The Company has alternative sources of capital so the Company can expand its new Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots. This is being provide by two sources; Windsor Professional Plaza LLC which is providing capital to resolve previous Company debts, and through 1st American Factoring LLC which provides capital to expand the Companies current operations.

Capital  Expenditures

The Company issued $1,123,300 worth of Common stock for acquisition of assets during the third quarter of fiscal year ended June 30, 2005.

Acquisitions

In January 2005 the Company acquired the assets of Seamless P2P LLC for 700,000 shares of Preferred Class "C" Shares and 300,000,000 shares of the Company's Common stock valued at $1,000,000 and 20% interest in the new subsidiary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

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

In April 2005 GLCD reversed it stock 1,000 shares of GLCD for 1 of GBCD (the new stock symbol) GBCD recently traded at $1.01 per share in low volume.

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

Critical  Accounting  Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. The most critical accounting policies are the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that of the significant accounting policies used in the preparation of the consolidated financial statements (see Note B to the Financial Statements); the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates. The methods, estimates and judgments The Company uses in applying these most critical accounting policies have a significant impact on the results reported in the Company's financial statements.

Off  Balance  sheet

The Company has not entered into any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on the company's financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

Use  of  Estimates

The preparation of the consolidated financial statements are in conformity with United States generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. The evaluation revealed certain weaknesses in disclosure controls and procedures. Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report, our Chief Executive Officer and Treasurer have concluded that, subject to the limitations noted above, and except for the weaknesses noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report was being prepared.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Globalist  v.  Internet  Business's  International,  Inc.  et  al
-----------------------------------------------------------------

In July 2003 Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist which required the payment of $75,000 by March 2005 subject to court approval. Pursuant to the payment of the settlement amount of $75,000 on March 8, 2005, the Board of Directors issued 562,500,000 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933. On April 1 2005 the 562,500,000 shares of its unregistered common stock which were not issued on March 8, 2005 was changed to the issuance 56,250 shares of Class A Preferred Shares. The Company is still waiting for Court approval regarding the final settlement at which time the funds will be paid as per agreement.

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

Louis  Cherry  v.  Internet  Business's  International,  Inc.
-------------------------------------------------------------

As  filed  in  an 8K dated April 6, 2005: On June 4, 2004 an action was filed in
----------------------------------------
Superior Court of California, Orange County, Central Justice Center Branch; Case
--
Number 04CC03487, entitled Louis Cherry v. Internet Business's International, Inc. (the "Complaint"). In the Complaint, Louis Cherry alleged Breach of
Employment Contract and sought an unspecified amount of money damages. The Complaint was settled by and between Louis Cherry and the Company, and Mr. Cherry was not awarded any monetary sums. Additionally, Mr. Cherry waived any claims of seeking indemnification by the Company due to actions of Mr. Cherry, and waived certain claims against certain assets of the Company. On March 29, 2005, a Dismissal with Prejudice was entered with the Superior Court of California, Orange County; each Party bore their own legal fees and costs.

 Management of the Company believes that due to its current financial condition, any unfavorable outcome in the above matters will have a materially adverse effect on the financial condition, results of operations and cash flows of the Company.

ITEM  2.  CHANGES  IN  SECURITIES

Issuanceof  Common  Stock  and  Preferred  Stock
------------------------------------------------
The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all shares of the Common Stock and the Preferred Stock herein authorized in accordance with the terms and conditions set forth in the Articles of Incorporation for such purposes, in such amounts, to such persons, corporations, or entities, for such consideration and in the case of the Preferred Stock, in one or more series, all as the Board of Directors in its discretion may determine and without any vote or either action by the stockholders, except as otherwise required by law. The Board of Directors, from time to time also may authorize by resolution, options, warrants and other rights convertible into Common or Preferred stock (collectively "securities"). The securities must be issued for such consideration, including cash, property, or services, as the Board of Directors may deem appropriate, subject to the requirement that the value of such consideration be less than the par value if the shares issued. Any shares issued for which the consideration so fixed paid or delivered shall be fully paid stock and the holder of such shares shall not be liable for any further call of assessment or any other payment thereon, provided that the actual value of such consideration is not less that the par value of the shares so issued. The Board of Directors may issue shares Common Stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the Common Stock only to ten holders of the outstanding shares of the Common Stock.

All shares issued by the Company for services through the period ended March 31, 2005, were issued at below par value.

Authorized  Shares
------------------

During November 2004 the board of directors amended the articles of incorporation to increase the authorized to 20,000,000,000 shares (par value of $.001) of which 19,990,000,000 are common shares and 10,000,000 are preferred. There are three classes of preferred stock which are as follows; Class A Preferred of 3,000,000 shares of which one (1) share of preferred converts to 10,000 shares of common stock at, Class B Preferred of 2,000,000 shares of preferred of which (1) shares of preferred converts to 2,000 shares of common stock, and Class C Preferred of 5,000,000 shares.

On September 30, 2004 the Company amended its Certificate of Incorporation and authorized 5,000,000 shares of Class C Preferred stock, $0.001 par value, convertible, with a stated value of $1.00 per share for conversion purposes. The Class C Preferred stock is convertible at the option of the holder into common shares of the Company at the end of 12 months from the date of its issuance into based upon the ten day average trading price of the common stock just prior to the end of the 12 month holding period. Therefore One Dollar ($1.00) of Preferred Stock (which is one share of Class C Preferred) will be converted into $1.00 worth of common stock. For example if the price per share of the common stock on the date of conversion is $.10 per share the holder of the Preferred stock will receive 10 shares of common stock for every shares of Class C Preferred stock that is converted. into common.

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004.

Stock  Issuance

During third quarter of fiscal year ended June 30, 2005 the following stock was issued:

300,000,000 shares, valued at $.001each, as partial payment for the acquisition of the assets of Seamless P2P, LLC (the balance was issued in Class C Preferred Stock, see Preferred Stock)

3,368,734,000  were  issued  for  officer's  salary  and  for  services.

During second quarter of fiscal year ended June 30, 2005 the following stock was issued:

Windsor converted 100,000 shares of preferred stock to 1,000,000,000 of common shares, of which 900,000,000 of the common shares were issued for Company services.

2,224,717,500  were  issued  for  officer's  salary  and  for  services.

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

Stock  Issuance  for  Acquisitions

Refer  to  Note  2-Business  Combinations

Preferred  Stock
On April 1 2005 the 562,500,000 shares of its unregistered common stock which were not issued on March 8, 2005 and was changed to 56,250 shares of Class A Preferred Shares. The Board of Directors on March 8, 2005 authorized the issuance of 562,500,000 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. This issuance was intended to be exempt from registration under section 4 (2) and/or Regulation D of the Securities Act of 1933.
During the third quarter of fiscal year ended June 30, 2005 the Company issued 700,000 shares of Class C Preferred Shares convertible into $1.00 of Common Stock after 12 months as partial payment for the assets of Seamless P 2 P, LLC, the acquired assets were then transferred to a subsidiary of the Company, Seamless Peer 2 Peer, Inc., a Nevada Corporation. The Company also issued 55,784 shares of Class A Preferred Shares in order to reduce the debit "Note payable to related party" this debit is still on books as required by the Accountant until stock is cleared and the debit paid in full, the debit will be credited then it will no longer be included in the balance sheet.

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

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231, preferred shares to Windsor Professional Plaza, LLC. During the first quarter of fiscal year ended June 30, 2005 the Company cancelled 35,186 shares in order to reduce preferred stock outstanding because they would have converted into an amount of common shares in excess of those authorized. By the end of the second quarter of fiscal year ended June 30, 2005 Windsor Professional converted
344,045 shares of preferred stock and has a balance of 650,000 unconverted Preferred Class "A" Shares.

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

On March 17, 2005 the Company filed an 8K which described a series of agreements between the Company and regarding the election of President for Skyy-Fi , various other agreements and a cyber threat received by the Company.

On March 9, 2005 the Company filed an 8K which stated the election of new directors for the Company.

On March 3, 2005 the Company filed an 8K which stated the issuance of stock to consultants and employees for services rendered.

On January 19, 2005 the Company filed an 8K in which the Company acquired the assets of Seamless P 2 P, LLC for $1,000,000 worth of Company stock: as follows: 700,000 shares of Class C Preferred Shares convertible into $1.00 of Common Stock after 12 months and 300,000,000 shares of Common stock valued at $.001each and 20% interest in the new subsidiary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation.

On January 13, 2005 the Company filed an 8K which stated the issuance of stock to consultants and employees for services rendered.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ALPHA WIRELESS BROADBAND, INC.

                                                  Date: May 12, 2005

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