Form 10KSB
period 2005-06-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2005-09-28
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

                        Commission file number:  0-20259
            SEAMLESS WI-FI, INC. f/k/a ALPHA WIRELESS BROADBAND, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   33-0845463
                                   ----------
                      (I.R.S. Employer Identification No.)

            4255E. Charleston Blvd. Suite D, Las Vegas, Nevada, 89104
            ---------------------------------------------------------
                    (Address of principal executive offices)

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

Issuer's  revenue  for  its  most  recent  fiscal  year:  $2,113.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June
30,  2005:  $24,469.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005: 24,468,944.

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

SIGNATURES

PART  I.

ITEM  1.  DESCRIPTION  OF  BUSINESS

General

Seamless Wi-Fi, Inc. formerly known as Alpha Wireless Broadband, Inc. ("Company") is currently a start up business with two operating subsidiaries:

Seamless Skyy-Fi, Inc., provides Wireless Internet access at business locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards.
Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz). Transmission of radio frequency is regulated by the Federal Communications Commission and has over the past 3 years become a growing form of communications for access to the Internet. Radio equipment installed at a location creating a POP (Point Of Presence) which is connected directly to the Internet and maintained by an Internet Service Provider (ISP). This POP broadcasts radio frequencies allowing two-way communications to the Internet. A user's wireless modem equipped with an antenna and installed in a stationary computer, a laptop computer or other wireless device, communicates with the POP permitting the end user to transmit and receive data to the Internet. As of the date of this report Seamless Skyy-Fi had 30 Wi-Fi locations installed.

And  the  other  subsidiary  is;

Seamless Peer 2 Peer, Inc., is the developer of the proprietary (patent pending) Phenom Encryption Software. Phenom Software allows secure communications over Wi-Fi, Local Area Network (LAN), and Wide Area Networks (WAN) with its Virtual Internet Extranet Network technology. Phenom Software provides secure Peer Mail, Chat, File Transfer, and remote PC access in a two-megabyte download. Phenom Software's Application Protocol Interface (API) also supports Voice over Internet Protocol (VoIP), Video Voice conferencing, and White Boarding. As of the date of this report Seamless Peer 2 Peer has 2 clients currently Beta Testing the software and its applications.

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

From January 2000 until April 2003 goods and services were offered by the Company, over the Internet, including a national ISP and a local WISP in Las Vegas, Nevada. These operations ceased in April of 2003.

From  April  2003  until  May  2004  the  Company  was  not  in  operation.

In May 2004, the Company opened a dating web site for seniors. This was the first business venture since the Company ceased its prior operations in April 2003.

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

In  July  2004  the  Company established, The Internet Business's International,
                                          --------------------------------------
Inc.  Creditor  Trust to pay the Company's creditors and to allow the Company to
---------------------
continue to operate without interruption. KFG LLC accepted the appointment as trustee, and is vested with the authority to settle outstanding matters with the Company's creditors willing to accept shares of the Company's common stock for settlement pursuant to the terms and conditions of the trust agreement.

In July of 2004 which is first quarter of fiscal year of June 2005, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 30 Wi-Fi locations installed.

In January 2005, the Company acquired the assets of Seamless P2P, LLC for the Companies subsidiary Seamless Peer 2 Peer, Inc. Seamless is a developer and provider of a software program 'Phenom" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. After the acquisition the Company changed its name to Seamless Wi-Fi, Inc and changed Skyy-Fi, Inc to Seamless Skyy-Fi, Inc. to unify the Company and its subsidiary in its presentation as "Seamless".

The Company has three offices in Nevada and not including Officers and Directors; has 10 independent contractor employees.

Current  Operations

The Company is currently maintaining and operating the following web sites, Seamless Skyy-Fi; www.skyyfi.com and for Seamless Peer 2 Peer; www.seamlessp2p.net and its corporate site Seamless Wi-Fi; www.slwf.net. The two operating subsidiaries current operations are as follows:

Seamless  Skyy-Fi  Business  Plan;
----------------------------------

 The Companies subsidiary Seamless Skyy-Fi is concentrating on establishing "Wi-Fi Hotspots". The Company's plan for its current and future Wi-Fi operations are based upon the following business model which outlines the; "identifying", "acquiring" and "approving" of Wi-Fi Hotspots and then the "installation" of equipment at the Wi-Fi location.

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

Wi-Fi service for large geographical areas, will incur monthly charges to the Company for the rental of broadcast radio and antenna locations. These costs would be incorporated within the Internet access charges for the area. Access charges will also vary depending on the type of access the end user wants within the covered area.

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

Competition

The  following  is  a  list  of  company  competitors:

                                      Direct Competition
Company Name                   Public/Private      Web-Site       Stock Symbol
-----------------------------  --------------  -----------------  ------------
Advanced Internet Access, LLC  Private         www.axcess2go.com  N/A
                                               -----------------

Caf .com Inc *                 Private         www.caf .com       N/A
                                               -----------------

Fat Port                       Private         www.fatport.com    N/A
                                               -----------------

NetNearU, Corp.                Private         www.nnu.com        N/A
                                               -----------------

Wayport, Inc                   Private         www.wayport.net    N/A
                                               -----------------

Wi-Fi Guys. LLC                Private         www.wi-figuys.com  N/A
                                               -----------------

Netopia, Inc.                  Public          www.netopia.com    NTPA
                                               -----------------

ICOA, Inc.                     Public          www.icoacorp.com   ICOA
                                               -----------------

*  ICOA,  Inc  acquired  Cafe.com  in  August  2005.
----------------------------------------------------

Several companies such as Starbucks and T-Mobile have jointly entered into the competition with their own Wi-Fi locations. Other companies such as IOCA are attempting to acquire existing independent Wi-Fi companies. Other attempts are being made to develop roaming agreements between the Wi-Fi locations and Companies to allow a more access to existing Wi-Fi customers. Cellular telephone companies are trying to organize a network of Wi-Fi locations under its umbrella. Other Cellular Telephone Companies such as Sprint are also offering Mobil Internet access through connection to their cellular networks. The hospitality industry is going to a free Wi-Fi model and fast food chains are offering it service for a fee for Wi-Fi access at their locations.

Other factors that impact the Wi-Fi sector is that there are venues such as cities and collages that are offering free Wi-Fi. Management feels that free Wi-Fi will not work because there are fixed costs for bandwidth that have to be paid by someone. Other costs which are also not free nor can they be waived, are costs of the broadcast radios, routers and antennas. Free Internet has been tried in the past, for example Net Zero had to move away from that model due to the fact that revenue from advertisers did not off set the hard cost of accessing the Internet.

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

Seamless  Skyy-Fi  Plan  forRevenue  from  Operations:
------------------------------------------------------

Skyy-Fi  Revenue

Fees are paid to Skyy-Fi by subscribers and/or from the location owner as follows:

1. Subscribers either pay a monthly fee if they are a Skyy-Fi member or a per use fee if they are an occasional user.

2. When the location owner offers free Wi-Fi access the owner then pays a fee to the Company for providing and maintaining the service.

Seamless  Peer  2  Peer  Business  Plan;
----------------------------------------

The Companies subsidiary Seamless Peer 2 Peer is concentrating on establishing a Client Base for its software products. The Company's plan for its current and future clients are based upon the following business model which outlines the clients that could benefit from its use and then establishing methods of distribution for delivering the product to the client base.

Client  Base

The Company feels that the Peer 2 Peer client base comprises the following entities and end users:

Government  agencies

Corporations

WAN  and  LAN  operators

ISP,  WISP,  Wi-Fi  providers

File  Sharing  Companies

Market  and  Competition

Market

The market for Internet based software services is highly competitive. There are substantial barriers for entry into the Software Internet Service market. The cost for determining a need then development and testing of the software program to supply that need is significant. However the potential profit if successful means that capital is available if the developer can present a convincing reason for the development of the software.

Competition

                                  Direct Competition
Company Name              Public/Private        Web-Site         Stock Symbol
------------------------  --------------  ---------------------  ------------
Grouper Networks ,Inc.    Private         www.grouper.com        N/A
                                          ---------------------

Citrix Systems,  Inc.     Public          www.citrix.com         CTSX
                                          ---------------------

Lap Software, Inc.        Private         www.laplink.com        N/A
                                          ---------------------

PeerMe, Inc               Private         www.peerme. com        N/A
                                          ---------------------

3am Labs, Inc.            Private         www.logmein.com        N/A
                                          ---------------------

Amteus Ltd                Private         www.jeftel.com         N/A
                                          ---------------------

Eclectic Endeavours Inc.  Private         www.endeavors.com      N/A
                                          ---------------------

Seclarity, Inc.           Private         www.seclarity.com      N/A
                                          ---------------------

Securit-e-doc, Inc.       Private         www.securit-e-doc.com  N/A
                                          ---------------------

Seamless Peer 2 Peer Marketing plan incorporates four (4) basic distribution channels:

1) Direct Sales that targets vertical market networks for example; healthcare providers, Government Agencies, Defense Contractors, Military, Non-Profits, etc. The direct sales staff will focus on the domestic market.

2) OEM Distribution sales private networks as well as general users. Furthermore, they will be able to bundle the SeamlessP2P client software for handheld devices, PDA's, desktop computers and laptops.

3) Affiliates, Resellers and Partners sales by offering the Seamless product through Internet Service Providers (e.g. Cable, DSL, etc.), Networking and IT solution providers, Internet Business Portals and Wireless Internet Service Providers.

4) Internet/Online users are able to download the program from the for their daily Internet usage, our user base will grow by word of mouth and recommendation and advertising. Seamless downloadable from the CNET and Seamless websites. Over half of all downloads from the CNET sites are originating from outside of the Continental United States (CONUS).

Proprietary  Software

Seamless Peer 2 Peer is the developer of the proprietary (patent pending) Phenom Encryption Software. Phenom Software allows secure communications over Wi-Fi, Local Area Network (LAN), and Wide Area Networks (WAN) with its Virtual Internet Extranet Network technology. Phenom Software provides secure Peer Mail, Chat, File Transfer, and remote PC access in a two-megabyte download. Phenom Software's Application Protocol Interface (API) also supports Voice over Internet Protocol (VoIP), Video Voice conferencing, and White Boarding.

Seamless  Peer  2  Peer  Plan  for  Revenue  from  Operations;

Fees  are  paid  to  Seamless  from  the subscriber and/or the network operator:

1. Subscribers will either pay a monthly fee if they are a Seamless member and/or a per use fee if they are occasional users.

2. Operators of a Wide Area Network (WAN) and/or a Local Area Network (LAN) who want Seamless service then pay per month or per year based upon the number of users that are part of the network.

SLWF plan is for the subsidiaries to grow in their respective areas and then cross market the Companies services and products to their respective clients.

Employees

The Company has 10 independent contractor employees not including Officers and Directors.

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

     (a)  Regulation  of  the  Internet

To date there has been some regulation of content providers on the Internet and this regulation may increase due to the increasing popularity and use of the Internet by broad segments of the population. It is possible that new laws and regulations may be passed and/or adopted with respect to the Internet pertaining to access, content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. No one is able to predict the effect, if any, what future regulatory changes or developments may have on the demand for Internet services, access and/or other Internet-related activities. Changes in the regulatory environment relating to the Internet access industry may include the enactment of laws and/or regulations that directly or indirectly affect the costs of telecommunications and Internet access. These changes could increase competition from national and/or regional telephone companies and other Internet access providers. These changes could adversely affect the Company's business, operating results and financial condition.

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

     (d)  Regulation  of  Peer  2  Peer  communication;

     The courts and the legislature have recently become active in the peer 2 peer communications, which can negatively impact the company due to its acquisition of peer 2 peer software technology. If the legislatures and court determine that this type of communications violates existing laws and/or new laws may be proposed that could limit and/or prohibit this type of communication then this could have a negative impact on the company to generate revenue from this type of communications.

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


ITEM  2.  DESCRIPTION  PROPERTIES

The  following  locations  are  the principal places of business of the Company:

4255 E. Charleston Blvd, Suite D,  2250 E. Tropicana Ave. Suite 19  2050  Russett  Way,  Suite  338,
Las  Vegas,  Nevada  89104         Las Vegas, Nevada 89119          Carson City,  Nevada  89703

The Company leases each location on a month-to-month basis for approximately $100 per month.

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for additional office space that expires in June 2007. The Company rents additional office space, on a month to month basis. Rent expense under these leases for the fiscal year ended June 30, 2005 was $42,998. Remaining commitments under the operating leases are as follows:

     Fiscal  Year  Ending  June  30          Amount
     ------------------------------          ------
                 2006                        34,734
                 2007                        28,520
                 2008                         1,355
                                             ------
                                            $64,609

ITEM  3.  LEGAL  PROCEEDINGS

The  Company  is  a  party  to  the  following  legal  proceedings:

Globalist  v.  Internet  Business's  International,  Inc.  et  al
-----------------------------------------------------------------

In July 2003 Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist which required the payment of $75,000 by March 2005, subject to Court approval. On March 8, 2005 the Company put $75,000 in its lawyer escrow account to satisfy the settlement. This cash is classified as restricted cash on its balance sheet. The Company is still waiting for Court approval regarding the final settlement, at which time the funds will be paid as per agreement. However Globalist is contesting the settlement agreement and further court action is contemplated.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
There were no matters submitted to our security holders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 2005.


PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

(a)  Market  Information

The common stock of the Company is traded on the Over the Counter Bulletin Board under the symbol "SLWF" (formerly AWBI) and the range of closing bid prices shown below is as reported by the this market place. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For  the Fiscal Year Ended June 30, Per Share Common Stock Bid Prices by Quarter

                           2005            2004
                       High    Low     High    Low
1st Quarter  09-30    0.0006  0.0003  0.0027   0.001
2nd Quarter 12-31     0.0006  0.0001  0.0014   0.001
3rd Quarter  03-31    0.0003  0.0001  0.0009   0.001
4th Quarter  06-30 *   0.155  0.0001  0.0008   0.001

*  As  Post  reverse  of  one  for  one  thousand  stock  reverse.

(b)  Holders  of  Common  Equity

As of June 30, 2005 there were 153 shareholders of record of the Company's Common Stock.

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

                                                                                   Number of securities remaining
                            Number of securities to be                              available for future issuance
                             issued upon exercise of    Weighted-average price of     under equity compensation
                               outstanding options,       outstanding options,       plans (excluding securities
Plan category                  warrants and rights         warrants and rights        reflected in column (a))
--------------------------  --------------------------  -------------------------  -------------------------------

Equity compensation plans
 approved by security
 holders                    None                        None                       None
--------------------------  --------------------------  -------------------------  -------------------------------
2003 Stock Compensation
 Plan III(1)                                30,000,000                      .20                                  0
--------------------------  --------------------------  -------------------------  -------------------------------
2003 Employee and
 Consultant Plan (2)                        50,000,000                      .10                                  0
--------------------------  --------------------------  -------------------------  -------------------------------
2003 Employee and
 Consultant Plan(3)                         40,000,000                      .20                                  0
--------------------------  --------------------------  -------------------------  -------------------------------
2003 Employee and
 Consultant Plan(4)                         80,000,000                      .15                                  0
--------------------------  --------------------------  -------------------------  -------------------------------
2004 Stock Plan(5)                          80,000,000                      .16                                  0
--------------------------  --------------------------  -------------------------  -------------------------------
2004 Employee and
 Consultant Plan(6)                         80,000,000                      .11                                  0
--------------------------  --------------------------  -------------------------  -------------------------------
2005 Stock Plan(5)
 Consultant Plan                         1,000,000,000                      .02                                  0
--------------------------  --------------------------  -------------------------  -------------------------------
2005Employee and
 Consultant Plan(6)                      1,500,000,000                      .01                                  0
--------------------------  --------------------------  -------------------------  -------------------------------

(1-6) The Plans provide to directors and key employees selected for participation in the Plan with added incentives to continue in the service of SLWF; to create in such directors and employees a more direct interest in the success of the operations of SLWF by relating compensation to the achievement of long-term corporate economic objectives; to attract and retain directors and key employees by providing an opportunity for investment in SLWF; to obtain services for SLWF from independent contractors, for services, at reduced compensation or at rates and/or on terms which are otherwise negotiated favorably to SLWF, by paying their retainer or fees in the form of shares of the Company's common stock, $0.001 par value per share. The Board of Directors of the Company administers the plans.

(e)  Equity  Securities  Issued  Without  Registration

e)  Equity  Securities  Issued  Without  Registration

During the fiscal year ended June 30, 2005 David Karst on behalf of Windsor Professional Plaza LLC converted 252,753 shares of preferred stock of which 100,000 shares were converted to pay the Company's operating expenses leaving a balance of 644,625 preferred shares held as collateral.

The Board of Directors on March 8, 2005 authorized the issuance of 562,500 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. On April 1, 2005 this was changed to 56,250 shares of Class A preferred stock for $75,000. This issuance was intended to be exempt from registration under Section 4 (2) and/or Regulation D of the Securities Act of 1933.

During the third quarter of fiscal year ended June 30, 2005 the Company issued 700,000 shares of Class C Preferred Shares convertible into $1.00 of Common Stock after 12 months, as partial payment for the assets of Seamless P 2 P, LLC. The acquired assets were then transferred to a subsidiary of the Company, Seamless Peer 2 Peer, Inc., a Nevada Corporation. The Company also issued 55,784 shares of Class A Preferred Shares in order to reduce the debit "Note payable to related party" this debit is still on the books as required by the Accountant until the stock is cleared and the debit is paid in full.

During the first quarter of fiscal year ended June 30, 2005 the Company cancelled 35,186 shares held by Windsor in order to reduce preferred stock outstanding because once converted, they would have amounted to common shares in excess of those authorized. Windsor Professional converted 117,453 shares of preferred stock.

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231 preferred shares to Windsor Professional Plaza, LLC as collateral for the Company's funding line of credit.

During fiscal year ended June 30, 2005 the following stock was issued. (All shares issued by the Company for services through the third quarter and most of the fourth quarter of fiscal year ended June 30, 2005, were issued at below par value):

14,160,000 shares were issued for services when 1,460 shares of preferred stock were converted to common for the principal and interest due on the Windsor payable.

300,000 shares, valued at $.001 each, as partial payment for the acquisition of the assets of Seamless P2P, LLC (the balance was issued in Class C Preferred Stock, see "Preferred Stock")

Windsor converted 100,000 shares of preferred stock to 1,000,000 of common shares, of which 900,000 of the common shares were issued for Company services.

205,210  Class  A  preferred  shares  were  issued  for  officers  services.

79,519  Class  A  preferred  shares  were  issued  for  officer's  salary

3,558,642  common  shares  were  issued  for  services.

1,109,435  common  shares  were  issued  for  officer's  salary.

$300,000 worth of common stock to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

220,000 shares were issued to acquire 22,000 shares of Save the World valued at $5.00 per share.

During  fiscal  year  ended  June  30,  2004,  the  following  stock was issued:

495,000 shares were issued for payment in full on a note owed by the Company for past due wages.

546,260 shares of common stock were issued per the conversion of preferred stock into common, pursuant to the agreement with Windsor Professional Plaza, LLC.

136,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

156,390 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

170,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

280,000 shares of restricted common stock were issued to repurchase 280,000 shares of DCM.

54,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

The company complies with the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for
Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.

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

Overview

During the current fiscal year of June 2005, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 30 Wi-Fi locations installed. Then in January 2005 during the third quarter of this fiscal year, the Company acquired the assets of Seamless P2P, LLC for the Companies subsidiary Seamless Peer 2 Peer, Inc. Seamless is a developer and provider of a software program 'Phenom" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions.

Analysis  of  Selected  Financial  Data

With the Company starting up a business it is important to note that the following discussion and analysis of the Companies financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the years ended June 30, 2005, 2004, are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

Year End                                                  June 30,         June 30,
Statement of Operations Data                                2005             2004
Revenues                                               $        2,113   $            -
   Cost of revenues                                            35,346                -
                                                       ---------------  ---------------
    Gross profit (loss)                                       (33,233)               -
Cost and expenses:
   Selling, general and administration                        694,607        1,199,196
   Judgments                                                  555,596          435,012
   Stock paid for compensation                                375,957          316,577
   Stock paid for services                                  1,766,021          455,058
   Write down of intangible assets                            450,625                -
   Write down of investments                                        -        1,043,552
   Depreciation and amortization                               77,088        1,745,090
                                                       ---------------  ---------------
     Total costs and expenses                               3,919,894        5,194,485
                                                       ---------------  ---------------
Net income (loss) from operations                          (3,953,127)      (5,194,485)
Other income                                                   38,928           19,005
Other (expense)                                                     -                -
                                                       ---------------  ---------------
Income (loss) before income taxes                          (3,914,199)      (5,175,480)
                                                       ---------------  ---------------
Income taxes (benefit) (note 9)                                     -                -
Net income (loss)                                      $   (3,914,199)  $   (5,175,480)
                                                       ---------------  ---------------
Net income (loss) per common shares                    $         (.23)  $        (3.61)
                                                       ---------------  ---------------
Weighted average number of common shares outstanding       17,373,504        1,433,198

Year End                                               June 30, 2005    June 30, 2004
Balance Sheet Data
Current assets                                         $          270   $        5,469
Other assets                                           $    1,681,755   $      641,012
                                                       ---------------  ---------------
         Total assets                                  $    1,682,025   $      646,481
                                                       ---------------  ---------------

Current liabilities                                    $    4,814,790   $    3,915,125
Long-term debt                                         $            0   $            0
Minority Interest                                      $      250,000
Shareholders equity (deficiency)                       $   (3,382,765)  $   (3,268,644)
                                                       ---------------  ---------------
         Total liabilities and equity                  $    1,682,025   $      646,481
                                                       ---------------  ---------------

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results  of  Operations

(a)  Comparison  of  Year  to  Year

(1)  Fiscal  2005  Compared  To  Fiscal  2004

The Company's revenues for the twelve-month period ended June 30, 2005 of $2,113 is an increase in revenue when compared with zero revenues for the fiscal year ended June 30, 2004. The increase in revenue is from the deployed Wi-Fi system, the other revenue is from the sale of unused equipment which was fully depreciated and due to the fact that the debt to the Internal Revenue service was revised due to the refilled statements for payroll.

The resulting loss for the twelve-month period ended June 30, 2005 of ($3,914,199) was a significant decrease when compared to the losses of ($5,175,480) reported for the year ended June 30, 2004. One major contributor to the reduction in the losses that have occurred was due to writing down of assets that occurred during fiscal year ended June 30, 2004.

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

Information  on  reportable  segments  is  as  follows:

                             FISCAL YEAR  ENDED
                        June 30, 2005    June 30, 2004
Wi-Fi ISP  NET SALES   $        2,113   $            0
COST OF WI-FI SALES    $       35,346   $            0
SOFTWARE NET SALES     $            0   $            0
COST OF SOFTWARE SALES $            0   $            0
COST AND EXPENSES      $    3,955,240   $    5,194,485
OTHER NET INCOME       $       38,928   $       19,005
NET LOSS               $   (3,914,199)  $   (5,175,480)
TOTAL
--------------------
NET INCOME             $            0   $            0
NET LOSS               $   (3,914,199)  $   (5,175,480)

(1) Wi-Fi ISP The resultant loss for this segment for the fiscal year ended June 2005 was ($33,233) this was due to operational cost of this start-up operation. There is no comparison available because this segment was not in operation during the prior fiscal year.

(2) Software Net Sales: This segment was just acquired in January 2005 and is a start-up operation.

(3) Other: For the fiscal year ended June 2005 this segment received income of $38,928 due to sale of fully depreciated equipment and the refilling of payroll tax reports for the prior operation which reduced the company's liabilities and is incorporated in the dollar amount. The income for June 2004 of $19,005 is due to a returned deposit that was written off for fiscal year ended June 30, 2002. The losses of ($3,914,199) for fiscal year of June 2005 is less the ($5,175,480) for the fiscal year ended June 2004 were due to the closing of operations and relocation of offices and equipment. The losses for the prior fiscal year ended June 2003 were also due to the closing down of operations combined with operational losses.

Liquidity  and  Capital  Resources

Net cash provided by operations of ($700,339) twelve-month period ended June 30, 2005 was an increase in the negative net cash amount when compared to the negative net cash balance of ($430,113) for the twelve-month period ended June 30, 2004. The Company increase in negative cash was primarily from increase in stock issued for services. The Company had an alternative source for capital so the Company could expand its Internet operations of establishing wireless
Internet locations commonly referred to as Wi-Fi hotspots. This was being provide by two sources; Windsor Professional Plaza LLC which was providing capital to resolve previous Company debts, and through Blue Bear Funding LLC which provided capital to expand the Companies operations. Windsor Professional Plaza LLC has arranged for an alternative funding source for the Company since both Windsor and Blue Bear Funding LLC have ceased funding due to internal problems.

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

Recently  Issued  Accounting  Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS NO. 123 (R), "Share-Based Payment," which revises SFAS No. 123 SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expenses based upon their fair value. Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123. We plan to adopt SFAS No. 123 (R) effective July 1, 2005, using the modified prospective method and do not expect any impact on our results of operations or financial position

In December, the FASB issued SFAS No 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions exchanges of similar productive assets and replaces it withy a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The
Company is required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning June 15, 2005 the adoption of FAS 153 did not have any impact on the Company's financial condition, results of operations and cash flows.

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

Capital  Expenditures

There  were  no  capital  expenditures  during  the  2005  fiscal  year.

Net  Operating  Loss  Carry  forwards

No provision for income taxes have been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $15,000,000 to offset future taxable income. Such carryforwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $5,000,000 and $3,000,000 at June 30, 2005 and 2004 respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2004 to June 30, 2005 was an increase of approximately $2,000,000.

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

ITEM  7.  FINANCIAL  STATEMENTS

Financial statements as of and for the fiscal year ended June 30, 2005 and certain information regarding fiscal year ended June 30 2004, are presented in a separate section of this report following Signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Registrant's prior fiscal years of June 30, 2003 and 2002 and the first two quarters of the fiscal year ended June 30, 2004, Henry Schiffer CPA, who was engaged to audit and or review these financial statements, was dismissed. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

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

ITEM  8B.  OTHER  INFORMATION

None


PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

 (a)  Albert  R.  Reda,  Chief  Executive  Officer/Director.

Mr. Reda, age 59, was appointed a Director and Chief Executive Officer, of the Company in November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

Mr. Reda is also Treasurer and a director of DCM Enterprises, Inc. and Secretary and Director of Global Debit Cash Card, Inc.

(b)  Mildred  Carroll,  Secretary.

Ms. Carroll, age 62 is Secretary to the Company and has worked for the Company and one or more of its subsidiaries since April 1999. Prior to that time Ms.
Carroll  was  self  employed.

(c)  Bo  Linton,  President  Seamless  Skyy-Fi,  Director  Seamless  Wi-Fi.
Mr. Linton, age 35, was appointed Director of the Company and President of the Seamless Skyy-Fi subsidiary in March 2005. From 2001- 2003 Bo served as the Chairman of the Board for Berserker Entertainment, Inc. During this period Mr. Linton also contributed to this venture as a writer/director/producer and lead actor. In 1998, Mr. Linton founded International Capital Group, Inc. and created a highly successful mergers and acquisitions firm that he ran until 2001.

Mr. Linton received his Bachelor of General Studies from Louisiana State University in the spring of 1994. Some of his studies included; Finance, Computer Science, Computer Programming, Real Estate, and Business Law.

(d)  Stanley  Davis,  Member,  Board  of  Directors

Mr. Davis, age 55, has been employed in the airline industry since 1972Employed by US Airways since 1980, he has held Manager and Director level positions in the areas of Computer Systems, Finance, Technical Records, Maintenance Planning, Quality Assurance, Technical Publications and Aircraft Maintenance Programs, and Industrial Engineering,. Mr. Davis also headed up the US Airways Maintenance and Engineering system into SoX (Sarbanes-Oxley) compliance. As Director of Budgets, he administered a combined capital and expense budget of $1.1B per year. Mr. Davis has designed and implemented two Maintenance Repair
Organization software systems. He also developed an award winning Electronic Publications System which is recognized as the airline industry leader. The application was awarded in 2002 by AIIM (Association of Information and Image Management) as the best new publishing application world-wide (regardless of industry), and was also awarded Computer World Magazine's recognition as the best enterprise publishing system later that same year. He has also been responsible for the integration of Maintenance Division Computer Systems through two separate airline mergers. Currently Mr. Davis is the Manager-Maintenance IT for US Airways, where his responsibilities include software, hardware, and communication operation and development for the Maintenance Division worldwide. Prior to US Airways, Mr. Davis was employed at Continental Airlines in various capacities in the Maintenance Division.

Mr. Davis received his Master's of Business Administration degree from California Lutheran University, Thousand Oaks, CA, and received his Bachelor of Science in Applied Mathematics (minor in Mechanical Engineering) from Northrop Institute of Technology, Inglewood, CA.

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

ITEM  10.  EXECUTIVE  COMPENSATION

Summary  Compensation  Table

                                 Annual compensation                    Long-term compensation
                            -----------------------------  ------------------------------------------------
                                                                    Awards            Payouts
                                                           -------------------------  -------
                                                           Restricted    Securities
                                             Other annual     Stock      Underlying    LTIP      All other
Name and            Fiscal   Salary   Bonus  compensation   award(s)    options/SARs  Payouts  Compensation
principal position   Year     ($)      ($)       ($)           ($)           (#)        ($)        ($)
------------------  ------  --------  -----  ------------  -----------  ------------  -------  ------------
Albert Reda, Chief   2005   $240,000      0       0              0            0          0          0
 Executive           2004   $240,000      0       0              0            0          0          0
 Officer/Secretary   2003   $180,000      0       0              0            0          0          0
(1)

(1) During fiscal June 2004 A new note was executed for the wages of fiscal years of June 2004. The note including the end of September 2003 was for

$315,000. Before the end of June 2004 Mr. Reda received shares for the note canceled and the monies owed was credited to Paid in Capital.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2005 24,468,944 shares were issued and outstanding, of which 1,4,12,000 are restricted by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Company individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


Title of Class          Name and Address of             Amount of
                          Beneficial Owner         Beneficial Ownership  Percent of Class
-----------------  ------------------------------  --------------------  ----------------
                   Mildred Carroll (1)
Common Stock       P.O. Box 6957                                520,000              2.12
Preferred Stock A  Stateline, NV 89449                              -0-
-----------------  ------------------------------  --------------------  ----------------
                   Albert R. Reda, (3)
Common Stock       2250 East Tropicana Ave  #631                    -0-
Preferred Stock A  Las Vegas, Nevada  89119                         -0-
-----------------  ------------------------------  --------------------  ----------------
                   Reda Family Trust  (3)
Common Stock       2250 East Tropicana Ave  #631                    -0-
Preferred Stock A  Las Vegas, Nevada  89119                      56,250              5.82
-----------------  ------------------------------  --------------------  ----------------
                   Omega Limited (4)
Common Stock       1136 E. Stuart Suite 4207                    125,000               .51
Preferred Stock A  Fort Collins, Co. 85025                       10,000              1.03
-----------------  ------------------------------  --------------------  ----------------
                   Antigua LLC (4)
Common Stock       1136 E. Stuart Suite 4207                    110,000               .45
Preferred Stock A  Fort Collins, Co. 80525                          -0-
-----------------  ------------------------------  --------------------  ----------------
                   Alpha Blue Inc (4)
Common Stock       1630 Welton St. #300                             -0-
Preferred Stock A  Denver, Co. 80202                            149,286             15.47
-----------------  ------------------------------  --------------------  ----------------
                   ARR LLC (2)
Common Stock       2250 East Tropicana Ave #631                 265,000              1.09
Preferred Stock A  Las Vegas, Nevada  89119                      45,924              4.75
-----------------  ------------------------------  --------------------  ----------------
                   Windsor Professional Plaza
Common Stock                         501 Main St.               149,950               .61
Preferred Stock A  Windsor, Co. 80550                           644,625             66.74
-----------------  ------------------------------  --------------------  ----------------
                   Bo Linton (1)
Common Stock       2250 East Tropicana Ave  #631                332,000              1.36
Preferred Stock A  Las Vegas, Nevada  89119                         -0-
-----------------  ------------------------------  --------------------  ----------------
                   Stan Davis (1)
Common Stock       2250 East Tropicana Ave  #631                 60,000               .24
Preferred Stock A  Las Vegas, Nevada  89119                         -0-
-----------------  ------------------------------  --------------------  ----------------
                   Seamless P2P LLC
Common Stock       2250 East Tropicana Ave  #631                330,000              1.34
Preferred Stock C  Las Vegas, Nevada  89119                     700,000            100.00
-----------------  ------------------------------  --------------------  ----------------
                   Shares of all directors and
Common Stock       executive officers as a group              1,412,000              5.77
Preferred Stock A                     (4 persons)               261,460             27.07
-----------------  ------------------------------  --------------------  ----------------

(1)  This  person  is  an  officer  and/or  director and/or both of the Company.
(2) Albert Reda Corp., and ARR LLC, hold shares of the Company which were issued as compensation for services performed by Mr. Reda for the Company and are controlled by Albert Reda.
(3)  Albert  Reda  is  an  officer  and  director  of  the  Company.
(4)  Albert  Reda  has  an  interest  in  this  entity  but does not control it.

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

(2) During May and June 2004 54,626 shares of preferred stock were converted into 546,260,000 common shares and used to pay expenses of the Company.

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

(6) The Company appointed KFG LLC as the Trustee for the Creditor Trust - See Note 13.

(7) The Company appointed Financial Services LLC as the Creditor Trust - Trust Protector - See Note 13.

(8) Subsequent to June 30, 2004, Skyy-Fi entered into a factoring and Security Agreement with 1st American Factoring a/k/a Blue Bear Funding, a sister Company of Financial Services LLC.

(c) The Company has entered into various transactions with entities affiliated with its President as follows:

(1) The President of the Company is also the CEO and Director of DCM Enterprises, Inc. See Note 11 for details of the various transactions between the Company and DCM Enterprises.

(2) The President of the Company is an officer of Global Debit Cash Card, Inc. ("GBCD"). The Company during 2004 acquired marketing rights from GBCD for cash and stock consideration valued at $515,000.

(3) During 2004 the Company issued 13,000,000 common shares to children of its president for consulting services rendered.

ITEM  13.  EXHIBITS

Exhibits.


September 9, 2003   Disclosure of agreement to sell 370,000 shares of PMCC pursuant to a Stock Purchase
                    Agreement
------------------  -------------------------------------------------------------------------------------
September 9, 2003   Disclosure of Failure of Ace Optics and subsequent settlement agreement regarding Ace
                    Optics
------------------  -------------------------------------------------------------------------------------
October 10, 2003    Disclosure of Territory Marketing Agreement with Debit Card Marketing, Inc.
------------------  -------------------------------------------------------------------------------------
December 11, 2003   Disclosure of Asset Purchase Agreement entered into between wholly owned subsidiary and Debit Card Marketing, Inc.
------------------  -------------------------------------------------------------------------------------
March 5, 2004       Disclosure of Asset Purchase Agreement entered into between the Company and
                    Debit Card Marketing, Inc.
------------------  -------------------------------------------------------------------------------------
April 27, 2004      Disclosure of Change of Accountants
------------------  -------------------------------------------------------------------------------------
June 30,  2004      Disclosure of Factoring and Security Agreement with First American Factoring
------------------  -------------------------------------------------------------------------------------
July 7, 2004
------------------  -------------------------------------------------------------------------------------
September 21, 2004
------------------  -------------------------------------------------------------------------------------
October 4, 2004     Disclosure of Certificate of Designation for Preferred Stock fro
                    Alpha Wireless Broadband, Inc.
------------------  -------------------------------------------------------------------------------------
October 6, 2004     Disclosure of Letter of Intent dated September 29, 2004 entered into by and between Alpha Wire Broadband, Inc.  and Seamless P2P, LLC.
------------------  -------------------------------------------------------------------------------------
October 7, 2004     Disclosure of  Location  Provider  Agreement
------------------  -------------------------------------------------------------------------------------
October 7, 2004     Disclosure of  Location  Provider  Agreement
------------------  -------------------------------------------------------------------------------------
November 3, 2004    Disclosure of  Creditor Trust
------------------  -------------------------------------------------------------------------------------
December 21, 2004
------------------  -------------------------------------------------------------------------------------
January 19, 2005    Disclosure of Asset Purchase agreement with Seamless P2P,LLC and Seamless
                    Peer 2 Peer, Inc
------------------  -------------------------------------------------------------------------------------
March 17, 2005
------------------  -------------------------------------------------------------------------------------
April 6, 2005
------------------  -------------------------------------------------------------------------------------
June 28, 2005
------------------  -------------------------------------------------------------------------------------

Reports  on  Form  8-K.

September 9, 2003   Disclosure of agreement to sell 370,000 shares of PMCC pursuant to a
                    Stock Purchase Agreement
------------------  ------------------------------------------------------------------------------------------
September 9, 2003   Disclosure of Failure of Ace Optics and subsequent settlement agreement regarding Ace Optics
------------------  ------------------------------------------------------------------------------------------
October 10, 2003    Disclosure of Territory Marketing Agreement with Debit Card Marketing, Inc.
------------------  ------------------------------------------------------------------------------------------
December 11, 2003   Disclosure of Asset Purchase Agreement entered into between wholly owned subsidiary and Debit Card Marketing, Inc.
------------------  ------------------------------------------------------------------------------------------
March 5, 2004       Disclosure of Asset Purchase Agreement entered into between the Company and Debit Card Marketing, Inc.
------------------  ------------------------------------------------------------------------------------------
April 27, 2004      Disclosure of Change of Accountants
------------------  ------------------------------------------------------------------------------------------
June 30,  2004      Disclosure of Factoring and Security Agreement with First American Factoring
------------------  ------------------------------------------------------------------------------------------
July 7, 2004
------------------  ------------------------------------------------------------------------------------------
September 21, 2004
------------------  ------------------------------------------------------------------------------------------
October 4, 2004     Disclosure of Certificate of Designation for Preferred Stock fro Alpha
                    Wireless Broadband, Inc.
------------------  ------------------------------------------------------------------------------------------
October 6, 2004     Disclosure of Letter of Intent dated September 29, 2004 entered into by and between Alpha Wire Broadband, Inc., and Seamless P2P, LLC.
------------------  ------------------------------------------------------------------------------------------
October 7, 2004     Disclosure of  Location  Provider  Agreement
------------------  ------------------------------------------------------------------------------------------
October 7, 2004     Disclosure of  Location  Provider  Agreement
------------------  ------------------------------------------------------------------------------------------
November 3, 2004    Disclosure of  Creditor Trust
------------------  ------------------------------------------------------------------------------------------
December 21, 2004
------------------  ------------------------------------------------------------------------------------------
January 19, 2005    Disclosure of Asset Purchase agreement with Seamless P2P,LLC and
                    Seamless Peer 2 Peer, Inc
------------------  ------------------------------------------------------------------------------------------
March 17, 2005      Disclosure of appointments to the board of directors
------------------  ------------------------------------------------------------------------------------------
April 6, 2005       Disclosure of stock issuance
------------------  ------------------------------------------------------------------------------------------
June 28, 2005       Disclosure of name change to Seamless Wi-Fi, Inc.
------------------  ------------------------------------------------------------------------------------------

ITEM  14.  PRINCIAPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees.

Fees for audit services provided by our principal accountant during the years ended June 30, 2005 and June 30, 2004 were $45,000 and $35,000 respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related  Fees.

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years 2005 and 2004.


Tax  Fees.

None.

All  Other  Fees.

There were no other fees billed for services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seamless  Wi-Fi,  Inc.

/s/  Albert  R.  Reda
---------------------
Albert  R.  Reda
Chief  Executive  Officer,  Secretary
September  28,  2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/  Albert  R.  Reda
Albert  R.  Reda
Chief  Executive  Officer,  Director
September  28,  2005

/s/  Mildred  Carroll
Mildred  Carroll
Secretary
September  28,  2005

                               SEAMLESS WI-FI, INC
                    (FORMERLY ALPHA WIRELESS BROADBAND, INC)


                  Index to Financial Statements
                                                             Page
                                                            ------

Report of Independent Registered Public Accountant. . . . .  F-2

Consolidated Balance Sheet as of
  June 30, 2005 . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended
  June 30, 2005 and June 30, 2004 . . . . . . . . . . . . .  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2005 and June 30, 2004 . . . F-5-6

Consolidated Statements of Cash Flows for the years ended
  June 30, 2005 and June 30, 2004 . . . . . . . . . . . . .  F-7-8

Notes to Consolidated Financial Statements .. . . . . . . .  F-9-21

The accompanying notes are an integral part of these financial statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board  of  Directors
Seamless  Wi-Fi,  Inc
(Formerly  Alpha  Wireless  Broadband,  Inc)

We have audited the accompanying consolidated balance sheet of Seamless Wi-Fi, Inc. and Subsidiaries as of June 30, 2005 and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the years in the two year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seamless Wi-Fi, Inc. and Subsidiaries at June 30, 2005 and the results of its' operations and its' cash flows for each of the years in the two year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Seamless Wi-Fi, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 5, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kempisty  &  Company
Certified  Public  Accountants  PC
New  York,  New  York
September  23,  2005



                      SEAMLESS WI-FI, INC
            (FORMERLY ALPHA WIRELESS BROADBAND, INC)
            CONSOLIDATED BALANCE SHEET JUNE 30, 2005

Assets                                             June 30, 2005
------------------------------------------------  ---------------

Current Assets:
---------------
Cash                                              $          270
       Total current assets                                  270
                                                  ---------------

Property and equipment, net (note 2)                           -
Proprietary Software (note 2)                          1,380,570
Investments  (note 2)                                    135,280
Other Receivable  (note 3)                                84,305
Restricted Cash (note 13)                                 75,000
Security Deposit                                           6,600

      TOTAL ASSETS                                $    1,682,025
                                                  ---------------

Liabilities and Stockholders' (Deficit)
------------------------------------------------  ---------------
Current Liabilities:
--------------------
Accounts payable                                  $      795,586
Payroll taxes                                            662,270
Judgments payable                                      1,174,388
Other current liabilities (note 6)                     1,393,942
Payable to officer                                        65,268
Note payable related party                               103,282
Note Payable (note 4)                                    620,054
                                                  ---------------
      Total current liabilities                        4,814,790
                                                  ---------------

      TOTAL  LIABILITIES                               4,814,790

Commitment and Contingencies

Minority Interest                                        250,000

Stockholders' (deficit): (note 8 )
----------------------------------
Preferred A  Stock, par value $.001
Authorized 5,000,000  Issued   976,819                       977

Preferred B  Stock, par value $.001
Authorized 3,000,000  Issued   0                               -

Preferred C  Stock, par value $1.00
Authorized 2,000,000  Issued  700,000                    700,000

Common stock, par value $.001
Authorized 20,000,000,000 Issued   24,468,944             24,469

Additional Paid in Capital                            11,709,065
Accumulated deficit                                  (15,817,276)
                                                  ---------------
      Total Stockholders' (Deficit)               $   (3,382,765)
                                                  ---------------

      TOTAL  LIABILITIES & STOCKHOLDERS DEFICIT   $    1,682,025
                                                  ---------------

The accompanying notes are an integral part of these financial statements


                       SEAMLESS WI-FI, INC
             (FORMERLY ALPHA WIRELESS BROADBAND, INC)
               CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                           June 30,      June 30,
                                             2005          2004
                                         ------------  ------------
Revenues                                 $     2,113   $         -
   Cost of revenues                           35,346             -

    Gross profit (loss)                      (33,233)            -

Cost and expenses:
   Selling, general and administration       694,607     1,199,196
   Judgments                                 555,596       435,012
   Stock paid for compensation               375,957       316,577
   Stock paid for services                 1,766,021       455,058
   Write down of intangible assets           450,625             -
   Write down of investments                       -     1,043,552
   Depreciation and amortization              77,088     1,745,090
                                         ------------  ------------

     Total costs and expenses              3,919,894     5,194,485
                                         ------------  ------------

Net income (loss) from operations         (3,953,127)   (5,194,485)

Other income                                  38,928        19,005

Other (expense)                                    -             -
                                         ------------  ------------

Income (loss) before income taxes         (3,914,199)   (5,175,480)
                                         ------------  ------------

Income taxes (benefit) (note 9)                    -             -

Net income (loss)                        $(3,914,199)  $(5,175,480)
                                         ------------  ------------

Net income (loss) per common shares      $      (.23)  $     (3.61)
                                         ------------  ------------

Weighted average number of common
shares outstanding                        17,373,504     1,433,198

The accompanying notes are an integral part of these financial statements


                                                 SEAMLESS WI-FI, INC.
                                       (FORMERLY ALPHA WIRLESS BROADBAND, INC.)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEAR ENDED JUNE 30, 2004

                                     Common Stock         Preferred Stock     Capital in
                                  ($0.001 par value)     ($0.001 par value)    Excess of
                                   Shares     Amount     Shares     Amount     Par Value      Deficit        Total
                                 ----------  --------  ----------  ---------  -----------  -------------  ------------
Balance July 1, 2003               178,273   $   178   1,029,231   $  1,029   $7,095,643   $ (6,727,597)  $   369,253

Common stock issued for
Services                           157,108       157           -          -      138,324              -       138,481

Common stock issued for
TMR payment                        202,895       203                              99,797                      100,000

Common stock issued for
  investment in DCME               280,000       280           -          -      279,720              -       280,000

Common stock issued for
TMR agreement                      156,391       156           -          -      156,235              -       156,391

Common stock issued for
 Officers compensation             495,000       495           -          -      316,082              -       316,577

Common stock issued for
conversion of preferred stock      546,260       546     (54,626)       (54)     545,714                      546,260

Cancellation of preferred stock                          (71,966)       (72)                                      (72)

Loss for fiscal year ended
    June 30, 2004                        -         -           -          -            -     (5,175,480)   (5,175,480)
                                 ----------  --------  ----------  ---------  -----------  -------------  ------------
Balance June 30, 2004            2,015,927   $ 2,015     902,639   $    903   $8,631,515   $(11,903,077)  $(3,268,644)
                                 ----------  --------  ----------  ---------  -----------  -------------  ------------

The accompanying notes are an integral part of these financial statements


                                                      SEAMLESS WI-FI, INC.
                                            (FORMERLY ALPHA WIRLESS BROADBAND, INC.)
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                FOR THE YEAR ENDED JUNE 30, 2005

                                                         Preferred Stock
                             Common Stock         ($0.001 A  ($1.00 C               Capital in
                          ($0.001 par value)      par value) par value)              Excess of
                         Shares       Amount       Shares      Shares     Amount     Par Value       Deficit           Total
                       ----------  -------------  ---------  ---------  ---------  -------------  -------------  -----------------
Balance
 June 30, 2004          2,015,927  $       2,015   902,639              $    903   $   8,631,515  $(11,903,077)  $     (3,268,644)
Common stock issued
 for services           3,553,507          3,555         -                               777,275                          780,830
Common stock issued
 for  investment
 in Seamless              630,000            630                                         365,370                          366,000
Common stock issued
 for  WPP payment         600,000            600                                         599,400                          600,000
Common stock issued
 for  investment
 in SWTG                  220,000            220                                         109,780                          110,000
Common issued for
 Officer compensation   1,109,435          1,109                                         346,375                          347,484
Preferred C stock
 Issued for Seamless                                                                     700,000       700,000
Preferred A stock
 issued for Officers
 compensation
 And services                                                            284,729                           285             28,188
Sale of Preferred
 A stock                                                                  56,250                            56             74,944
Common stock issued
 for conversion of
 preferred A  stock     2,174,940          2,175  (217,443)                 (218)        489,531                          491,488
Common stock issued
 for  services              5,135              5                                           3,477                            3,482
Post reverse common
 stock issued for
 conversion of
 preferred A stock     14,160,000         14,160    (1,460)                   (1)        283,210                          297,369
Cancellation of
 preferred stock                                                         (47,896)                          (48)
Loss for fiscal
 year  ended
 June 30, 2005                  -              -         -           -         -               -    (3,914,199)        (3,914,199)
Balance
 June 30, 2005         24,468,944  $      24,469   976,819     700,000  $700,977   $  11,709,065  $(15,817,276)  $     (3,382,765)
                       ----------  -------------  ---------  ---------  ---------  -------------  -------------  -----------------

The accompanying notes are an integral part of these financial statements


                           SEAMLESS WI-FI, INC
                 (FORMERLY ALPHA WIRELESS BROADBAND, INC)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                   2005           2004
                                               -------------  -------------

Cash Flows From Operating Activities
------------------------------------
Net income  (loss)                              ($3,914,199)   ($5,175,480)
   Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
Depreciation and amortization                        77,088      1,745,090
Write down of intangibles                           450,625              0
Write down of Investment                             82,500      1,043,552
Issuance of stock for services                    1,766,021        455,058
Stock Compensation                                  375,957        316,577
Changes in operating assets and liabilities:
    Restricted cash                                 (75,000)
    Other assets                                    (90,905)
   Accounts payable                                 126,312        265,453
   Accrued liabilities                              261,119       (381,919)
   Judgments payable                                739,376        435,012
   Other current liabilities                       (393,929)       695,972
Payable to officer                                 (105,304)       170,572
                                               -------------  -------------
Net cash used in operating activities           (   700,339)      (430,113)

Cash Flows From Investing Activity
----------------------------------
 Sale of property and equipment                           0        140,940
Purchase of intangible assets                       (25,713)       (16,752)
Cash portion of purchase of DCME stock                    0       (140,940)
                                               -------------  -------------
Net cash used in investing activates               (25,713)       (16,752)

Cash Flows From Financing Activates
-----------------------------------

Safe of Preferred Stock                              75,000
Net proceeds from debt issuance                     660,139        333,377
Note payable  related party                         (14,286)       117,568
                                               -------------  -------------
Net cash provided by financing activates            720,853        450,945

Net increase (decrease) in cash                      (5,199)         4,080

Cash, beginning of year                               5,469          1,389
                                               -------------  -------------

Cash, end of year                              $        270   $      5,469
                                               -------------  -------------

The accompanying notes are an integral part of these financial statements

                           SEAMLESS WI-FI, INC
                 (FORMERLY ALPHA WIRELESS BROADBAND, INC)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


Supplemental Cash Flow Disclosure                                  June 30, 2005   June 30, 2004
-----------------------------------------------------------------  --------------  --------------

   Interest Paid                                                   $            0  $       60,000

   Taxes Paid                                                      $            0  $            0

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

  Non-cash investing and financing activities:

Common stock issued for services                                   $    1,766,021  $      455,058

Common stock issued for officer's compensation                     $      375,957  $      316,577

Common stock issued for TMR payment                                $            0  $      256,391

Common stock issued for conversion of
preferred stock and pay operating expenses                         $      600,000  $            0

Common stock and preferred stock issued for acquisition of assets  $    1,066,000  $            0

Common stock issued for investment                                 $      110,000  $      280,000

Subsidiary common stock issued for investment                      $      250,000  $            0

The accompanying notes are an integral part of these financial statements

                               SEAMLESS WI-FI, INC
                    (FORMERLY ALPHA WIRELESS BROADBAND, INC)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005

Note  1.   Summary  of  Significant  Accounting  Policies

Description  of  Business  and  Change  in  Control

Prior to December 31, 1997, Seamless Wi-Fi, Inc formerly known as Alpha Wireless Broadband, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 2004 changed its name to Alpha Wireless Broadband, Inc, and started a new wireless operation through it's wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots

During the current fiscal year ended June 2005, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee Skyy-Fi, Inc has 30 Wi-Fi locations installed.

In January 2005, the Company acquired the assets of Seamless P2P, LLC and contributed these assets to its 80% owned subsidiary Seamless Peer 2 Peer, Inc., which is a developer and provider of a software program 'Phenom"that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. After the acquisition the Company changed its name to Seamless Wi-Fi, Inc and changed Skyy-Fi, Inc., to Seamless Skyy-Fi, Inc.

The Company has three offices in Nevada and excluding Officers and Directors uses the services of 10 independent contractors.

Principles  of  Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. The minority interest represents outstanding voting stock of the subsidiary not owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property  and  Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three to five years for computers and computer related equipment and five to seven years for furniture and other non-computer equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the lease, ranging from one to five years.

Investments

Investments  are  stated  at  the  lower  of  cost  or  market  value.

Proprietary  Software  in  Development

In accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the rations that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, The estimated useful life for the straight-line method is determined to be 2 to 5 years.

These unamortized computer software and computer software development costs were $1,380,570 at June 30, 2005. The amount charged to expense for the amortization of these capitalized software costs and for amounts written down to net realizable were zero. There were no research and developments costs incurred for the development of computer software $0 in 2005 and 2004.

Intangible  Assets

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, the Company undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is normally 36 months. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. During this fiscal year ended 2005, the company charged off $450,625 of intangible assets.

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

Income  Taxes

The Company accounts for income taxes under the asset and liability approach of reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. The Company and its 80% of more owned U.S; subsidiaries file a consolidated federal income tax return. Although income tax returns have not been filed since 1999, the Company has no material tax liability due to its losses during these periods. The Company is currently having these income tax returns prepared.

Earnings  (Loss)  per  Share  ("EPS")

Basic EPS is computed by dividing income (loss) be the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding.

Reverse  Stock  Split

The Company's Board of Directors effected a 1 for 1,000 reverse stock split of its common stock $.001 par value on June 3, 2005. Accordingly all shares information included in the consolidated financial statements has been adjusted to reflect the reverse stock split. The reverse stock split did not change the ratio for the conversion of the preferred stock which remained at 1 share of Series A preferred stock converts into 10,000 of common stock.

Recent  Accounting  Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS NO. 123 (R), "Share-Based Payment," which revises SFAS No. 123 SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expenses based their fair value. Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123. We plan to adopt SFAS No. 123 (R) effective July 1, 2005, using the modified prospective method and do not expect any impact on our results of operations or financial position

In December, the FASB issued SFAS No 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions exchanges of similar productive assets and replac3s it withy a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The
Company is required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005 the adoption of FAS 153 did not have any impact on the Company's financial condition, results of operations and cash flows.

 In  December  2003,  the  Securities  and  Exchange  Commission  released Staff
Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies existing guidance regarding revenue recognition. The Company's adoption of SAB 104 did not have an impact on its consolidated results of operations, financial position or cash flows.

Note  2.  Certain  Financial  Statement  Information

                                          June 30,
                                            2005
                                       ---------------
Investment:
  Stock of PMCC/GNVN                   $      107,692
  Stock of DCM Enterprises                         88
      Stock of Save the World                  27,500
                                       ---------------
  Total Long Term Investments          $      135,280
                                       ===============

Property and equipment:
  Office furniture and equipment       $      146,683
  Machinery and computer equipment             12,809
  Less:  accumulated depreciation            (159,492)
                                       ---------------
  Property and equipment, net          $            0
                                       ===============

Intangible assets:
  Proprietary Software                      1,380,570
      Less:  accumulated amortization               0
                                       ---------------
  Intangible assets, net               $    1,380,570
                                       ===============

Note  3  .  Other  Receivables

During 2005 the company paid $84,305 in bills for the Global Debit Cash Card ("GBCD"). GBCD is a publicly traded company and the President of the Company is also an officer and director of GBCD. GBCD has agreed to pay the Company 168,710 shares of its restricted common stock as payment for this debit.

Note  4.  Note  Payable

Note  payable  as  of  June  30,  2005  consists  of  the  following:

     Note  Payable-Windsor  Professional  Plaza  LLC      $  620,054
                                                          ----------
                                               Total      $  620,054

The note payable bears interest at prime plus 4% and is due May 14, 2006. Interest is payable quarterly. The note is secured by series A convertible preferred stock. (See Note 7-Preferred Stock.) This note is currently in default which per legal counsel, allows the note holder to convert the preferred stock to common stock.

Note  5.  Going  Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses. As of June 30, 2005 the current liabilities exceed current assets by $4,814,520. As shown in the financial statements, the Company incurred a net loss of $3,919,824 for the fiscal year ended June 30, 2005.

The future success of the Company is dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. The Company had obtained two funding sources; Windsor Professional Plaza LLC which was providing capital to resolve previous company debts, and Blue Bear Funding LLC which provided capital to expand the Company's operations. Windsor Professional Plaza LLC has arranged for an alternative funding source for the company since both Windsor and Blue Bear Funding LLC ceased funding due internal problems.

Management believes that the current funding is sufficient to maintain its current operating level for the next twelve months.

Note  6  .  Other  Current  Liabilities

Other  current  liabilities  consist  of  the  following:
     Payable  to  DCME  for  stock  purchase              $     635,026 (1)
     Credit  Cards  payable                                     298,217 (2)
     Payable  to  Integrated  Communications                    180,513 (3)
     Various  liabilities  assumed  from
     Alpha  Tooling  acquisition                                231,958
     Preferred  fees  payable                                    48,228
                                                          -------------
                                                          $   1,393,942
(1)  Bears  interest  at  10%  per  annum.
(2) Payments in varying amounts are due monthly with interest at 18% per annum.
(3)  Results  from  contract  cancellation.

Note  7.  Related  Party  Transactions

During  the  fiscal  year  ended  June 30, 2005 David Karst on behalf of Windsor
Professional Plaza LLC, converted 252,753 shares of preferred stock (100,000 shares of which were converted to pay the Company's operating expenses) leaving a balance of 644,625 preferred shares.

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

During May and June 2004 54,626 shares of preferred stock were converted into 546,260,000 common shares and used to pay expenses of the Company.

During 2005 and 2004, the Company cancelled 35,196 and 71,966 respectively shares of Class A Preferred Stock.

As of June 30, 2005 the Company had borrowed a total of $623,422 from Windsor Professional Plaza, LLC - See Note 4.

The  Company  appointed  KFG  LLC  as  the  Trustee  for  the  Creditor  Trust -
See  Note  13.

The  Company  appointed  Financial  Services  LLC  as the Creditor Trust - Trust
Protector  -  See  Note  13.

Subsequent to June 30, 2004, Skyy-Fi entered into a factoring and Security Agreement with 1st American Factoring a/k/a Blue Bear Funding, a sister Company of Financial Services LLC.

The Company has entered into various transactions with entities affiliated with its President as follows:

The President of the Company is also the CEO and Director of DCM Enterprises, Inc. See Note 11 for details of the various transactions between the Company and DCM Enterprises.

The President of the Company is an officer of Global Debit Cash Card, Inc. ("GDCC"). The Company during 2004 acquired marketing rights from GDCC for cash and stock consideration valued at $515,000. The balance of the Marketing rights were written off in the third quarter of fiscal 2005.

During 2004 the Company issued 13,000 common shares to children of its president for consulting services rendered.

Note  8.     Stockholders'  Equity

Issuance  of  Common  Stock  and  Preferred  Stock
--------------------------------------------------

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

Authorized  Shares
------------------

During November 2004 the board of directors amended the articles of incorporation to increase the authorized to 20,000,000,000 shares (par value of $.001) of which 19,990,000,000 are common shares and 10,000,000 are preferred. There are three classes of preferred stock which are as follows; Class A Preferred of 5,000,000 shares of which one (1) share of preferred converts to 10,000 shares of common stock, Class B Preferred of 3,000,000 shares of which
(1) share converts to 1,000 shares of common stock, and Class C Preferred of 2,000,000 shares. As of this date the Company has only filed for 11,000,000,000 shares authorized and plans to amend the previous resolution to decrease the authorized during the annual renewal filing date for the company with the state of Nevada.

The Company plans to amend the previous resolution decreasing the authorized to 11,000,000 shares so no amendment to the Articles of Incorporation will have to be filed with the State of Nevada.

On September 30, 2004 the Company amended its Certificate of Incorporation and authorized 3,000,000 shares of Class C Preferred stock, $1.00 par value, convertible, with a stated value of $1.00 per share for conversion purposes. The Class C Preferred stock is convertible at the option of the holder into common shares of the Company at the end of 12 months from the date of its issuance based upon the ten day average trading price of the common stock just prior to the end of the 12 month holding period. Therefore One Dollar ($1.00) of Preferred Stock (which is one share of Class C Preferred) will be converted into $1.00 worth of common stock. For example if the price per share of the common stock on the date of conversion is $.10 per share the holder of the Preferred stock will receive 10 shares of common stock for every shares of Class C Preferred stock that is converted into common.

During April 2003 the board of directors amended the articles of incorporation to increase the authorized to 10,000,000,000 shares of which 9,990,000,000 are common shares and 10,000,000 are preferred. The shares were initially increased in April 2003 to 2,000,000, and the balance was issued in April 2004.

Stock  Issuance

During fiscal year ended June 30, 2005 the following stock was issued. (All shares issued by the Company for services through the third quarter and most of the fourth quarter of fiscal year ended June 30, 2005, were issued at below par value):

14,160,000 shares were issued for services when 1,460 shares of preferred stock were converted to common for the principal and interest due on the Windsor payable.

300,000 shares, valued at $.001 each, as partial payment for the acquisition of the assets of Seamless P2P, LLC (the balance was issued in Class C Preferred Stock, see "Preferred Stock")

Windsor converted 100,000 shares of preferred stock to 1,000,000 of common shares, of which 900,000 of the common shares were issued for Company services.

205,210  Class  A  preferred  shares  were  issued  for  officers  services.

79,519  Class  A  preferred  shares  were  issued  for  officer's  salary

3,558,642  common  shares  were  issued  for  services.

1,109,435  common  shares  were  issued  for  officer's  salary.

$300,000 worth of common stock to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

220,000 shares were issued to acquire 22,000 shares of Save the World valued at $5.00 per share.

During  fiscal  year  ended  June  30,  2004,  the  following  stock was issued:

495,000 shares were issued for payment in full on a note owed by the Company for past due wages.

546,260 shares of common stock were issued per the conversion of preferred stock into common, pursuant to the agreement with Windsor Professional Plaza, LLC.

136,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

156,390 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

170,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

280,000 shares of restricted common stock were issued to repurchase 280,000 shares of DCM.

54,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

The company complies with the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments Issued to Other Than Employees for
Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"), with respect to stock issuances to such non-employees, whereby the value of the services was determined as a reliable measurement of fair value.

Preferred  Stock

During the fiscal year ended June 30, 2005 David Karst on behalf of Windsor Professional Plaza LLC converted 252,753 shares of preferred stock of which 100,000 shares were converted to pay the Company's operating expenses leaving a balance of 644,625 preferred shares held as collateral.

The Board of Directors on March 8, 2005 authorized the issuance of 562,500 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. On April 1, 2005 this was changed to 56,250 shares of Class A preferred stock for $75,000. This issuance was intended to be exempt from registration under Section 4 (2) and/or Regulation D of the Securities Act of 1933.

During the third quarter of fiscal year ended June 30, 2005 the Company issued 700,000 shares of Class C Preferred Shares convertible into $1.00 of Common Stock after 12 months, as partial payment for the assets of Seamless P 2 P, LLC. The acquired assets were then transferred to a subsidiary of the Company, Seamless Peer 2 Peer, Inc., a Nevada Corporation. The Company also issued 55,784 shares of Class A Preferred Shares in order to reduce the debit "Note payable to related party" this debit is still on the books as required by the Accountant until the stock is cleared and the debit is paid in full.

During the first quarter of fiscal year ended June 30, 2005 the Company cancelled 35,186 shares held by Windsor in order to reduce preferred stock outstanding because once converted, they would have amounted to common shares in excess of those authorized. Windsor Professional converted 117,453 shares of preferred stock.

In May 2004 Mercatus, with the consent of the Company, assigned 1,029,231 preferred shares to Windsor Professional Plaza, LLC as collateral for the Company's funding line of credit.

Note  9.  Income  Taxes

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $15,000,000 to offset future taxable income. Such carryforwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $5,000,000 and $3,000,000 at June 30, 2005 and 2004 respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2004 to June 30, 2005 was an increase of approximately $2,000,000.

Note  10.  Commitments

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for office space and an automobile that expire through October, 2007. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the fiscal year ended June 30, 2005 was $42,998. Remaining commitments under the operating leases are as follows:

     Fiscal  Year  Ending  June  30          Amount
     ------------------------------          ------
                2006                         34,734
                2007                         28,520
                2008                          1,355
                                            -------
                                            $60,609
                                            -------

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

Information  on  reportable  segments  is  as  follows:

                                FISCAL YEAR ENDED
                         June 30, 2005    June 30, 2004
----------------------  ---------------  ---------------
Wi-Fi ISP  NET SALES    $        2,113   $            0
COST OF WI-FI SALES            (35,346)               0
SOFTWARE NET SALES                   0                0
COST OF SOFTWARE SALES               0                0
COST AND EXPENSES           (3,919,894)       5,194,485
OTHER NET INCOME                38,928           19,005
NET LOSS                $   (3,914,199)  $   (5,175,480)
TOTAL
----------------------  ---------------  ---------------
NET INCOME              $            0   $            0
NET LOSS                $   (3,914,199)  $   (5,175,480)

Note  12.  Other  Events

a.  Company  Acquisition

In January 2005 the Company acquired the proprietary software asset of Seamless P2P, LLC for $1,000,000 worth of Company stock: as follows: 700,000 shares of Class C Preferred Shares convertible into $1.00 of Common Stock after 12 months and 300,000 shares of Common stock valued at $.001each and a 20% interest in the new subsidiary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

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


In September 2003 the Company through its subsidiary Global Debit Cash Card, Inc, a Nevada Corporation (GLCD), agreed to purchase from DCM the Colorado and Utah territories for marketing the CARDS as per the USA Territory Marketing Representative Agreement. Pursuant to the terms of the agreement GLCD operates as the Territory Marketing Representative in Colorado and Utah and license resellers of the CARDS. The Licensed Activated Resellers (LAR) will be licensed through GLCD, the Territory Marketing Representative.

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc stock. As per the agreement with DCM Enterprises, Inc the Company transferred Alpha Tooling, Inc to DCM Enterprises, Inc for credit towards the debit it had with DCM Enterprises, Inc. After October 1st 2003 the transaction was changed by agreement to an Asset assignment.

b.  Marketing  Agreement

As filed in an 8K dated April 27, 2005; The Company is writing off its $450,625 investment in the "Territory Marketing Agreement" that the Company acquired from Global Debit Cash Card, Inc. Global was unable to establish a viable private label debit card program that was the primary part of the agreement and the reason that the Company entered into to the agreement to sell debit cards. See agreement synopsis below:

"The USA Territory Marketing Representative Agreement previously entered into between the Company and Global Debit Cash Card, Inc. was amended on March 15, 2004, to reflect the receipt of 156,391 shares of common stock as payment in full in exchange for the limited exclusive right to market and sell debit cards in the states of Colorado and Utah for a period of 10 years."

c.  Stock  Repurchase

In December 2003 the Company reacquired 200,000 shares of DCME for 200,000 restricted shares of the Company.

The stock repurchase agreement was modified allowing an additional 200,000 shares of DCME to be repurchased by the Company.

In September 2003 the Company agreed to reacquire the 149,283 shares previously sold to the investor. The agreement provided for the issuance of 560,000 shares of DCM Enterprises ("DCME") common stock in addition to 40,000,000 shares of restricted common stock of the Company. The agreement also allowed the Company to purchase from the investor 200,000 shares of the 560,000 shares of DCME based upon the following terms per quarter. 40,000 shares of DCME for 40,000,000 shares of restricted common stock of the Company. This agreement to purchase the 200,000 shares of DCME is only in effect until such time that DCME begins trading.

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

Note  13.   Legal  Proceedings

Globalist  v.  Internet  Business's  International,  Inc.  et  al

In July 2003 Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist which required the payment of $75,000 by March 2005, subject to Court approval. On March 8, 2005 the Company put $75,000 in its lawyer escrow account to satisfy the settlement. This cash is classified as restricted cash on its balance sheet. The Company is still waiting for Court approval regarding the final settlement, at which time the funds will be paid as per agreement. However Globalist is contesting the settlement agreement and further court action is contemplated.

Community  Bank  of  Nevada  v  Internet  Business's  International,  Inc. et al
--------------------------------------------------------------------------------

On December 20, 2000, the Community Bank of Nevada filed a lawsuit in District Court, Clark County against Internet Business's International. Inc., seeking the return of equipment. The Company was not aware of the lawsuit and a default judgment was entered against the Company in the amount of $134,052. The Company's attorney is currently in negotiations to settle this matter. The amount of the judgment is included in judgments payable.

Louis  Cherry  v.  Internet Business's  International, Inc.
-----------------------------------------------------------

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