Form 10QSB
period 2005-09-30
INTERNET BUSINESS INTERNATIONAL INC
filed 2005-11-14
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-20259


            SEAMLESS WI-FI, INC. f/k/a ALPHA WIRELESS BROADBAND, INC
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation of organization)

                                   33-0845463
                                   ----------
                      (I.R.S. Employer Identification No.)

        800 No. Rainbow Blvd. Parkway, Suite 200 Las Vegas, Nevada 89109
        ----------------------------------------------------------------
                     (Address of principal executive offices)

                                 (775) 588-2387
                                 --------------
                           (Issuer's telephone number)

          3753 Howard Hughes Parkway, Suite 200 Las Vegas, Nevada 89109
          -------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check  mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes -[-X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005, the Issuer had 90,659,597shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes [   ]   No [  ]


TABLE  OF  CONTENTS


PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER
 30, 2005.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION FOR
 THE THREE  MONTHS ENDED SEPTEMBER  30, 2005 AND 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
 THREE   MONTHS ENDED SEPBETMBER  30, 2005 AND  2004

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
 HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES


PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The consolidated financial statements of Seamless Wi-Fi, Inc. f/k/a Alpha Wireless Broadband, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended June 30, 2005.


                          SEAMLESS WI-FI, INC.
                  f/k/a ALPHA WIRELESS BROADBAND, INC
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

Assets                                            September 30, 2005
---------------------------------------------------------------------

Current Assets:
-----------------------------------------------
Cash                                             $           200,744
                                                 --------------------
       Total current assets                                  200,744

Property and equipment, net (note 2)                               -
Proprietary Software (note 2)                              1,500,570
Investments  (note 2)                                        278,780
Other Receivable  (note 3)                                 1,282,693
Restricted Cash (note 13)                                     75,000
Security Deposit                                               6,600
                                                 --------------------

      TOTAL ASSETS                               $         3,344,387
                                                 ====================

Liabilities and Stockholders' (Deficit)
Current Liabilities:
-----------------------------------------------
Accounts payable                                 $           867,356
Payroll taxes                                                678,877
Judgments payable                                          1,211,700
Other current liabilities (note 6)                           737,798
Payable to officer                                            52,882
Note payable related party                                    60,268
Note Payable (note 4)                                         66,833
                                                 --------------------
      Total current liabilities                            3,675,714
                                                 --------------------

      TOTAL  LIABILITIES                                   3,675,714

Commitment and Contingencies

Minority Interest                                            222,822

Stockholders' (deficit): (note 8 )
-----------------------------------------------
Preferred A  Stock, par value $.001
Authorized 5,000,000  Issued   970,244                           970
Preferred B  Stock, par value $.001
Authorized 3,000,000  Issued   0
Preferred C  Stock, par value $1.00
Authorized 2,000,000  Issued  700,000                        700,000
Common stock, par value $.001
Authorized 20,000,000,000 Issued   90,659,597                 90,659
Additional Paid in Capital                                16,377,954
Accumulated deficit                                      (17,723,732)
                                                 --------------------
       Total Stockholders' (Deficit)             $          (554,149)
                                                 --------------------

      TOTAL  LIABILITIES & STOCKHOLDERS EQUITY   $         3,344,387
                                                 ====================

The  accompanying  notes  are  an  integral  part  of these financial statements


                                     SEAMLESS WI-FI, INC.
                             f/k/a ALPHA WIRELESS BROADBAND, INC
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                                    3 Months Ended
                                                           September 30,       September 30,
                                                               2005                2004
                                                       ---------------------  ---------------
Revenues                                               $              6,408   $            0

Cost and expenses:
   Cost of revenues                                    $             33,323   $            0
   Selling, general and admin.                         $          1,084,066   $      313,657
   Consulting                                          $            540,658   $      276,468
    Interest Expense                                   $            108,707   $      377,863
    Legal Fees                                         $             37,534   $       24,960
    Officer Payroll                                    $            179,900   $       60,000
    Investment                                         $                  -   $      110,000
    Depreciation and amortization                      $                  -   $       25,137
                                                       ---------------------  ---------------
     Total costs and expenses                          $          1,984,188   $    1,213,222
                                                       ---------------------  ---------------

Net income (loss) from operations                      $         (1,977,780)  $   (1,213,222)

Other income                                           $             37,176   $          620
                                                       ---------------------  ---------------

Income (loss) before income taxes                      $         (1,940,604)  $  ( 1,212,602)

Income taxes (benefit)                                 $                  0   $            0
                                                       ---------------------  ---------------

Net income (loss) before minority interest             $         (1,940,604)  $   (1,212,602)
                                                       ---------------------  ---------------

Minority Interest                                                    33,527                -

Net income (loss)                                      $         (1,907,077)  $   (1,212,602)
                                                       ---------------------  ---------------

Net income (loss) per common share                                     (.03)           (1.43)

Weighted average number of common shares outstanding             57,564,270          850,469

The  accompanying  notes  are  an  integral  part of these financial statements


                              SEAMLESS WI-FI, INC.
                       f/k/a ALPHA WIRELESS BROADBAND, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       3  Months  Ended
                                                September 30,    September  30,
                                                    2005              2004
                                               ---------------  ----------------
Cash Flows From Operating Activities
---------------------------------------------
Net income  (loss)                                ($1,907,077)      ($1,212,602)
   Adjustments to reconcile net income (loss)
   To net cash used by operating activities:
Depreciation and amortization                               -            25,137
Issuance of stock for services                        494,000           874,420
Changes in operating assets and liabilities:
   Accounts payable                                    71,770            50,283
   Payroll Taxes Payable                               16,607                 -
   Judgments payable                                   37,312            10,876
  Other Receivevable                               (1,198,388)                -
  Other current liabilities                          (656,144)           41,037
Payable to officer                                    (50,400)           51,315
Note Payable  Related Party                                 -            (6,000)
                                               ---------------  ----------------
Net cash used in operating activities             ($3,192,320)        ($165,526)


Cash Flows From Investing Activity
---------------------------------------------
 Investment                                          (143,500)          ( 7,530)
 Purchase of intangible assets                       (120,000)           (4,506)
                                               ---------------  ----------------
Net cash used in investing activities               ($263,500)         ($12,036)

Cash Flows From Financing Activities
---------------------------------------------
Conversion and sale of  stock                       3,661,294                 -
Payment Related Party Note                             (5,000)                -
Net issuance of long-term debt                              -           173,367
                                               ---------------  ----------------
Net cash provided by financing activities      $    3,656,294   $       173,367

Net increase (decrease) in cash                       200,474            (4,195)

Cash, beginning of period                                 270             5,469
                                               ---------------  ----------------

Cash, end of period                            $      200,744   $         1,274
                                               ---------------  ----------------

    The accompanying notes are an integral part of these financial statements


                                 SEAMLESS WI-FI, INC.
                         f/k/a ALPHA WIRELESS BROADBAND, INC.
                       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                     (Unaudited)



Supplemental Cash Flow Disclosure                  September 30 2005   June 30 2005
-------------------------------------------------  ------------------  -------------

   Interest Paid                                   $                0  $           0

   Taxes Paid                                      $                0  $           0

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

  Non-cash investing and financing activities:

Common stock issued for services                   $          494,000  $   1,766,021

Common stock issued for officer's compensation     $                0  $     375,957

Common stock issued for conversion of
preferred stock and pay operating expenses         $                0  $     600,000

Common stock issued for acquisition of assets      $                0  $   1,066,000

Common stock issued for investment                 $                0  $     110,000

Subsidiary common stock issued for investment      $                0  $     250,000

    The accompanying notes are an integral part of these financial statements

                              SEAMLESS WI-FI, INC.
                       f/k/a ALPHA WIRLESS BROADBAND, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note  1.   Summary  of  Significant Accounting Policies

     Description  of  Business  and  Change  in  Control

Prior to December 31, 1997, Seamless Wi-Fi, Inc formerly known as Alpha Wireless Broadband, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 2004 changed its name to Alpha Wireless Broadband, Inc, and started a new wireless operation through it's wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots

The Company, through its wholly owned subsidiary Seamless Skyy-Fi, Inc., has 30 Wi-Fi locations installed. Seamless Skyy-Fi, Inc has installed wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee.

In January 2005, the Company acquired the assets of Seamless P2P, LLC and contributed these assets to its 80% owned subsidiary Seamless Peer 2 Peer, Inc., which is a developer and provider of a patent pending software program Phenom
                                                                          ------
Encryption  Software  that  encrypts  Wi-Fi  transmissions  based  upon  RSA's
 -------------------
government  certified  256  bit  AES  encryption  coupled  with RSA's Public Key
 --------
Infrastructure  flexible  telecom  data  and  voice  transport  solutions.
 -----

In May 2005 the Company changed its name to Seamless Wi-Fi, Inc and changed Skyy-Fi, Inc., to Seamless Skyy-Fi, Inc.

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

These unamortized computer software and computer software development costs were $1,150,570 at September 30, 2005. The amounts charged to expense for the amortization of these capitalized software costs and for amounts written down to net realizable were zero. There were no research and developments costs incurred for the development of computer software in 2005 and 2004.

Intangible  Assets

Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, the Company undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is normally 36 months. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operation. In the event that a condition is identified that may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. During this fiscal year ended June 2005, the Company charged off $450,625 of intangible assets.

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

Income  Taxes

The Company accounts for income taxes under the asset and liability approach of reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. The Company, its subsidiaries, and its 80% owned subsidiary file a consolidated federal income tax return. Although income tax returns have not been filed since 1999, the Company has no material tax liability due to its losses during these periods. The Company is currently having these income tax returns prepared.

Earnings  (Loss)  per  Share  ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding.

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

Interim  Financial  Information

The unaudited balance sheet, the unaudited statements of income and cash flows have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2005, and 2004, have been included. Readers of these financial statements should note that the interim results for the three month periods ended September 30, 2005, and September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note  2.  Certain  Financial  Statement  Information

                                     September 30,  2005
                                    ---------------------
Investment:
  Stock of PMCC/GNVN                $            107,692
  Stock of DCM Enterprises                            88
  Stock of Global Debit Cash                     143,500
  Stock of Save the World                         27,500
                                    ---------------------
     Total Long Term Investments    $            278,780
                                    =====================

Property and equipment:
  Office furniture and equipment    $            146,683
  Machinery and computer equipment                12,809
  Less:  accumulated depreciation               (159,492)
                                    ---------------------
      Property and equipment, net   $                  0
                                    =====================

Intangible assets:
  Proprietary Software                         1,500,570
  Less:  accumulated amortization                      0
                                    ---------------------
     Intangible assets, net         $          1,500,570
                                    =====================

Note  3.  Other  Receivables

During 2005 the company advanced $143,500 to Global Debit Cash Card ("GBCD"). GBCD is a publicly traded company and the President of the Company is also an officer and director of GBCD. GBCD has agreed to issue to the Company shares of its restricted common stock as payment for this debit.

Note  4.  Note  Payable

Note payable to Windsor Professional Plaza LLC. During the quarter September 30, 2005 the note payable to Windsor Professional Plaza LLC. was paid in full. The note was secured by series A convertible preferred stock, (See Note 7-Preferred Stock.). This note was in default which per legal counsel, allowed the note holder to convert the preferred stock to common stock. The proceeds from the converted stock paid off the note.

Note  5.  Going  Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses, as of the first quarter ended September 30, 2005 for fiscal year ended June 30, 2006. The current assets are less then current liabilities by $554,149 and the Company incurred a net loss of $1,907,077.

The future success of the Company is dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. The Company had one funding source Windsor Professional Plaza LLC which has been paid off in full. The funding line has been reassigned to Mercatus until a new funding entity can be obtained.

Management believes that unless an alternative funding source can be obtained the Company will not be able maintain its current operating level for the next twelve months.

Note  6  .  Other  Current  Liabilities

Other  current  liabilities  consist  of  the  following:
     Credit  Cards  payable                           309,598  (1)
     Payable  to  Integrated  Communications          187,396  (2)
     Various  liabilities  assumed  from
     Alpha  Tooling  acquisition                      240,804
                                                    ---------
                                                    $ 737,798
(1) Payments in varying amounts are due monthly with interest at 18% per annum.
(2)     Results  from  contract  cancellation.

Note  7.  Related  Party  Transactions

During the first quarter ended September 30, 2005 of fiscal year ended June 30, 2006 Windsor Professional Plaza LLC converted 6,575 shares of Series A preferred stock into 65,750,000 shares of Common stock.

During  the  fiscal  year  ended  June 30, 2005 David Karst on behalf of Windsor
Professional Plaza LLC, converted 252,753 shares of preferred stock (100,000 shares of which were converted to pay the Company's operating expenses).

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

During 2005 and 2004, the Company cancelled 35,196 and 71,966 shares of Class A Preferred Stock respectively.

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

Authorized  Shares
------------------

During November 2004 the board of directors amended the articles of incorporation to increase the authorized to 20,000,000,000 shares (par value of $.001) of which 19,990,000,000 are common shares and 10,000,000 are preferred. There are three classes of preferred stock which are as follows; Class A Preferred of 5,000,000 shares of which one (1) share of preferred converts to 10,000 shares of common stock, Class B Preferred of 3,000,000 shares of which
(1) share of preferred converts to 1,000 shares of common stock, and Class C Preferred of 2,000,000 shares. As of this date the Company has not updated its articles of incorporation with the state of Nevada, which shows only 11,000,000,000 shares authorized.

The company plans to amend the previous resolution decreasing the authorized to 10,000,000 shares so no amendment to the Articles of Incorporation will have to be filed with the state of Nevada.

On September 30, 2004 the Company amended its Certificate of Incorporation and authorized 2,000,000 shares of Class C Preferred stock, $1.00 par value, convertible, with a stated value of $1.00 per share for conversion purposes. The Class C Preferred stock is convertible at the option of the holder into common shares of the Company at the end of 12 months from the date of its issuance based upon the ten day average trading price of the common stock just prior to the end of the 12 month holding period. Therefore One Dollar ($1.00) of Preferred Stock (which is one share of Class C Preferred) will be converted into $1.00 worth of common stock. For example if the price per share of the common stock on the date of conversion is $.10 per share the holder of the Preferred stock will receive 10 shares of common stock for every shares of Class C Preferred stock that is converted into common.

Stock  Issuance

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006;
-----

140,000 shares of common stock were issued for advertising and expensed at $6,622.

300,000 shares of common stock were issued for marketing and expensed at $14,190.

Windsor Professional Plaza LLC converted 6,575 shares of preferred Series A stock into 65,750,000 shares of common stock of which 10,000,000 shares of common stock were issued for consulting and expensed at $473,000.

During  fiscal  year  ended  June 30, 2005 the following stock was issued.  (All
-------------------------------------------------------------------------
shares issued by the Company for services through the third quarter and most of the fourth quarter of fiscal year ended June 30, 2005, were issued at below par value):

14,160,000 shares of common stock were issued for services when 1,460 shares of preferred stock were converted to common.

300,000 shares of common stock , valued at $.001 each were issued as partial payment for the acquisition of the assets of Seamless P2P, LLC (the balance was issued in Class C Preferred Stock, see "Preferred Stock")

3,368,734 shares of common stock were issued for officer salaries and for services.

Windsor converted 100,000 shares of preferred Series A stock to 1,000,000 of common shares, of which 900,000 of the common shares were issued for Company services.

2,224,718 shares of common stock were issued for officer's salary and for services.

$300,000 worth of shares of common stock were issued to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

220,000 shares of common stock were issued to acquire 22,000 common shares of Save the World valued at $5.00 per share.

874,430  shares  of  common  stock  were  issued  for  services.

During  fiscal  year  ended  June  30,  2004,  the  following  stock was issued:
--------------------------------------------------------------------------------

495,000 shares of common stock were issued for payment in full on a note owed by the Company for past due wages.

540,000 shares of common stock were issued per the conversion of preferred Series A stock into common, pursuant to the agreement with Windsor Professional Plaza, LLC.

136,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

162,650 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

170,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

280,000 shares of restricted common stock were issued to repurchase 280,000 common shares of DCM.

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

Preferred  Stock

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006,  Windsor  Professional Plaza LLC converted 6,575 shares Series A Preferred
-----
stock  into  65,750,000  shares  of  Common  stock.

During  the  fiscal  year  ended June 30, 2005, David Karst on behalf of Windsor
-----------------------------------------------
Professional Plaza LLC converted 252,753 shares of preferred Series A stock of which 100,000 shares were converted to pay the Company's operating expenses leaving a balance of 644,625 preferred Series A shares held as collateral.

On March 8, 2005 the Board of Directors authorized the issuance of 562,500 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. On April 1, 2005 this was changed to 56,250 shares of Class A preferred stock for $75,000. This issuance was intended to be exempt from registration under Section 4 (2) and/or Regulation D of the Securities Act of 1933.

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

The Company cancelled 35,186 preferred Series A shares held by Windsor in order to reduce preferred Series A stock outstanding because once converted, they would have amounted to common shares of Stock in excess of those authorized. Windsor Professional converted 117,453 shares of preferred Series A stock.

During  the  fiscal  year  ended  June  30, 2004, In May 2004 Mercatus, with the
-------------------------------------------------
consent of the Company, assigned 1,029,231 preferred Series A shares to Windsor Professional Plaza, LLC as collateral for the Company's funding line of credit.

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

Information  on  reportable  segments  is  as  follows:


FOR FIRST QUARTER ENDED SEPTEMBER 30, OF FISCAL YEAR ENDED
                         June 30, 2006    June 30, 2005
Wi-Fi ISP  NET SALES    $        6,406   $            0
COST OF WI-FI SALES            (33,323)               0
SOFTWARE NET SALES                   0                0
COST OF SOFTWARE SALES               0                0
COST AND EXPENSES           (1,977,780)      (1,213,222)
OTHER NET INCOME                37,176              620
NET LOSS                $   (1,940,604)  $   (1,212,602)
MINORITY INTEREST               33,527                0
NET LOSS                $   (1,907,077)  $   (1,212,602)

Note  10.  Other  Events

a.  Company  Acquisition

In January 2005 the Company acquired the proprietary software asset of Seamless P 2 P, LLC for $1,000,000 worth of Company stock as follows: 700,000 shares of Class C Preferred Shares convertible into $1.00 of Common Stock after 12 months and 300,000 shares of Common stock valued at $.001 each and a 20% interest in the new subsidiary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

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

Note  11.   Legal  Proceedings

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

Overview

Seamless Wi-Fi, Inc. ("Company") is currently a start up business that is currently operating two subsidiaries as follows: Its web site is www.slfw.net .
                                                                  ------------

Seamless Skyy-Fi, Inc., that is providing "Wireless Internet" access at business locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz). Its web site is www.skyyfi.com .
                                                      --------------

Seamless Peer 2 Peer, Inc., which is a developer and provider of a software program 'Phenom" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. Its web site is www.seamlessp2p.net .
          ---------

(A)  PLAN  OF  OPERATION

The Company has three offices in Nevada and not including Officers and Directors; has 10 independent contractor employees

The Company is currently a start up operation. As of this date the Company has 34 Wi-Fi locations for its Seamless Skyy-Fi, Inc., Wi-Fi subsidiary, and has installed two of its Phenom Software Encryption Program at six locations and 4 additional beta test agreements for the software to be deployed for its Seamless Peer 2 Peer, Inc., software developer subsidiary.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the Company starting up a business it is important to note that the following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the First Quarter of Fiscal years ended June 30, 2006, 2005, are derived from the financial statements of the Company and should be read in conjunction with the audited financial statements included in the June 30, 2006 and 2005 10K/SB. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

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

Analysis  of  Financial  Condition

Revenues; for the three months ended September 30, 2005 were $ 6,408 as compared with $0 for the corresponding period in 2004, an increase of $ 6,408.

Selling, general and administrative expenses; for the three months ended September 30, 2005 was $1,984,188 as compared to $1,213,222 for the same period in 2004, a increase of $770,966 or approximately 164 %.

The continued high cost of the selling, general and administrative expenses reflect the impact of stock that was preferred stock that was converted common stock after the company defaulted on its loans to Windsor. The loans proceeds were used to compensate needed services by various professionals. Thus far, during 2005 the quarter ended September 31, 2005 the Company received an additional $200,743 from its funding line these funds will be used to maintain growth and cover expenses during this quarter. The company plans to continue to pursue revenue growth and expects to utilize additional private placements or other equity financing during the remainder of 2005.

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

Net Loss; for the three months ended September 30, 2005 was $1,907,077 as compared to $1,212,602 for the same period in 2004 an increase of $694,475 or approximately 157%.

 Management believes these results are a direct reflection of continued higher expenses due to the continued expansion of the business and new acquisition and its related expenses. These expenses are not expected to remain high however sales for both the Wi-Fi and software programs will continue to increase which should result in a decrease in the net operating loss.


FOR FIRST QUARTER ENDED SEPTEMBER 30, OF FISCAL YEAR ENDED
                         June 30, 2006    June 30, 2005
Wi-Fi ISP  NET SALES    $        6,406   $            0
COST OF WI-FI SALES            (33,323)               0
SOFTWARE NET SALES                   0                0
COST OF SOFTWARE SALES               0                0
COST AND EXPENSES           (1,977,780)      (1,213,222)
OTHER NET INCOME                37,176              620
NET LOSS                $   (1,940,604)  $   (1,212,602)
MINORITY INTEREST               33,527                0
NET LOSS                $   (1,907,077)  $   (1,212,602)

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Information  on  reportable  segments  is  as  follows:

(1) WISP: The resultant loss from operations for the Wi-Fi ISP segment for first quarter for fiscal year ended June 30, 2006 of $26,917 are expected to continue because these expenses are related to the startup of this operation.

 (2) Software: The resultant loss from the Software encryption program segment for first quarter for fiscal year ended June 30, 2006 are expected to continue because these expenses are related to the startup of this operation.

Liquidity  and  Capital  Resources

Net cash used in operating activities at the end of the first quarter of fiscal year ended June 30, 2006, decreased to ($3,192,320) due to the use of stock for services which is an increase compared to the results for the same period ended 2004 of ($165,526). The Company is seeking alternative sources of capital so the Company can expand its new Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots and to allow the deployment of it Phenom Software program. Prior to end of the previous fiscal year end of June 30, 2005 the Company was being funded by two sources; Windsor Professional Plaza LLC and Blue Bear Funding, both Companies have ceased their funding of the Company and the Company is currently seeking alternative sources to fund Companies current operations.

Capital  Expenditures

The Company funded Global Debit Cash Card $143,500 during the first quarter of fiscal year ended June 30, 2005.

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

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc. common stock, as per an agreement with DCM Enterprises, Inc. The Company then transferred Alpha Tooling, Inc. to DCM Enterprises, Inc. for credit towards the debit it had with DCM Enterprises, Inc. After October 1, 2003 the transaction was changed by agreement to an Asset Assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc. from $760,000 to $448,361. The Company retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306.

In April 2005 GLCD reversed it stock 1,000 shares of GLCD for 1 of GBCD (the new stock symbol) GBCD recently traded at $1.01 per share in low volume.

In December 2003 GLCD acquired the assets of DCM for 60,000,000 common shares of GLCD which included reduction of the note owed by the Company to $515,000, which was transferred as an asset to GLCD. GLCD is traded over the counter
(OTC)  on  the  Pink  Sheets  LLC  quotation  service  under  the symbol "GLCD".

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

Net  Operating  Loss  Carry  forwards

For the fiscal year ended June 30, 2005, the Company had net operating loss carry forwards for federal and state purposes of approximately $5,117,636 and $3,070,582 respectively. These carry forwards begin to expire in 2016 and 2006 respectively.

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

Authorized  Shares
------------------

During November 2004 the board of directors amended the articles of incorporation to increase the authorized to 20,000,000,000 shares (par value of $.001) of which 19,990,000,000 are common shares and 10,000,000 are preferred. There are three classes of preferred stock which are as follows; Class A Preferred of 5,000,000 shares of which one (1) share of preferred converts to 10,000 shares of common stock, Class B Preferred of 3,000,000 shares of which
(1) share of preferred converts to 1,000 shares of common stock, and Class C Preferred of 2,000,000 shares. As of this date the Company has not updated its articles of incorporation with the state of Nevada, which shows only 11,000,000,000 shares authorized.

The company plans to amend the previous resolution decreasing the authorized to 10,000,000 shares so no amendment to the Articles of Incorporation will have to be filed with the state of Nevada.

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

Stock  Issuance

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006;
-----

140,000 shares of common stock were issued for advertising and expensed at $6,622.

300,000 shares of common stock were issued for marketing and expensed at $14,190.

Windsor Professional Plaza LLC converted 6,575 shares of preferred Series A stock into 65,750,000 shares of common stock of which 10,000,000 shares of common stock were issued for consulting and expensed at $473,000.

During  fiscal  year  ended  June 30, 2005 the following stock was issued.  (All
-------------------------------------------------------------------------
shares issued by the Company for services through the third quarter and most of the fourth quarter of fiscal year ended June 30, 2005, were issued at below par value):

14,160,000 shares of common stock were issued for services when 1,460 shares of preferred stock were converted to common.

300,000 shares of common stock , valued at $.001 each were issued as partial payment for the acquisition of the assets of Seamless P2P, LLC (the balance was issued in Class C Preferred Stock, see "Preferred Stock")

3,368,734 shares of common stock were issued for officer salaries and for services.

Windsor converted 100,000 shares of preferred Series A stock to 1,000,000 of common shares, of which 900,000 of the common shares were issued for Company services.

2,224,718 shares of common stock were issued for officer's salary and for services.

$300,000 worth of shares of common stock were issued to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

220,000 shares of common stock were issued to acquire 22,000 common shares of Save the World valued at $5.00 per share.

874,430  shares  of  common  stock  were  issued  for  services.

During  fiscal  year  ended  June  30,  2004,  the  following  stock was issued:
--------------------------------------------------------------------------------

495,000 shares of common stock were issued for payment in full on a note owed by the Company for past due wages.

540,000 shares of common stock were issued per the conversion of preferred Series A stock into common, pursuant to the agreement with Windsor Professional Plaza, LLC.

136,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

162,650 shares of restricted common stock were issued to Global Debit Cash Card pursuant to the Territory Marketing Agreement, as amended, in exchange for the limited exclusive marketing rights to sell the debit cards in the states of Colorado and Utah for a period of ten (10) years.

170,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. These shares were issued pursuant to a Form S-8 registration statement

280,000 shares of restricted common stock were issued to repurchase 280,000 common shares of DCM.

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

Preferred  Stock

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006,  Windsor  Professional Plaza LLC converted 6,575 shares Series A Preferred
-----
stock  into  65,750,000  shares  of  Common  stock.

During  the  fiscal  year  ended June 30, 2005, David Karst on behalf of Windsor
-----------------------------------------------
Professional Plaza LLC converted 252,753 shares of preferred Series A stock of which 100,000 shares were converted to pay the Company's operating expenses leaving a balance of 644,625 preferred Series A shares held as collateral.

On March 8, 2005 the Board of Directors authorized the issuance of 562,500 shares of its unregistered restricted common stock to the Reda Family Trust for $75,000.00. On April 1, 2005 this was changed to 56,250 shares of Class A preferred stock for $75,000. This issuance was intended to be exempt from registration under Section 4 (2) and/or Regulation D of the Securities Act of 1933.

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

The Company cancelled 35,186 preferred Series A shares held by Windsor in order to reduce preferred Series A stock outstanding because once converted, they would have amounted to common shares of Stock in excess of those authorized. Windsor Professional converted 117,453 shares of preferred Series A stock.

During  the  fiscal  year  ended  June  30, 2004, In May 2004 Mercatus, with the
-------------------------------------------------
consent of the Company, assigned 1,029,231 preferred Series A shares to Windsor Professional Plaza, LLC as collateral for the Company's funding line of credit.


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

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SEAMLESS WI-FI, INC.
                                            f/k/a ALPHA WIRELESS BROADBAND, INC.

                                            Date: November 9, 2005
                                            /s/ Albert R. Reda
                                            ---------------------
                                            Albert R. Reda
                                            Chief Executive Officer, Secretary


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