Form 10QSB
period 2005-12-31
SEAMLESS WI-FI, INC.
filed 2006-02-14
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31,  2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  FOR  THE  TRANSITION PERIOD FROM ____________ TO ____________


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

           -----------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check  mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2005, the Issuer had 118,664,634 shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes [ ]   No [ ]

                                TABLE OF CONTENTS

PART  I  -  CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

CONDENSED  CONSOLIDATED  BALANCE  SHEETS  AS  OF  DECEMBER  31,  2005.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW  FOR   SIX  MONTHS  ENDED
DECEMBER  31,  2005  AND  2004

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


                        SEAMLESS WI-FI, INC.
                f/k/a ALPHA WIRELESS BROADBAND, INC
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

Assets                                            December 31, 2005
----------------------------------------------  -------------------

Current Assets:
-----------------------------------------------
Cash                                             $           66,135
       Total current assets                                  66,135
                                                 -------------------

Property and equipment, net (note 2)                         31,179

Investments  (note 2)                                       331,780
Other Receivable  (note 3)                                1,414,792
Restricted Cash (note 11)                                    75,000
Security Deposit                                              6,600

      TOTAL ASSETS                               $        1,925,486
                                                 -------------------

Liabilities and Stockholders' (Deficit)
Current Liabilities:
-----------------------------------------------
Accounts payable                                 $          888,851
Payroll taxes                                               679,197
Judgments payable (see note 11)                             346,006
Other current liabilities (note 6)                          763,400
Payable to officer                                           55,898
Note payable related party                                   55,268
Note Payable (note 4)                                        66,833
Current maturities of long-term debt                         37,500
                                                 -------------------
Total current liabilities                                 2,892,953
Long Term Debt                                              617,575
-----------------------------------------------  -------------------

      TOTAL  LIABILITIES                                  3,510,528
                                                 -------------------
Minority Interest                                           (89,693)

Stockholders' (deficit): (note 8 )
-----------------------------------------------
Preferred A  Stock, par value $.001
Authorized 5,000,000  Issued   967,964                          968
Preferred B  Stock, par value $.001
Authorized 3,000,000  Issued   0
Preferred C  Stock, par value $1.00
Authorized 2,000,000  Issued  500,000                       500,000
Common stock, par value $.001
Authorized 11,000,000,000 Issued   118,664,634              118,664
Additional Paid in Capital                               16,926,773
Accumulated deficit                                     (19,041,754)
                                                 -------------------
       Total Stockholders' (Deficit)             $       (1,495,349)
                                                 -------------------

      TOTAL  LIABILITIES & STOCKHOLDERS EQUITY   $        1,925,486
                                                 -------------------

The  accompanying  notes  are  an  integral  part  of these financial statements


                                       SEAMLESS WI-FI, INC.
                               f/k/a ALPHA WIRELESS BROADBAND, INC
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                            3 Months Ended                6 Months Ended
                                       December 31,  December 31,    December 31,   December 31,
                                         2005            2004            2005           2004
                                    --------------  --------------  --------------  ------------
Revenues                            $       3,546   $         244   $       9,954   $       244
                                    --------------  --------------  --------------  ------------
Cost and expenses:
   Cost of revenues                         1,120           6,679          34,443         6,679
    Software development costs          1,500,570               0       1,500,570
   Selling, general and admin.            200,076         458,210         296,636       965,267
   Consulting                             233,730               0         774,388       828,093
    Interest Expense                            0               0         984,000             0
    Legal Fees                             69,437         147,065         106,971             0
    Officer Payroll                       111,550               0         291,450             0
    Investment                                  0               0               0             0
    Depreciation and amortization           1,828          25,137           1,828        50,274
                                    --------------  --------------  --------------  ------------
     Total costs and expenses           2,118,311         637,091       3,990,286     1,850,313
                                    --------------  --------------  --------------  ------------

Net income (loss) from operations      (2,114,765)     (  636,847)     (3,980,332)   (1,850,069)

Other income (expense)
    Cancellation of indebtness            590,253               0         590,253             0
    Gain on disposal of equipment           3,284               0           3,284             0
     Other income                           1,615          33,670           2,235
     Interest expense                    (118,839)              0        (227,546)            0
                                    --------------  --------------  --------------  ------------

Income (loss) before income taxes      (1,640,067)    (   635,232)     (3,580,671)   (1,847,834)
Provision for income taxes                      -               -               -             -
Income taxes (benefit)                          0               0               0             0
                                    --------------  --------------  --------------  ------------

Loss before minority interest          (1,640,067)     (  635,232)     (3,580,671)   (1,847,834)

Minority Interest                         322,666               0         356,193             0
                                    --------------  --------------  --------------  ------------

Net income (loss)                      (1,317,401)    (   635,232)     (3,224,478)   (1,847,834)

Loss per common share                       ($.01)          ($.17)          ($.03)        ($.48)

Weighted average number of
common shares outstanding             101,517,955       3,840,724     101,517,955     3,840,724

The  accompanying  notes  are  an  integral  part  of these financial statements


                                      SEAMLESS  WI-FI,  INC.
                                f/k/a ALPHA WIRELESS BROADBAND, INC
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
Cash flows from operating activities                                  2005             2004
                                                                  ------------  --------------
     Net loss                                                     $(3,224,478)  $  (1,847,834)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                  1,828          50,274
         Issuance of common stock for services                        648,775       2,007,134
         Issuance of common stock for payment of financing costs      984,000               -
         Write-down of capitalized software costs                   1,500,570               -
         Cancellation of indebtedness                                (590,253)              -
         Minority interest                                           (339,693)              -
         Changes in operating assets and liabilities
           Other current liabilities                                   41,985         121,298
           Accounts payable                                           132,420          51,822
           Payroll taxes payable                                       16,927          (4,721)
           Judgments payable                                          (55,237)         21,753
           Payable to related party                                         -           8,446
           Payable to officer                                         120,000        (116,958)
                                                                  ------------  --------------
             Net cash used in operating activities                   (763,156)        291,214
                                                                  ------------  --------------
   Cash flows from investing activities
     Purchase of intangible assets                                    (85,000)       (191,659)
     Purchase of investments                                         (112,195)              -
     Advances to related party                                       (132,099)              -
     Purchase of equipment                                            (33,007)              -
                                                                  ------------  --------------
           Net cash used in investing activities                     (362,301)       (191,659)
                                                                  ------------  --------------
   Cash flows from financing activities
     Net decrease in credit lines                                           -         (99,828)
     Proceeds from issuance of notes payable                        1,452,471               -
     Repayment of notes payable                                       (79,500)              -
     Repayment of advances from officer                              (167,384)              -
     Repayment of related party advances                              (14,265)              -
                                                                  ------------  --------------
           Net cash provided by financing activities                1,191,322         (99,828)
                                                                  ------------  --------------
   Net increase (decrease) in cash                                     65,865            (273)
   Cash, beginning of period                                              270           1,274
                                                                  ------------  --------------
   Cash, end of period                                            $    66,135   $       1,001
                                                                  ============  ==============

    The accompanying notes are an integral part of these financial statements


                               SEAMLESS WI-FI, INC.
                       f/k/a ALPHA WIRELESS BROADBAND, INC.
                      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                 December 31,
                                                                2005       2004
                                                             ----------  --------
  Supplemental cash flow disclosure
    Interest paid                                            $        -  $  8,500
    Income taxes paid                                        $        -  $      -

  Noncash investing and financing activities
    Common stock issued for services                         $  648,775  $874,428
    Common stock issued for payment of financing costs       $  984,000         -

    Common stock issued for conversion of preferred A stock
      and debt cancellation                                  $4,030,217  $      -
    Common stock issued for conversion of preferred C stock  $  200,000  $      -
    Common stock issued for investment                       $        -  $110,000


    The accompanying notes are an integral part of these financial statements

                              SEAMLESS WI-FI, INC.
                       f/k/a ALPHA WIRLESS BROADBAND, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note  1.   Summary  of  Significant  Accounting  Policies
---------------------------------------------------------

     Organization  and  Operations

Prior to December 31, 1997, Seamless Wi-Fi, Inc formerly known as Alpha Wireless Broadband, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 2004 changed its name to Alpha Wireless Broadband, Inc, and started a new wireless operation through it's wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots

The Company, through its wholly owned subsidiary Seamless Skyy-Fi, Inc., has 36 Wi-Fi locations. Seamless Skyy-Fi, Inc has installed wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee or free basis.

In January 2005, the Company acquired the assets of Seamless P2P, LLC and contributed these assets to its 80% owned subsidiary Seamless Peer 2 Peer, Inc., which is a developer and provider of a patent pending software program Phenom
                                                                          ------
Encryption  Software  that  encrypts  Wi-Fi  transmissions  based  upon  RSA's
--------------------
government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions.

In May 2005 the Company changed its name to Seamless Wi-Fi, Inc and changed Skyy-Fi, Inc., to Seamless Skyy-Fi, Inc.

In December 2005 the Company started a hosting company Alpha Internet offering Seamless clients a high-security hosting facility.

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

Proprietary  Software  in  Development

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, The estimated useful life for the straight-line method is determined to be 2 to 5 years.

The unamortized computer software and computer software development costs were $1,500,570 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost were expensed and in January 2006 a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed

Intangible  Assets

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

Reverse  Stock  Split

The Company's Board of Directors affected a 1 for 1,000 reverse stock split of its common stock $.001 par value on June 3, 2005. Accordingly all shares information included in the consolidated financial statements has been adjusted to reflect the reverse stock split. The reverse stock split did not change the ratio for the conversion of the preferred stock which remained at 1 share of Series A preferred stock converts into 10,000 of common stock.

Interim  Financial  Information

The unaudited balance sheet, the unaudited statements of income and cash flows have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of December 31, 2005, and 2004, have been included. Readers of these financial statements should note that the interim results for the three month and six month periods ended December 31, 2005, and December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note  2.  Certain  Financial  Statement  Information
----------------------------------------------------

                                     December 31,  2005
                                    --------------------
Investment:
  Stock of DCM Enterprises          $                88
  Stock of Global Debit Cash                    331,692
  Stock of Save the World                             0
                                    --------------------
     Total Long Term Investments    $           331,780
                                    ====================
Property and equipment:
  Office furniture and equipment    $                 0
  Machinery and computer equipment               33,007
  Less:  accumulated depreciation               ( 1,828)
                                    --------------------
      Property and equipment, net   $            31,179
                                    ====================

Note  3.  Other  Receivables
----------------------------

During 2005 the company advanced funds to Global Debit Cash Card ("GBCD"). GBCD is a publicly traded company and the President of the Company is also an officer and director of GBCD. GBCD has issued to the Company shares of its restricted common stock as payment for this debit. 4,049,809 were issued during the quarter ended December 31, 2005, which brings the total shares held by the Company to 4,112,809 these are valued at the amount of the debt $1,414,792.

Note  4.  Note  Payable
-----------------------

During the quarter ended December 31, 2005 the remaining notes that were payable to Windsor Professional Plaza LLC, were assigned to Ayuda Funding LLC. These notes are secured by series A convertible preferred stock, (See Note 8 Preferred Stock). These notes allow the note holder to convert the preferred stock to common stock to pay off the note and interest due in case of a default in the quarterly interest payments for the loan. See Note 7. Related Party Transaction.

During the quarter ended December 31, 2005 a loan for $300,000 was made to the Company by Russell Singer, a five percent or greater share holder of the Company, (owner of Adobe Oil) which was secured by 269,230 shares of GNVN stock as collateral. The Company defaulted on the loan and the lender perfected ownership of the collateral stock See Note 7. Related Party Transaction

As of the quarter ended December 31, 2005 the Company made an offer to settle the debt of $66,833 with Blue Bear Funding, which is currently in Chapter 11 Bankruptcy. As of this filing the Company has not received a response to its offer.

During the quarter ended September 30, 2005 several notes payable to Windsor Professional Plaza LLC, were paid in full and or assigned to Ayuda Funding LLC. These notes were secured by series A convertible preferred stock, (See Note 8-Preferred Stock.). These notes were in default which per legal counsel, which allowed the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes. See Note 7. Related Party Transaction

Note  5.  Going  Concern
------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses, as of the second quarter ended December 31, 2005 for fiscal year ended June 30, 2006. The current assets are less then current liabilities by $2,826,818 and the Company incurred a net loss of $3,224,478.

Management believes that if it were to lose its current funding source and if an alternative funding source were not obtained then Company would not be able maintain its current operating level for the next twelve months.

Note  6  .  Other  Current  Liabilities
---------------------------------------

Other  current  liabilities  consist  of  the  following:
     Credit  Cards  payable                             320,350  (1)
     Payable  to  Integrated  Communications            193,796  (2)
     Various  liabilities  assumed  from
     Alpha  Tooling  acquisition                        249,254
                                                   ------------
                                                   $    763,400

(1) Payments in varying amounts are due monthly with interest at 18% per annum.
(2)     Results  from  contract  cancellation.

Note  7.  Related  Party  Transactions
--------------------------------------

During the quarter ended of December 31, 2005 of fiscal year ended June 30, 2006 the Company purchased two judgments from Adobe Oil. These judgments totaled $773,145 of which one was in the amount of $134,052 in favor of Community Bank. Adobe Oil received cash and stock as payment in full for the judgments. Russell Singer is the Principal shareholder of Adobe Oil.

During the quarter ended December 31, 2005 a loan for $300,000 was made to the Company by Russell Singer (owner of Adobe Oil) which was secured by 269,230 shares of GNVN stock as collateral. The Company defaulted on the loan and the lender perfected ownership of the collateral stock

During the quarter ended December 31, 2005 a Russell Singer acquired $200,000 of Preferred C stock from Seamless P2PLLC

During the first quarter ended September 30, 2005 of fiscal year ended June 30, 2006 Windsor Professional Plaza LLC converted 6,575 shares of Series A preferred stock into 65,750,000 shares of Common stock and the loan to Windsor was paid, (See Note 4 Note Payable).

As of September 30, 2005 the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Mildred Carrroll who is also the Trustee and is also the Company's Secretary -.During the first quarter ended September 30, 2005 The Company created a Creditor Trust and appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust - see Note 10 c. Creditor Trust.

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

As filed in an 8K dated July 6, 2004 the established a creditor Pursuant to the terms and conditions of the trust agreement, shares of the Company's common stock were be transferred in trust to KFC LLC, which has accepted the appointment as trustee.

During May and June 2004 54,626 shares of preferred stock were converted into 546,260,000 common shares and used to pay expenses of the Company.

During 2005 and 2004, the Company cancelled 35,196 and 71,966 shares of Class A Preferred Stock respectively.

As of June 30, 2005 the Company had borrowed a total of $623,422 from Windsor Professional Plaza, LLC - See Note 4.

As of September 30, 2005 the Company appointed Financial Services LLC as the Trust Protector for Creditor Trust. The Trust is currently managed by Mildred Carrroll who is also the Trustee and is also the Company's Secretary -. The Company's previous Creditor Trust had appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust - see Note 10
c.  Creditor  Trust.

c.  Creditor  Trust.
-------------------

Subsequent to June 30, 2004, Skyy-Fi entered into a factoring and Security Agreement with 1st American Factoring a/k/a Blue Bear Funding, a sister Company of Financial Services LLC.

The Company has entered into various transactions with entities affiliated with its President as follows:

The President of the Company is also the CEO and Director of DCM Enterprises, Inc.For details of the various transactions between the Company and DCM Enterprises See Note 8. Stockholders' Equity.

The President of the Company is an officer of Global Debit Cash Card, Inc. ("GBCD"). The Company during 2004 acquired marketing rights from GBCD for cash and stock consideration valued at $515,000. The balances of the Marketing rights were written off in the third quarter of fiscal 2005.For details of the various transactions between the Company and Global Debit Cash Card, Inc See Note 8. Stockholders' Equity.

During 2004 the Company issued 13,000 common shares to children of its president for consulting services rendered.

Note  8.     Stockholders'  Equity
--------     ---------------------

Issuance  of  Common  Stock  and  Preferred  Stock

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

Stock  Issuance

During  the second quarter ended December 31, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006
----

800,000 shares of common stock were issued for services and expensed at $32,000 for consulting on public relations.

112,500 shares of common stock were issued for services and expensed at $4,500 for marketing.

670,000 shares of common stock were issued for services and expensed at $33,500 for consulting on mergers and acquisitions.

Ayuda Funding LLC converted 2,280 shares Series A preferred stock into 22,800,000 shares of common stock, valued at $1,390,720, of which $773,145 was used to pay judgments and $617,575 constitutes a loan to the Company.

200,000 shares of Series C preferred stock were converted into 3,622,537 shares of common stock valued at $200,000 by Russell Singer who acquired those shares from Seamless P2P LLC as per asset purchase agreement dated January 2005. See
Note  7.  Related  Party  Transactions.

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006;
-----

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

$300,000 worth of shares of common stock was issued to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

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

Preferred  Stock

During  the second quarter ended December 31, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006,  Ayuda  Funding  LLC  converted 2,280 shares Series A Preferred stock into
-----
22,800,000  shares  of  Common  stock.

200,000 shares of Series C preferred stock were converted into 3,622,537 shares of common stock valued at $200,000 by Russell Singer who acquired those shares from Seamless P2P LLC as per asset purchase agreement dated January 2005. See
Note  7.  Related  Party  Transactions.

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006,  Windsor  Professional Plaza LLC converted 6,575 shares Series A Preferred
-----
stock  into  65,750,000  shares  of  Common  stock.

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

Note  9.  Segment  Information
------------------------------

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation

The Company is currently a start up business that is providing "Wireless Internet" access at business locations and a developer and provider of a patent pending software. In December 2005 the Company started a hosting company Alpha Internet offering Seamless clients ahigh-security hosting facility. See Note 1.

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

Information  on  reportable  segments  is  as  follows:

FOR  SECOND  QUARTER  ENDED  DECEMBER  31,  OF  FISCAL  YEAR  ENDED

                                    June 30, 2006    June 30, 2005
Wi-Fi ISP  NET SALES               $        9,954   $          244
COST OF WI-FI SALES                       (34,443)          (6,679)
SOFTWARE NET SALES                              0                0
COST OF SOFTWARE SALES                          0                0
COST AND EXPENSES                      (3,955,843)      (1,843,634)
OTHER NET INCOME                          399,661            2,235
NET LOSS BEFORE MINORITY INTEREST  $   (3,580,671)  $   (1,847,834)
MINORITY INTEREST                         356,193                0
NET LOSS                           $   (3,224,478)  $   (1,847,834)

Note  10.Other  Events
----------------------

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

c.  Creditor  Trust
-------------------

As of September 30, 2005 the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Mildred Carroll who is also the Trustee and is also the Company's Secretary -. The Company's previous Creditor Trust had appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust - see
Note  7.  Related  Party  Transactions

As filed in an 8K dated July 6, 2004 the Company established a creditor trust Pursuant to the terms and conditions of the trust agreement, shares of the Company's common stock were to be transferred in trust to KFC LLC, which has accepted the appointment as trustee.

The Company's creditor trust had been established to return the maximum amount to beneficiaries and to allow the Company to continue to operate without interruption.

Following the submission of claims and validation of such claims, the trustee was to liquidate the trust property and distribute the proceeds to the trust beneficiaries in a manner the trustee deems most beneficial.

Note  11.   Legal  Proceedings
------------------------------

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

Community  Bank  of  Nevada  v  Internet  Business's  International,  Inc. et al
--------------------------------------------------------------------------------

On December 20, 2000, the Community Bank of Nevada filed a lawsuit in District Court, Clark County against Internet Business's International. Inc., seeking the return of equipment. The Company was not aware of the lawsuit and a default judgment was entered against the Company in the amount of $134,052. The judgment was paid, and the case dismissed. See Note 7 Related Party Transaction.

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

Overview

Seamless Wi-Fi, Inc. ("Company") is currently a start up business that is currently operating three subsidiaries as follows: Its web site is www.slwf.net.
                                                                    ------------

Seamless Skyy-Fi, Inc., is providing "Wireless Internet" access at business locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz). Its web site is www.skyyfi.com.
                                                      --------------

Seamless Peer 2 Peer, Inc., which is a developer and provider of a software program 'Phenom" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. Its web site is www.seamlessp2p.net.
-------------------

In December 2005 the Company started a hosting company Alpha Internet offering Seamless clients a high-security hosting facility.

(A)  PLAN  OF  OPERATION

The Company has three offices in Nevada and not including Officers and Directors; has 10 independent contractor employees

The Company is currently a start up operation. As of this date the Company has 36 Wi-Fi locations for its Seamless Skyy-Fi, Inc., Wi-Fi subsidiary, and has installed its Phenom Software Encryption Program at two locations per beta test agreements deploying the Seamless Peer 2 Peer, Inc. software. Seamless Peer 2 Peer, Inc is the Copmany's software developing subsidiary.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the Company starting up a business it is important to note that the following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the second quarter of fiscal years ended June 30, 2006, 2005, are derived from the financial statements of the Company and should be read in conjunction with the audited financial statements included in the June 30, 2006 and 2005 10K/SB. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

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

Analysis  of  Financial  Condition

Revenues; for the three and six months ended December31, 2005 were $3,546 and $9,954 respectively as compared with $244 for the corresponding period in 2004, an increase of $3,212 and $9,710 respectively.

The total Cost and Expense which includes Selling, general and administrative expenses; for the three months and six months ended December 31, 2005 was $2,118,311 and $3,990,286 as compared to $637,091 and $1,850,313 for the same period in 2004, which represents an increase of $1,481,220 and $2,139,973 repetitively.

The continued high cost of the selling, general and administrative expenses reflect the fact that the Company is still in its development stage. Another factor is due to the fact that the original software development company failed as per its agreement to deliver to the Company a completed software program for its peer to peer venue there by causing the Company to write off its development cost of $1,500,570. These funds would have been amortized over a three year period instead of expensed this quarter if the software program would have been delivered.

Other Income; either from extraordinary income due to cancellation of a debt to the company or from payment in full on debt for a reduced amount (with the difference represented as income) and /or from the sale of fully of partially depreciated equipment where the income from the sale is greater than the amount depreciated. Since there are no expectations that further activities will occur and that the revenues from previous operations are dissimilar therefore there will be no comparison of the quarters.

Net Loss; for the three and six months ended December 31, 2005 are $1,317,401 and $,3,224,478 as compared to $635,232 and $1,847,834 for the same period in 2004 a Net Loss increase of $682,169 and $1,376,644 respectively.

Management believes these results are a direct reflection of continued higher expenses due to the continued expansion of the business and developmental cost of the software program and its related expenses. These expenses are expected to remain high however sales for both the Wi-Fi and software programs will continue to increase which should result in a decrease in the net operating loss.

FOR  SECOND  QUARTER  ENDED  DECEMBER  31,  OF  FISCAL  YEAR  ENDED
                                    June 30, 2006    June 30, 2005
Wi-Fi ISP  NET SALES               $        9,954   $          244
COST OF WI-FI SALES                       (34,443)          (6,679)
SOFTWARE NET SALES                              0                0
COST OF SOFTWARE SALES                          0                0
COST AND EXPENSES                      (3,955,843)      (1,843,634)
OTHER NET INCOME                          399,661            2,235
NET LOSS BEFORE MINORITY INTEREST  $   (3,580,671)  $   (1,847,834)
MINORITY INTEREST                         356,193                0
NET LOSS                           $   (3,224,478)  $   (1,847,834)

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Information  on  reportable  segments  is  as  follows:

(1) WISP: The resultant losses from operations for the Wi-Fi ISP segment, including the second quarter of fiscal year ended June 30, 2006 of $24,489, are expected to continue because of the expenses related to the startup of this operation.

 (2) Software: The resultant losses from the Software encryption program segment for the second quarter of fiscal year ended June 30, 2006, are expected to continue because of the expenses related to the startup of this operation.

Liquidity  and  Capital  Resources

Net cash used in operating activities at the end of the second quarter of fiscal year ended June 30, 2006, decreased by ($3,224,478) due to the use of stock for services which is an increase compared to the results for the same period ended 2005 of ($1,847,834). The Company has a source for capital so the Company can expand its Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots and to allow the continued development of its Phenom Software program.

Capital  Expenditures

During the second quarter of fiscal year ended June 30, 2006 the Company acquired equipment for the distribution of Wi-Fi which has a current book value of $31,179.

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

(b) Changes in internal controls. We plan to institute greater controls by adding additional staff to allow for greater third person review and verification of all transactions thereby enhancing the accuracy of all records. We are also looking to implement many of the new requirements required under the Sarbanes-Oxley Act of 2002 during the coming year. However, we believe that there were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Globalist  v.  Internet  Business's  International,  Inc.  et  al
-----------------------------------------------------------------

In July 2003 Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist which required the payment of $75,000 by March 2005, subject to Court approval. On March 8, 2005 the Company put $75,000 in its lawyer's escrow account to satisfy the settlement. This cash is classified as restricted cash on its balance sheet. The Company is still waiting for Court approval regarding the final settlement, at which time the funds will be paid as per agreement. However Globalist is contesting the settlement agreement and further court action is contemplated.

Community  Bank  of  Nevada  v  Internet  Business's  International,  Inc. et al
--------------------------------------------------------------------------------

On December 20, 2000, the Community Bank of Nevada filed a lawsuit in District Court, Clark County against Internet Business's International. Inc., seeking the return of equipment. The Company was not aware of the lawsuit and a default judgment was entered against the Company in the amount of $134,052. The judgment was paid, the case settled and dismissed. See Note 7 Related Party Transaction.

ITEM  2.  CHANGES  IN  SECURITIES

Issuance  of  Common  Stock  and  Preferred  Stock

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

Stock  Issuance

During  the second quarter ended December 31, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006
----

800,000 shares of common stock were issued for services and expensed at $32,000 for consulting on public relations.

112,500 shares of common stock were issued for services and expensed at $4,500 for marketing.

670,000 shares of common stock were issued for services and expensed at $33,500 for consulting on mergers and acquisitions.

Ayuda Funding LLC converted 2,280 shares Series A preferred stock into 22,800,000 shares of common stock, valued at $1,390,720, of which $773,145 was used to pay judgments and $617,575 constitutes a loan to the Company.

200,000 shares of Series C preferred stock were converted into 3,622,537 shares of common stock valued at $200,000 by Russell Singer who acquired those shares from Seamless P2P LLC as per asset purchase agreement dated January 2005. See
Note  7.  Related  Party  Transactions.

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006;
-----

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

$300,000 worth of shares of common stock was issued to Windsor Professional Plaza LLC as payment for $300,000 worth of debt.

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

Preferred  Stock

During  the second quarter ended December 31, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006,  Ayuda  Funding  LLC  converted 2,280 shares Series A Preferred stock into
-----
22,800,000  shares  of  Common  stock

200,000 shares of Series C preferred stock were converted into 3,622,537 shares of common stock valued at $200,000 by Russell Singer who acquired those shares from Seamless P2P LLC as per asset purchase agreement dated January 2005. See
Note  7.  Related  Party  Transactions.

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006,  Windsor  Professional Plaza LLC converted 6,575 shares Series A Preferred
-----
stock  into  65,750,000  shares  of  Common  stock.

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
-----------------------------------------------

During the quarter ended December 31, 2005 the remaining notes that were payable to Windsor Professional Plaza LLC, were assigned to Ayuda Funding LLC. These notes are secured by series A convertible preferred stock, (See Note 8 Preferred Stock). These notes allow the note holder to convert the preferred stock to common stock to pay off the note and interest due in case of a default in the quarterly interest payments for the loan. See Note 7. Related Party Transaction.

During the quarter ended December 31, 2005 a loan for $300,000 was made to the Company by Russell Singer, a five percent or greater share holder of the Company, (owner of Adobe Oil) which was secured by 269,230 shares of GNVN stock as collateral. The Company defaulted on the loan and the lender perfected ownership of the collateral stock See Note 7. Related Party Transaction

During the quarter ended September 30, 2005 several notes payable to Windsor Professional Plaza LLC, were paid in full and or assigned to Ayuda Funding LLC. These notes were secured by series A convertible preferred stock, (See Note 8-Preferred Stock.). These notes were in default which per legal counsel, which allowed the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

      None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  EXHIBITS

Exhibits  included  or  incorporated  by  reference  herein are set forth in the
Exhibit  Index  following  the  signatures.

     (B)  REPORTS  ON  FORM  8-K

On October 20, 2005 the Company filed an 8K which described the asset purchase agreement between Seamless Skyy-Fi, Inc., a subsidiary of the company and Indigo Technology Services, Inc.

On October 26, 2005 the Company filed an 8K which described Seamless Peer-to-Peer, a subsidiary of the Company entered into a non-binding Letter of Intent with Intent Media Works, Inc. ("Intent") whereby Seamless and Intent shall negotiate in good faith, and upon mutually agreeable terms and conditions, to develop Seamless' proprietary closed peer-to-peer network services.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SEAMLESS  WI-FI,  INC.
                                            f/k/a ALPHA WIRELESS BROADBAND, INC.

 Date:  February  9,  2006

                                            /s/  Albert  R.  Reda
                                            ---------------------
                                            Albert  R.  Reda
                                            Chief  Executive  Officer,
                                            Chief  Financial  Officer



                                  EXHIBIT INDEX

Number  Description
------  ------------------------------------------------------------------------

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (filed  herewith).