Form 10QSB
period 2006-03-31
SEAMLESS WI-FI, INC.
filed 2006-05-22
CIK 880584

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2006

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

                      f/k/a ALPHA WIRELESS BROADBAND, INC
                    ---------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check  mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006, the Issuer had 187,027,154 shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [  ]

                                TABLE OF CONTENTS

PART  I  -  CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

CONDENSED  CONSOLIDATED  BALANCE  SHEETS  AS  OF  DECEMBER  31,  2005.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

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


                       SEAMLESS WI-FI, INC.
               F/K/A ALPHA WIRELESS BROADBAND, INC
                    CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


ASSETS                                            MARCH  31, 2006
------                                           -----------------

CURRENT ASSETS:
---------------
CASH. . . . . . . . . . . . . . . . . . . . . .  $        184,504
                                                 -----------------
       TOTAL CURRENT ASSETS . . . . . . . . . .           184,504
PROPERTY AND EQUIPMENT, NET (NOTE 2). . . . . .            53,174
TECHNOLOGY. . . . . . . . . . . . . . . . . . .           516,000
INVESTMENTS  (NOTE 2) . . . . . . . . . . . . .         1,075,088
OTHER RECEIVABLE  (NOTE 3). . . . . . . . . . .           817,750
RESTRICTED CASH (NOTE 11) . . . . . . . . . . .            75,000
SECURITY DEPOSIT. . . . . . . . . . . . . . . .             6,600
                                                 -----------------

      TOTAL ASSETS. . . . . . . . . . . . . . .  $      2,728,116
                                                 -----------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
--------------------

ACCOUNTS PAYABLE. . . . . . . . . . . . . . . .  $        917,203
PAYROLL TAXES . . . . . . . . . . . . . . . . .           654,511
JUDGMENTS PAYABLE . . . . . . . . . . . . . . .           353,530
OTHER CURRENT LIABILITIES (NOTE 6). . . . . . .           790,510
PAYABLE TO OFFICER. . . . . . . . . . . . . . .            56,316
INVESTMENT PAYABLE. . . . . . . . . . . . . . .           425,000
NOTE PAYABLE RELATED PARTY. . . . . . . . . . .            27,468
NOTE PAYABLE (NOTE 4) . . . . . . . . . . . . .            66,833
                                                 -----------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . .         3,291,371
                                                 -----------------
LONG TERM DEBT. . . . . . . . . . . . . . . . .         1,626,313
                                                 -----------------
MINORITY INTEREST . . . . . . . . . . . . . . .                 -

      TOTAL  LIABILITIES. . . . . . . . . . . .         4,917,684
                                                 -----------------
STOCKHOLDERS' (DEFICIT): (NOTE 8 )
----------------------------------
PREFERRED A  STOCK, PAR VALUE $.001
AUTHORIZED 5,000,000  ISSUED   961,331. . . . .               961
PREFERRED B STOCK PAR VALUE $.001
AUTHORIZED 3,000,000 0 SHARES ISSUED
PREFERRED C  STOCK, PAR VALUE $1.00
AUTHORIZED 2,000,000  ISSUED  400,000 . . . . .           300,000
COMMON STOCK, PAR VALUE $.001
AUTHORIZED 11,000,000,000 ISSUED   187,027,154.           187,026
ADDITIONAL PAID IN CAPITAL. . . . . . . . . . .        17,675,993
ACCUMULATED DEFICIT . . . . . . . . . . . . . .       (20,253,548)
                                                 -----------------
       TOTAL STOCKHOLDERS' (DEFICIT). . . . . .        (2,089,568)
LESS TREASURY STOCK AT COST . . . . . . . . . .           100,000
                                                 -----------------
     ADJUSTED STOCK HOLDER'S EQUITY (DEFICIT) .        (2,189,568)
                                                 -----------------

      TOTAL  LIABILITIES & STOCKHOLDERS EQUITY.  $      2,728,116
                                                 -----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                       SEAMLESS  WI-FI, INC.
                               F/K/A  ALPHA  WIRELESS  BROADBAND,  INC
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                 3 MONTHS ENDED                9 MONTHS ENDED
                                           MARCH 31,       MARCH 31,       MARCH 31,     MARCH 31,
                                             2006            2005            2006           2005
REVENUES. . . . . . . . . . . . . . . .  $      8,581   $          601   $     18,535   $       845
                                         -------------  ---------------  -------------  ------------
COST AND EXPENSES:
   COST OF REVENUES . . . . . . . . . .        51,340           13,819         85,783        20,498
    SOFTWARE DEVELOPMENT COSTS. . . . .       140,452                -      1,641,022             -
    FINANCING FEES. . . . . . . . . . .       212,500                -        212,500             -
   SELLING, GENERAL AND ADMIN.. . . . .       141,124          105,779        437,761     1,148,504
   CONSULTING . . . . . . . . . . . . .        70,024          247,836        844,413       410,405
    LEGAL FEES. . . . . . . . . . . . .       114,283           15,000        221,254       210,864
    OFFICER PAYROLL . . . . . . . . . .       119,280           60,000        410,730       180,000
     WRITE DOWN OF INVESTMENTS. . . . .       270,384          450,625        270,384       450,625
    DEPRECIATION AND AMORTIZATION . . .         3,969           25,137          5,796        75,411
                                         -------------  ---------------  -------------  ------------
     TOTAL COSTS AND EXPENSES . . . . .     1,123,356          918,196      4,129,643     2,496,307
                                         -------------  ---------------  -------------  ------------

NET INCOME (LOSS) FROM OPERATIONS . . .    (1,114,775)      (  917,595)    (4,111,108)   (2,495,462)

OTHER INCOME (EXPENSE)
    CANCELLATION OF INDEBTNESS. . . . .        58,827                -        649,080             -
    GAIN ON DISPOSAL OF EQUIPMENT . . .             -                -          3,284             -
     OTHER INCOME/(EXPENSE) . . . . . .       (30,239)               -            147             -
     INTEREST EXPENSE . . . . . . . . .       (60,803)         131,351     (1,272,348)      403,553
                                         -------------  ---------------  -------------  ------------

NET INCOME (LOSS)  LOSS FROM OPEATIONS.    (1,150,274)   (   1,048,946)    (4,730,945)   (2,899,015)
                                         -------------  ---------------  -------------  ------------

OTHER INCOME. . . . . . . . . . . . . .             -           36,543              -        38,778
                                         -------------  ---------------  -------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES . . .    (1,150,274)      (1,012,403)    (4,730,945)   (2,860,237)
                                         -------------                   -------------
PROVISION FOR INCOME TAXES. . . . . . .             -                -              -             -
INCOME TAXES (BENEFIT). . . . . . . . .             0                0              0             0
                                         -------------  ---------------  -------------  ------------

LOSS BEFORE MINORITY INTEREST . . . . .    (1,150,274)      (1,012,403)    (4,730,945)   (2,860,237)
                                         -------------                   -------------

MINORITY INTEREST . . . . . . . . . . .             0                0              0             0
                                         -------------  ---------------  -------------  ------------

NET INCOME (LOSS) . . . . . . . . . . .    (1,150,274)   (   1,012,403)    (4,730,945)   (2,860,237)
                                         -------------  ---------------  -------------  ------------

BASIC AND DILUTED LOSS PER
 COMMON SHARE . . . . . . . . . . . . .         ($.01)          ($1.24)         ($.05)       ($3.42)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING. . . . . . .   152,241,589          846,947    102,831,999       846,947

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF THESE FINANCIAL STATEMENTS


                                     SEAMLESS WI-FI, INC.
                             F/K/A ALPHA WIRELESS BROADBAND, INC
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2006          2005
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss from continuing operations                          $(4,730,945)  $(2,860,237)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization . . . . . . . . . . . . .       17,724        75,411
         Issuance of common stock for services . . . . . . . . .      775,036     1,460,309
         Issuance of common stock for payment of financing costs      984,000             -
        Write down of intangible assets. . . . . . . . . . . . .    1,500,570       463,500
        Write-down of investments. . . . . . . . . . . . . . . .      270,384
         Cancellation of indebtedness. . . . . . . . . . . . . .     (649,080)            -
        Financing Cost . . . . . . . . . . . . . . . . . . . . .      212,500             -
         Changes in operating assets and liabilities
           Other current liabilities . . . . . . . . . . . . . .     (353,432)      108,094
           Accounts payable. . . . . . . . . . . . . . . . . . .      121,617       164,118
           Payroll taxes payable . . . . . . . . . . . . . . . .       (7,759)            -
           Judgments payable . . . . . . . . . . . . . . . . . .     (290,589)      112,239
                                                                  ------------  ------------
             NET CASH USED IN OPERATING ACTIVITIES . . . . . . .   (2,149,974)     (476,566)
   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of intangible assets . . . . . . . . . . . . . . .            -      (137,939)
    Technology . . . . . . . . . . . . . . . . . . . . . . . . .      (91,000)
     Proprietary Software. . . . . . . . . . . . . . . . . . . .      (85,000)            -
    Investment . . . . . . . . . . . . . . . . . . . . . . . . .            -       (39,564)
     Advances to related party . . . . . . . . . . . . . . . . .     (132,099)            -
     Purchase of equipment . . . . . . . . . . . . . . . . . . .      (70,898)            -
                                                                  ------------  ------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . .     (378,997)     (177,503)
                                                                  ------------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase/decrease in credit lines . . . . . . . . . . .            -       532,337
     Payment of Credit Line. . . . . . . . . . . . . . . . . . .     (381,000)
     Sale of Common Stock. . . . . . . . . . . . . . . . . . . .      381,000
     Increase in long term debt. . . . . . . . . . . . . . . . .    2,877,471             -
     Repayment of notes payable. . . . . . . . . . . . . . . . .      (79,500)            -
     Repayment of advances from officer. . . . . . . . . . . . .       (8,952)      165,228
     Repayment of related party advances . . . . . . . . . . . .      (75,814)      (33,800)
                                                                  ------------  ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . .    2,713,205       663,765
                                                                  ------------
   NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . .      184,234         9,696
   CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .          270         5,469
                                                                  ------------  ------------
   CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $   184,504   $    15,165
                                                                  ============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                               SEAMLESS  WI-FI,  INC.
                      F/K/A  ALPHA  WIRELESS  BROADBAND,  INC.
                       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                    (UNAUDITED)

                                                 NINE MONTHS ENDED
                                                    MARCH 31,

                                                                2006        2005
                                                             ----------  ----------
  SUPPLEMENTAL CASH FLOW DISCLOSURE
    Interest paid . . . . . . . . . . . . . . . . . . . . .  $        -  $        -
    Income taxes paid . . . . . . . . . . . . . . . . . . .  $        -  $        -

  NONCASH INVESTING AND FINANCING ACTIVITIES
    Common stock issued for services. . . . . . . . . . . .  $  775,036  $  786,830
    Common stock issued for officer's compensation. . . . .              $  180,000
    Common stock issued for payment of financing costs. . .  $  984,000           -

    Common stock issued for conversion of preferred A stock
      and debt cancellation . . . . . . . . . . . . . . . .  $4,096,547  $        -
    Common stock issued for conversion of preferred C stock  $  400,000  $        -
    Common stock issued for acquisition of assets . . . . .           -   1,123,300
    Common stock issued for investment. . . . . . . . . . .  $        -  $   110,00
    Subsidiary common stock issued for investment . . . . .           -     266,500

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               SEAMLESS WI-FI, INC.
                      f/k/a ALPHA WIRELESS BROADBAND, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note  1:  Organization  and  Operations

     The Company, through its wholly owned subsidiary Seamless Wi-Fi, Inc., has 36 Wi-Fi locations. Seamless Skyy-Fi, Inc. has installed wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee or free basis.

     In January 2005, the Company acquired the assets of Seamless P2P, LLC and contributed these assets to its 80% owned subsidiary Seamless Peer to Peer, Inc., which is a developer and provider of a patent pending software program Phenom Encryption Software that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions.

     In May 2005, the Company changed its name to Seamless Wi-Fi, Inc. and changed Skyy-Fi, Inc., to Seamless Skyy-Fi, Inc.

     In December 2005, the Company started a hosting company Seamless Internet (formally known as Alpha Internet) offering Seamless clients a high-security hosting facility.

     The Company has three offices in Nevada and excluding Officers and Directors uses the services of 10 independent contractors.

Principles  of  Consolidation

     The financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Proprietary  Software  in  Development

     In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years.

     The unamortized computer software and computer software development costs were $1,570,000 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost was expensed and on January 2006, a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed.

Interim  Financial  Information

     The accompanying unaudited financial statements of Seamless Wi-Fi, Inc. f/k/a Alpha Wireless Broadband, Inc. have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Readers of these financial statements should note that the interim results for the three month and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

Note  2:  Certain  Financial  Statement  Information  as  of  March  31,  2005

Investments at cost
    Carbon Jungle . . . . . . .  $             75,000
  DCM Enterprises . . . . . . .                    88
  1st Global Financial. . . . .             1,000,000
                                 --------------------
    Total long term investments  $          1,075,088
                                 ====================

  Other Receivables
  Accepted sales (a wholly
   owned subsidiary of 1st
   Global . . . . . . . . . . .  $            134,010
  Carbon Jungle . . . . . . . .                35,392
  DK Corp.. . . . . . . . . . .                98,160
  DLR Funding . . . . . . . . .                75,099
  1st Global Financial. . . . .               475,089
                                 --------------------
    Total other receivables . .  $            817,750
                                 ====================

Note  3:  Note  Payable

     During the quarter ended March 31, 2006, the Company made a $2,000,000 loan agreement with Ayuda Funding LLC of which 16,000 of Series A preferred shares are held as collateral. This note was in default which allowed the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes. Interest on the unpaid principal amount is 6.5% per annum which will be computed on the basis of 360-day year, due and payable quarterly starting June 16, 2006. The principal payment is due and payable on June 16, 2009.

     During the quarter ended December 31, 2005 the remaining notes that were payable to Windsor Professional Plaza LLC, were assigned to Ayuda Funding LLC. These notes are secured by Series A convertible preferred stock, (See Note 8 Preferred Stock). These notes allow the note holder to convert the preferred stock to common stock to pay off the note and interest due in case of a default in the quarterly interest payments for the loan. See Note 7 Related Party Transaction.

     As of the quarter ended December 31, 2005, the Company made an offer to settle the debt of $66,833 with Blue Bear Funding, which is currently in Chapter 11 Bankruptcy. As of this filing the Company has not received a response to its offer.

     During the quarter ended September 30, 2005 several notes payable to Windsor Professional Plaza LLC, were paid in full and or assigned to Ayuda Funding LLC. These notes were secured by Series A convertible preferred stock, (See Note 8-Preferred Stock). These notes were in default which per legal counsel, which allowed the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes. See Note 7 Related Party Transaction.

Note  4:  Going  Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses, as of the third quarter ended March 31, 2006 for fiscal year ended June 30, 2006. The current assets are less then current liabilities by $ 3,106,867 and the Company incurred a net loss of $4,460,561.

     Management believes that if it was to lose its current funding source and if an alternative funding source were not obtained the Company would not be able to maintain its current operating level for the next twelve months.

Note  5:  Other  Current  Liabilities

Other  current  liabilities  consist  of  the  following:

     Credit  cards  payable                    $  330,850  (1)
     Payable  to  Integrated  Communication       201,165  (2)
     Various  liabilities  assumed  from
     Alpha  Tooling  acquisition                  258,495
                                               ----------
                                               $  790,510
                                               ==========
(1) Payments in varying amounts are due monthly with interest at 18% per annum.
(2)     Results  from  contract  cancellation.

Note  6:  Related  Party  Transactions

     During the quarter ended of December 31, 2005 of fiscal year ended June 30, 2006 the Company purchased two judgments from Adobe Oil. These judgments totaled $773,145 of which one was in the amount of $134,052 in favor of Community Bank. Adobe Oil received cash and stock as payment in full for the judgments. Russell Singer is the Principal shareholder of Adobe Oil.

     During the quarter ended December 31, 2005 a loan for $300,000 was made to the Company by Russell Singer (owner of Adobe Oil) which was secured by 269,230 shares of GNVN stock as collateral. The Company defaulted on the loan and the lender perfected ownership of the collateral stock.

     During the quarter ended December 31, 2005 Adobe Oil acquired $200,000, of Preferred C stock from Seamless P2P LLC.

     During the first quarter ended September 30, 2005 of fiscal year ended June 30, 2006 Windsor Professional Plaza LLC converted 6,575 shares of Series A preferred stock into 65,750,000 shares of Common stock and the loan to Windsor was paid, (See Note 4 Note Payable).

     As of September 30, 2005 the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Mildred Carroll who is also the Trustee and is also the Company's Secretary. During the first quarter ended September 30, 2005, the Company created a Creditor Trust and appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust - See Note 9 Creditor Trust.

Creditor  Trust

Subsequent to June 30, 2004, Skyy-Fi entered into a factoring and Security Agreement with 1st American Factoring a/k/a Blue Bear Funding, a sister Company of Financial Services LLC.

The Company has entered into various transactions with entities affiliated with its President as follows:

The President of the Company is also the CEO and Director of DCM Enterprises, Inc. See Note 7 Stockholder's Equity for details.

The President of the Company is an officer of 1st Global Financial. During 2004, the Company acquired marketing rights from 1st Global Financial for cash and stock consideration valued at $515,000. The balances of the Marketing rights were written off in the third quarter of fiscal 2005. See Note 8 Stockholder's Equity for details.

During 2004 the Company issued 13,000 common shares to children of its president for consulting services rendered.

Note  7:  Stockholder's  Equity

Issuance  of  Common  Stock  and  Preferred  Stock

     The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all shares of the Common Stock and the Preferred Stock herein authorized in accordance with the terms and conditions set forth in the Articles of Incorporation for such purposes, in such amounts to such persons, corporations, or entities, for such consideration and in the case of the Preferred Stock, in one or more series, all as the Board of Directors in its discretion may determine and without any vote or either action by the stockholders, except as otherwise required by law. The Board of Directors, from time to time also may authorize by resolution, options, warrants and other rights convertible into Common or Preferred stock (collectively "securities". The securities must be issued for such consideration, including cash, property, or services, as the Board of Directors may deem appropriate, subject to the requirement that the value of such consideration be less than the par value of the shares issued. Any shares issued for which the consideration so fixed paid or delivered shall be fully paid stock and the holder of such shares shall not be liable for any further call assessment or any other payment thereon, provided that the actual value of such consideration is not less than the par value of the shares so issued. The Board of Directors may issue shares Common Stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the Common Stock only to ten holders of the outstanding shares of the Common stock.

Common Stock

During the third quarter ended March 31, 2006 of fiscal year ended June 30, 2006
--------------------------------------------------------------------------------

Ayuda Funding LLC converted 6,575 shares of Series A preferred stock were converted into 66,330,520 shares of common stock and payback Ayuda Funding in the amount of $617,575.

Adobe Oil acquired 200,000 of Series C preferred stock from Seamless P2P valued at $200,000 of which 100,000 shares of Series C preferred stock were converted into 2,032,000 shares of common stock.

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

200,000 shares of Series C preferred stock were converted by Adobe Oil into 3,622,537 shares of common stock valued at $200,000, who acquired those shares from Seamless P2P LLC as per asset purchase agreement dated January 2005. See
Note  6  Related  Party  Transactions.

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006
----

140,000 shares of common stock were issued for advertising and expensed at $6,622.

300,000 shares of common stock were issued for marketing and expensed at $14,190.

Windsor Professional Plaza LLC converted 6,575 shares of preferred Series A stock into 65,750,000 shares of common stock of which 10,000,000 shares of common stock were issued for consulting and expensed at $473,000.

Preferred  Stock

During the third quarter ended March 31, 2006 of fiscal year ended June 30, 2006
--------------------------------------------------------------------------------

Ayuda Funding LLC converted 6,575 shares of Series A preferred stock were converted into 66,330,520 shares of common stock and payback Ayuda Funding in the amount of $617,575.

Adobe Oil acquired 200,000 of Series C preferred stock from Seamless P2P valued at $200,000 of which 100,000 shares of Series C preferred stock were converted into 2,032,000 shares of common stock

During  the second quarter ended December 31, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006
----

Ayuda Funding LLC converted 2,280 shares Series A Preferred stock into 22,800,000 shares of common stock.

200,000 shares of Series C preferred stock were converted Adobe Oil into 3,622,537 shares of common stock valued at $200,000, who acquired those shares from Seamless P2P LLC as per asset purchase agreement dated January 2005. See
Note  7  Related  Party  Transactions.

During  the first quarter ended September 30, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006
----

Windsor Professional Plaza LLC converted 6,575 shares Series A Preferred stock into 65,750,000 shares of common stock.

Note  8:  Segment  Information

In accordance with SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information, " management has determined that there are three reportable segments based on the customers served by each segment: Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

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

Information  on  reportable  segments  is  as  follows:

For  the  third  quarter  ended  March  31,  of  fiscal  year  ended

                        June 30, 2006   June 30, 2005
Wi-Fi ISP Net Sales. .         18,535             244
Cost of Wi-Fi Sales. .        (85,783)         (6,679)
Software Net Sales . .              -               -
Cost of Software Sales              -               -
Internet  Net  Sales                -               -
Cost of Internet Sales              -                -
Cost and Expenses. . .     (5,027,860)     (1,843,634)
Other net income . . .        364,163           2,235
                        --------------  --------------
  Net loss . . . . . .     (4,730,945)     (1,847,834)
                        ==============  ==============

Note  9:  Other  Events

Creditor  Trust

As of September 30, 2005, the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Mildred Carroll who is also the Trustee and is also the Company's Secretary -. The Company's previous Creditor Trust had appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust - see
Note  6.  Related  party  Transactions.

As filed in an 8K dated July 6, 2004, the Company established a creditor trust Pursuant to the terms and conditions of the trust agreement, shares of the Company's common stock were to be transferred in trust to KFC LLC, which has accepted the appointment as trustee.

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

OVERVIEW

Seamless  Wi-Fi,  Inc.  ("Company")  is currently a start up business which  web
---------------------
site  is  www.slwf.net  is  currently  operating three subsidiaries as follows:.
          ------------

Seamless  Skyy-Fi,  Inc.,  is  providing  "Wireless Internet" access at business
-----------------------
locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz). Seamless is currently developing its own Wi-Fi encryptions software that is based upon the RSA's government certified 256 bit AES encryption coupled with RSA's Public Key that is patent pending. Its web site is www.skyyfi.com .
          --------------

Seamless  Peer  2  Peer,  Inc.,  which  is  a developer and provider of a patent
-------------------------------
pending software program "Phenom TM " that encrypts internet communications based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. It also is a Virtual Private network that provides SOX and HIPAA-compliant secure peer mail, chat, file transfer, remote PC access, secure VoIP, video conferencing and white boarding in a two Mb client download. Seamless is also a developer of a software program for a Peer 2 Peer social network that will offer the highest levels of security, user verification and safety because its backbone is based upon Seamless Peer 2 Peer's Phenom Secure Private Network layer technology, which allows transmission of data to peers in a transparent manner over conventional IP networks in such a way that information can be shared among peers even if one or more are behind proxies, Firewalls, or NATs. Seamless "Freek2Freek" social network will be a truly "safe" online community where everyone who interacts on it will be authenticated and all communications will be encrypted. Its web site is www.seamlessp2p.net .
                                          -------------------

Seamless  Internet,  Inc,.  offers high security hosting services for Seamless's
--------------------------
Peer 2 Peer and Skyy-Fi clients and is not available for general public hosting services. Seamless Internet is also manufacturing and marketing its own version of its Pocket Personal Computer (PPC). The current version of the PPC is a full-fledged computer measuring only 5" x 4" x 2" and weighing less than 12 ounces that includes an MP3 player, and gaming console and a full-fledged integrated keyboard which unfolds. The keyboard offers almost full-size keyboard functionality and ergonomics. The PPC is being upgraded to add secure wireless internet and voice communications and integrate Seamless' breakthrough Secure Private Network (SPN) layer technology into the ED.1, which offers private networking, FIPS compliant encryption and peer-to-peer communication thru proxies and firewalls. Its web site is www.seamlessinternet.com.
                                              ------------------------

(A)  PLAN  OF  OPERATION

The  Company's  current  plan  of  operation  is  as  follows:

Seamless Skyy-Fi, Inc., currently operates 36 Wi-Fi locations and provides 24/7 tech support for clients accessing the internet; Skyy-Fi is also developing the first available patent pending secure Wi-Fi transmission software program, for its Skyy-Fi clients and resellers. This program will be available for sale before December 2006.

Seamless Peer 2 Peer, Inc. is developing a secure patent pending Peer 2 Peer software program Phenom TM and also a secure social networking software. The Phenom will be available for sale by August 1, 2006 for business and government agencies that require secure Peer 2 Peer virtual private network and the social network secure software program will be available for sale by December 2006.

Seamless  Internet,  Inc  provides  the hosting for the Company and its clients;
starting July 1st the clients will begin to pay for the hosting and technical support that the company is currently providing to its clients. Internet has also acquired the patents and will produce the worlds first personal pocket computer that has a full key board, these units will be available for sale before the end of December 2006.

The Company has three offices in Nevada and not including Officers and Directors; has 10 independent contractor employees

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the Company starting up its business it is important to note that the following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the third quarter of fiscal years ended June 30, 2006, 2005, are derived from the financial statements of the Company and should be read in conjunction with the audited financial statements included in the June 30, 2006 and 2005 10K/SB.

RESULTS  OF  OPERATIONS

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management had determined that there are three reportable segments: Seamless Skyy-Fi, Inc a software developer for Wi-Fi and a wireless internet service provider, Seamless Peer 2 Peer, Inc a developer of a secure peer 2 peer software program for business and a secure virtual private social network and, Seamless Internet, Inc. which provides hosting for clients and is a developer of a pocket personal computer. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

ANALYSIS  OF  FINANCIAL  CONDITION

REVENUES; for the three and nine months ended March 31, 2006 were $8,581 and $18,535 respectively as compared with $601 and $845 for the corresponding period in 2005, an increase of $7,980 and $17,690 respectively.

THE TOTAL COST AND EXPENSED WHICH INCLUDES SELLING, GENERAL AND ADMINISTRATIVE EXPENSES; for the three months and nine months ended March 31, 2006 was $1,123,356 and $5,113,643 as compared to $1,049,547 and $2,899,860 for the same period in 2005, which represents an increase of $73,809 and $2,214,628 respectively.

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

OTHER INCOME; either from extraordinary income due to cancellation of a debt to the company or from payment in full on debt for a reduced amount (with the difference represented as income) and /or from the sale of fully of partially depreciated equipment where the income from the sale is greater than the amount depreciated. Since there are no expectations that furthers activities will occur and that the revenues from previous operations are dissimilar therefore there will be no comparison of the quarters.

NET LOSSES; for the three and nine months ended March 31, 2006 are $1,150,274 and $4,730,945 as compared to $1,048,946 and $ 2,899,015 for the same period in 2005 an increase in the Net Loss of $102,328 and $1,831,930 respectively.

Management believes these results are a direct reflection of continued higher expenses due to the continued expansion of the business and developmental cost of the software program and its related expenses. These expenses are expected to remain high however when sales for both the Wi-Fi and software programs are offered for sale this revenue will result in a decrease in the net operating loss.


FOR  THIRD   QUARTER  ENDED  MARCH  31,  OF  FISCAL  YEAR  ENDED

                           JUNE 30, 2006    JUNE 30, 2005
WI-FI ISP  NET SALES . .  $       18,535   $          845
COST OF WI-FI SALES. . .         (85,783)         (20,498)
SOFTWARE NET SALES . . .               0                0
COST OF SOFTWARE SALES .               0                0
SOFTWARE NET SALES . . .               0                0
COST OF SOFTWARE SALES .               0                0
INTERNET NET SALES . .                 0                0
COST OF INTERNET SALES .               0                0
NET LOSS . . . . . . . .  $   (5,027,860)  $   (2,899,015)
OTHER  INCOME (EXPENSES)         364,163                0
                          ---------------  ---------------
NET LOSS . . . . . . . .  $   (4,730,945)  $   (2,899,015)

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

INFORMATION  ON  REPORTABLE  SEGMENTS  IS  AS  FOLLOWS:

(1) WISP: The resultant losses from operations for the Wi-Fi ISP segment, including the third quarter of fiscal year ended June 30, 2006 of $85,783 are expected to continue because of the expenses related to the startup of this operation.

 (2) SOFTWARE: The resultant losses from the Software encryption program segment for the second quarter of fiscal year ended June 30, 2006, are expected to continue because of the expenses related to the startup of this operation.

(3          INTERNET  resultant  losses  from  the  Software  encryption program segment for the second quarter of fiscal year ended June 30, 2006, are expected to continue because of the expenses related to the startup of this operation.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities at the end of the third quarter of fiscal year ended June 30, 2006, decreased by ($2,149,974) due to the use of stock for services which is an increase compared to the results for the same period ended 2005 of ($476,566). The Company has a source for capital so the Company can expand its Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots and to allow the continued development of its Phenom Software program, the Wi-Fi encryption software, the social networking software and the production of the pocket personal computer.

CAPITAL  EXPENDITURES

During the third quarter of fiscal year ended June 30, 2006 the Company acquired equipment for the distribution of Wi-Fi which has a current book value of $70,898.

ACQUISITIONS

During the third quarter of fiscal year ended June 30, 2006 the Company acquired the patent rights to the pocket personal computer for $500,000 cash and a capital investment of $500,000 over an 8 month period of time from the date of acquisition. This asset was transferred to Seamless Internet, Inc a subsidiary of Seamless Wi-Fi, Inc.

In January 2005 the Company acquired the assets of Seamless P2P LLC for 700,000 shares of Preferred Class "C" Shares and 300,000,000 shares of the Company's Common stock valued at $1,000,000 and 20% interest in the new subsidiary of the Company "Seamless Peer 2 Peer, Inc" a Nevada Corporation. These assets were transferred to the new subsidiary of the Company Seamless Peer 2 Peer, Inc.

In August 2003 the Company acquired Alpha Tooling, Inc. with 190,000 shares of DCM Enterprises, Inc. common stock, as per an agreement with DCM Enterprises, Inc. The Company then transferred Alpha Tooling, Inc. to DCM Enterprises, Inc. for credit towards the debit it had with DCM Enterprises, Inc. After October 1, 2003 the transaction was changed by agreement to an Asset Assignment. The Company assigned certain assets of Alpha Tooling for credit of $311,639 which reduced the debt owed to DCM Enterprises, Inc. from $760,000 to $448,361. quarter of retained the Alpha Tooling Corporation which had assets of $42,050 (which were not assigned to DCM Enterprises, Inc.), and debt of $351,306.

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

COMMON STOCK

During the third quarter ended March 31, 2006 of fiscal year ended June 30, 2006
--------------------------------------------------------------------------------

Ayuda Funding LLC converted 6,575 shares of Series A preferred stock were converted into 66,330,520 shares of common stock and payback Ayuda Funding in the amount of $617,575.

Adobe Oil acquired 200,000 of Series C preferred stock from Seamless P2P valued at $200,000 of which 100,000 shares of Series C preferred stock were converted into 2,032,000 shares of common stock

The Company acquired 100,000 shares of Series C preferred stock were returned to Treasury.

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

200,000 shares of Series C preferred were converted into 3,622,537 valued at $200,000 by P2P LLC as per asset purchase agreement dated January 2005.

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

PREFERRED  STOCK

During the third quarter ended March 31, 2006 of fiscal year ended June 30, 2006
--------------------------------------------------------------------------------

Ayuda Funding LLC converted 6,575 shares of Series A preferred stock were converted into 66,330,520 shares of common stock and payback Ayuda Funding in the amount of $617,575.

Adobe Oil acquired 200,000 of Series C preferred stock from Seamless P2P valued at $200,000 of which 100,000 shares of Series C preferred stock were converted into 2,032,000 shares of common stock

The Company acquired 100,000 shares of Series C preferred stock were returned to Treasury.

During  the second quarter ended December 31, 2005 of fiscal year ended June 30,
--------------------------------------------------------------------------------
2006,  Ayuda  Funding  LLC  converted 2,280 shares Series A Preferred stock into
-----
22,800,000  shares  of  Common  stock

200,000  shares  of  Series  C  preferred  were  converted  into  3,622,537

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

          (B)  REPORTS  ON  FORM  8-K

On March 30, 2006 the Company filed an 8K which described the execution of an "Asset Purchase and Investment Agreement" acquiring the patents to a mini computer referred to as the ED.

On February 21, 2006 the Company filed an 8K which described the Company's filing of a Schedule 14A

On February 21, 2006 the Company filed an 8K which stated that the name change of the Company from Alpha Wireless Broadband, Inc to Seamless Wi-Fi, Inc. was approved by the Board of Directors on May 16, 2005 and was permitted by the company bylaws and did not require shareholder approval.

On January 26, 2006 the Company filed an 8K which described the Notice of Default sent to Software Technology and Consulting, Inc. (STCI) regarding their failure to deliver a completely debugged software program.

On January 26, 2006 the Company filed an 8K which described the signing of a contract between the Company and Orion's Wave for the completion of the software programs for Seamless Peer-to-Peer and Seamless Skyy-Fi.

On January 26, 2006 the Company filed an 8K which stated that the name change of the Company from Alpha Wireless Broadband, Inc to Seamless Wi-Fi, Inc. was approved by the Board of Directors on May 16, 2005 and was permitted by the company bylaws and did not require shareholder approval.

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

                                            Date: May 17, 2006

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