Form 10KSB
period 2006-06-30
SEAMLESS WI-FI, INC.
filed 2006-10-13
CIK 880584

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

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

            800 N. Rainbow Blvd. Suite 208 , Las Vegas, Nevada, 89107
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (775) 588-2387
                                 --------------
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's revenue for its most recent fiscal year: $ 38,793

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2006: $34,927.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 344,927,154.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

SEAMLESS WI-FI, INC.

Seamless Wi-Fi, Inc. (www.slwf.net) the "Company" is development Stage Company based in Las Vegas, Nevada with three operating subsidiaries: Seamless Skyy-Fi, Inc. (www.skyyfi.com), Seamless Peer 2 Peer, Inc. (www.seamlessp2p.net) and Seamless Internet (www.seamlessinternet.com).

Seamless Wi-Fi, Inc hired a develop team to create its own proprietary Digital Rights Management (DRM) solution to be called Seamless DRM to control access to digital online data such as software, music and movies.

SEAMLESS SKYY-FI, INC.

Seamless Skyy-Fi, Inc., provides Wireless Internet access at business locations. This service is referred to as Wireless Fidelity or Wi-Fi, (AKA; Wi-Fi Hot Spots) for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in 2.4 and 5.8 GHz frequencies, which are unlicensed. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") or unlicensed frequency (which is between 2.4 to 5.8 GHz). Transmission of radio frequency is regulated by the Federal Communications Commission and has over the past three years become a growing form of communication for access to the Internet. Radio equipment is installed at a location creating a POP (Point Of Presence) which is connected directly to the Internet and maintained by an Internet Service Provider (ISP). This POP broadcasts radio frequencies allowing two-way communications with the Internet. A user's wireless modem equipped with an antenna and installed in a stationary computer, a laptop computer or other wireless device, communicates with the POP permitting the end user to transmit and receive data over the Internet. Seamless Skyy-Fi is also the developer of the patent pending software program that provides Wi-Fi users with secure internet browsing (SIB(TM) trademark by the company) that encrypts the user's Wi-Fi signal. Seamless Skyy-Fi anticipates release its proprietary SIB technology by mid 2007. SIB secures Wi-Fi Internet surfing by encrypting the wireless data packets as they are transmitted from your Wi-Fi device.

SEAMLESS PEER 2 PEER, INC.

Seamless Peer 2 Peer, Inc., hired a develop team to create its proprietary (patent pending) Phenom(TM) Encryption Software. Phenom(TM) Software allows secure communications over Wi-Fi, Local Area Network (LAN), and Wide Area Networks (WAN) with its Virtual Internet Extranet Network technology. Phenom(TM) Software provides secures Peer Mail, Chat, File Transfer, and remote PC access in a two-megabyte download. Phenom(TM) Software's Application Protocol Interface
(API) also supports Voice over Internet Protocol (VoIP), Video Voice conferencing, and White Boarding. Phenom will be available before the end of 2006.

Seamless Peer 2 Peer, Inc., also hired a develop team to create its first encrypted secure peer 2 peer social network Freek2Freek (www.freek2freek.com) will be a secure social web network developed by using the Phenom secure backbone for Freek2Freek. Freek2Freek is being built to be safe and secure for users, which will have a significant competitive advantage over other non-secure social networks that potentially risk users' identities and personal information.

Seamless expects to launch Freek2Freek in 2007. Upon launch, Freek2Freek will offer high levels of security and user verification because its patented backbone is based upon Seamless Peer 2 Peer's Phenom Secure Private Network layer technology, which allows transmission of data to peers over conventional IP networks in such a way that information can be shared among peers even if one or more are behind proxies, Firewalls, or NATs. Freek2Freek will be an online community where everyone who interacts on it will be authenticated and all communications will be encrypted.

SEAMLESS INTERNET, INC.

Seamless Internet, Inc. offers hosting services for Seamless Peer 2 Peer and Skyy-Fi clients and is not available for general public hosting services. Seamless Internet, Inc. has contracted the manufacturing and the marketing the S-XGen (Seamless neXt Generation) Pocket Personal Computer. The S-XGen has been fitted with a 20GB hard drive, 256Kb RAM and its dimensions are 6.5" X 3.8" X 1.125". It includes a TFT Transflective Touch Screen viewable in sunlight, 802.11b/g and Bluetooth connectivity, SD MMC and Compact Flash sockets, 2-USB
2.0 ports, and a near full sized QWERTY folding keyboard, stereo speakers and inputs/outputs, docking socket and tri-band cell phone communications.

PREVIOUS OPERATIONS

International Food and Beverage was listed on the "Over The Counter Bulletin Board" in June 1988. This company operated in the food services industry until late 1997, at which time it ceased operations. This firm remained dormant until December of 1998. At that time new management was put in place, and a decision was made to move the Company's focus to the Internet and change the Company's name to Internet Business's International, Inc. In September 2004 the Company changed its name to Alpha Wireless Broadband, Inc. Then in May 2005 the Company changed its name to Seamless Wi-Fi, Inc.

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

From January 2000 until April 2003 goods and services were offered by the Company over the Internet, including a national ISP and a local WISP in Las Vegas, Nevada. These operations ceased in April of 2003.

From April 2003 until May 2004 the Company did not have an operating business.

In May 2004, the Company opened a dating web site for seniors. This was the first business venture since the Company ceased its prior operations in April 2003.

In June 2004, the Company changed focus and incorporated Skyy-Fi, Inc. a Nevada Corporation, a wholly owned subsidiary, and its related web site www.skyyfy.com, which is the Company's wireless Internet Service Provider. Skyy-Fi will undertake to provide to consumers wireless high speed Internet access at locations across the United States. Skyy-Fi executed agreements for acquisition of Wi-Fi hot spots and deployment of the equipment at the acquired locations.

In July 2004 the Company established, The Internet Business's International, Inc. Creditor Trust to pay the Company's creditors. KFG LLC accepted the appointment as trustee, and is vested with the authority to settle outstanding matters with the Company's creditors willing to accept shares of the Company's common stock for settlement pursuant to the terms and conditions of the trust agreement.

In July of 2004 which is first quarter of fiscal year of June 2005, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 30 Wi-Fi locations installed.

In January 2005, the Company acquired the assets of Seamless P2P, LLC for the Companies subsidiary Seamless Peer 2 Peer, Inc. Seamless is a developer and provider of a software program "Phenom(TM)" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. After the acquisition the Company changed its name to Seamless Wi-Fi, Inc and changed Skyy-Fi, Inc to Seamless Skyy-Fi, Inc. to unify the Company and its subsidiary in its presentation as "Seamless".

The Company has three offices in Nevada and not including Officers and Directors; has 3 employees and 7 independent contractor employees.

CURRENT OPERATIONS

Seamless Wi-Fi; www.slwf.net, the Company is currently maintaining and operating the following subsidiaries, Seamless Skyy-Fi, Inc ; www.skyyfi.com, Seamless Peer 2 Peer, Inc; www.seamlessp2p.net and Seamless Internet, Inc;
(www.seamlessinternet.com). The three subsidiaries current operations are as follows:

SEAMLESS SKYY-FI BUSINESS PLAN;

The Company's subsidiary Seamless Skyy-Fi is concentrating on establishing "Wi-Fi Hotspots". The Company's plan for its current and future Wi-Fi operations are based upon the following business model which outlines the; "identifying", "acquiring" and "approving" of Wi-Fi Hotspots and then the "installation" of equipment at the Wi-Fi location.

"IDENTIFYING" WI-FI HOTSPOTS

     1) WI-FI HOTSPOT FOR A SINGLE LOCATION WITH MULTI USER This service type would be deployed in locations, such as hotels, resorts, apartment buildings condominium complexes, planned unit developments as well as metropolitan locations that meet minimum deployment requirements. Once deployed the service then creates a Wi-Fi Hotspot. The Company installs an individual Wi-Fi compatible radio and antenna at the location which provides coverage throughout the location. Once operating, the Hotspot permits multiple users with compatible laptop computers and/or other wireless devices simultaneous access to the Internet while patronizing that location. The access to the Hot Spot may be free if certain services are purchased and/or at cost if these services are not purchased. The Company charges the owner of the business, connection and services fees, which may be offset by the fees charged for Internet service and/or from items purchased by the customer from the business. The Internet customers can purchase the Internet service on a daily, weekly or monthly basis.

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

COMPETITION

 COMPANY NAME                   PUBLIC/PRIVATE  WEB-SITE           STOCK SYMBOL
 ------------                   --------------  --------           ------------
 ADVANCED INTERNET ACCESS, LLC  PRIVATE         www.axcess2go.com  N/A
 FAT PORT                       PRIVATE         www.fatport.com    N/A
 NETNEARU, CORP.                PRIVATE         www.nnu.com        N/A
 WAYPORT, INC                   PRIVATE         www.wayport.net    N/A
 WI-FI GUYS. LLC                PRIVATE         www.wi-figuys.com  N/A
 NETOPIA, INC.                  PUBLIC          www.netopia.com    NTPA
 ICOA, INC.                     PUBLIC          www.icoacorp.com   ICOA
 CAFE.COM INC *                                 www.cafe.com

* ICOA, Inc acquired Cafe.com  in August 2005.

Several companies such as Starbucks and T-Mobile have jointly entered into the competition with their own Wi-Fi locations. Other companies such as IOCA are attempting to acquire existing independent Wi-Fi companies. Other attempts are being made to develop roaming agreements between the Wi-Fi locations and Companies to allow more access to existing Wi-Fi customers. Cellular telephone companies are trying to organize a network of Wi-Fi locations under their umbrellas. Other Cellular Telephone Companies such as Sprint are also offering Mobil Internet access through connection to their cellular networks. The hospitality industry is going to a free Wi-Fi model and fast food chains are offering service for a fee for Wi-Fi access at their locations.

Other factors that impact the Wi-Fi sector is that there are venues such as cities and colleges that are offering free Wi-Fi. Management feels that free Wi-Fi will not work because there are fixed costs for bandwidth that have to be paid by someone. Other costs which are also not free nor can they be waived, are costs of the broadcast radios, routers and antennas. Free Internet has been tried in the past, for example Net Zero had to move away from that model due to the fact that revenue from advertisers did not off set the hard cost of accessing the Internet.

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

With the continued growth of the tech sector and the increased competition for the Wi-Fi Internet access business -there has been a corresponding increase in the number of business failures, which has negatively impacted availability of funds for these developing businesses. These occurrences have also impacted the availability of funds for the Company. The Company ceased its prior operations due to lack of funding. It should also be noted competitors that were significantly larger and/or better established than the Company also failed. The Company has obtained funding for acquisition and deployment of its Wi-Fi Hotspot Locations.

Several of the principal competitive factors which would determine success in the targeted markets are:

     o   location;
     o   high speed bandwidth availability;
     o   customer base;
     o   fee arrangement i.e. location owner pays vs. end user pays;
     o   potential number of simultaneous users; and
     o   implementation costs

To acquire locations the Company plans on using a small in-house sales staff and several independent salespersons. This allows the company to adjust sales activities as required. The in-house sales staff also allows the Company to maintain continuity with the sales training and presentations of the independent sales personal.

MARKETING PLAN

The Company will concentrate its marketing campaign within a given region first to businesses within the chosen area that meet the criteria determined by Management. The types of businesses that meet the criteria are coffee shops, car washes, and hotels. Once a Wi-Fi hotspot location is established the Company will advertise in order to inform the consumer of the availability of Wi-Fi service at that location.

Once it establishes name recognition within the marketed region the Company will refocus its marketing campaign to another region and/or business type.

The Company marketing campaign will use on-line services, web site placement and advertising networks, as well as traditional off-line media such as radio and direct mail print to convey to the business owner/ operator and the consumer the services that are offered by the Company. The Company will also use direct telemarketing and facsimile services to also inform the business owner/operator and consumer of these services. Accordingly, the Company will incur increased costs associated with advertising these services to business operators and consumers.

SEAMLESS SKYY-FI PLAN FOR REVENUE FROM OPERATIONS:

SKYY-FI REVENUE

Fees are paid to Skyy-Fi by subscribers and/or from the location owner as follows:

1. Subscribers either pay a monthly fee if they are a Skyy-Fi member or a per use fee if they are an occasional user.

2. When the location owner offers free Wi-Fi access the owner then pays a fee to the Company for providing and maintaining the service.

SEAMLESS PEER 2 PEER BUSINESS PLAN;
-----------------------------------

Seamless Wi-Fi subsidiary Seamless Peer 2 Peer is concentrating on establishing a Client Base for its software products. The Company's plan for its current and future clients is based upon the following business model which outlines the clients that could benefit from its use and then establishing methods of distribution for delivering the product to the client base.

CLIENT BASE

The Company feels that the Peer 2 Peer client base comprises the following entities and end users:

Government agencies: Providing Government agencies secure direct permission based access to other Government agencies in a server-less "dark-net" environment. Government agencies can share information in a highly secure, highly encrypted "FIPS 142" compliant secure networking and collaborative dark-net, allowing direct communication and information sharing in a Peer-2-Peer setting. Communications between field operatives and home-based peers can be accommodated from Personal Computer to hand held device.

Corporations: Providing corporations with an enhanced government standard encrypted communication and collaboration resource tool. Acting as a VPN client with communication, (Voice over Internet protocol, video conferencing, chat and peer mail), as well as a suite of collaborative tools (white boarding, application sharing, and cooperative web surfing, and file sharing) companies enhance work flow and productivity of their remote and mobile workforce in a secured and controlled work environment.

Technology and Network consultants: Providing their customer base with cost effective, secure and feature rich networking solutions. The Phenom client and server provide end-to-end communication and collaboration tools for consultants looking for cost effective solutions for their customer base.

ISP, WISP, Wi-Fi providers: Can license, white label and resell the technology by offering secure network keys to their small business client base as well as create individual networks for their enterprise business clientele. Additionally ISP, WISP and Wi-Fi providers can add a secure web surfing feature to their end user customer base as a value added service. Additionally, by providing Voice over IP and video conferencing the ISP's will see additional value added services that they can offer their customer base to enhance their bottom lines.

File Sharing Companies: Can license the technology and white label it as their own to provide the most seamless and easily integrated file sharing mechanism available in the Peer-2-Peer space today.

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

COMPETITION

 COMPANY NAME             PUBLIC/PRIVATE  WEB-SITE                  STOCK SYMBOL
 ------------             --------------  --------                  ------------
 GROUPER NETWORKS ,INC.   PRIVATE         WWW.GROUPER.COM           N/A
 CITRIX SYSTEMS,  INC.    PUBLIC          WWW.CITRIX.COM            CTSX
 LAP SOFTWARE, INC.       PRIVATE         WWW.LAPLINK.COM           N/A
 PEERME, INC              PRIVATE         WWW.PEERME. COM           N/A
 3AM LABS, INC.           PRIVATE         WWW.LOGMEIN.COM           N/A
 AMTEUS LTD               PRIVATE         WWW.JEFTEL.COM            N/A
 ECLECTIC ENDEAVOURS INC. PRIVATE         WWW.ENDEAVORS.COM         N/A
 SECLARITY, INC.          PRIVATE         WWW.SECLARITY.COM         N/A
 SECURIT-E-DOC, INC.      PRIVATE         WWW.SECURIT-E-DOC.COM     N/A

MARKETING PLAN

Seamless Peer 2 Peer Marketing plan incorporates four (4) basic distribution channels:

     o DIRECT SALES that targets vertical market networks for example; healthcare providers, Government Agencies, Defense Contractors, Military, Non-Profits, etc. The direct sales staff will focus on the domestic market.
     o OEM DISTRIBUTION sales to private networks as well as general users. Furthermore, they will be able to bundle the SeamlessP2P client software for handheld devices, PDA's, desktop computers and laptops.
     o AFFILIATES, RESELLERS AND PARTNERS SALES by offering the Seamless product through Internet Service Providers (e.g. Cable, DSL, etc.), Networking and IT solution providers, Internet Business Portals and Wireless Internet Service Providers.
     o INTERNET/ONLINE users are able to download the program for their daily Internet usage. Our user base will grow by word of mouth and recommendation and advertising. Seamless downloadable from the CNET and Seamless websites. Over half of all downloads from the CNET sites are originating from outside of the Continental United States (CONUS).

PROPRIETARY SOFTWARE

Seamless Peer 2 Peer is the developer of the proprietary (patent pending) Phenom(TM) Encryption Software. Phenom(TM) Software allows secure communications over Wi-Fi, Local Area Network (LAN), and Wide Area Networks (WAN) with its Virtual Internet Extranet Network technology. Phenom(TM) Software provides secure Peer Mail, Chat, File Transfer, and remote PC access in a two-megabyte download. Phenom(TM) Software's Application Protocol Interface (API) also supports Voice over Internet Protocol (VoIP), Video Voice conferencing, and White Boarding.

SOCIAL NETWORKING:

The Phenom software client is an integral part of Seamless Peer-2-Peer's social networking environment. Freek-2-Freek will be a secure place for teens and the 18-34 demographic to share and communicate freely with their friends and family. By providing permission based communications and closed friend networks, users can be sure that their online social interactions are secure.

Users will have the freedom to control their web page and presence as well as whom they do and do not want to interact with. Additional communications and interactions will be enhanced utilizing the Phenom client to incorporate, voice and video to its more traditional communication applications of chat and e-mail. Additional cool functions and features will allow users to share content with their peers utilizing the file sharing mechanism, as well as creating new and original content for their personal web pages using the application sharing tool, as well as the white boarding function.

Enhanced content, enhanced communication and enhanced security are the differentiating factors between Freek-2-Freek and its current online competitors. Freek-2-Freek intends to provide free to the user advertising revenue driven content on the network to be shared freely between friends and peers and secured with the Seamless Wi-Fi Digital Rights Management solution better known as DRM. Using our DRM solution on the Freek-2-Freek network Seamless will be able to monitor the flow of DRM encrypted content throughout the network thus tracking file downloads and advertisement plays per file. DRM encrypted files can be any downloadable file to a PC or hand held device, these files include music files, video files, or document files, files size is not an issue as full length feature films can be encrypted as well. The DRM encrypted files will not be available for permanent download but tethered to the content server and deleted after a certain amount of plays. Number of plays will be determined by advertising dollars and costs incurred to distribute content. Permanent downloads will be available when an end user decides to purchase the movie, song or album that he or she wishes to own.

Additional revenues will be incurred on monthly or annual subscriptions to use the enhanced communication and collaborative tools that will be made available to the Freek-2-Freek end users. These fees have yet to be determined and will be incorporated upon public launch of the Freek-2-Freek network.

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

SEAMLESS INTERNET BUSINESS PLAN
-------------------------------

Seamless Internet was originally created to provide in-house server solutions for parent company Seamless Wi-Fi. The expansion of services was driven by Seamless Wi-Fi's product and services growth.

Seamless Internet's Services were first expanded with Seamless Wi-Fi's acquisition of the Peer 2 Peer Software and the creation of our Peer 2 Peer subsidiary. Many of the clients acquiring the Phenom software program did not have the capability of properly securing their new sever, to either insure the integrity of the software or be able to provide the technical support required to support the software program.

Thus Seamless Internet was expanded, the acquisition of FMS NetCheck in February of 2006, allowed us to offer Web-monitoring for our clients as part of our hosting services. These services were created to facilitate the eventual implementation of Phenom(TM) secure communications services for clients who do not have Oracle-compatible equipment and do not wish to purchase their own Oracle server. Creating our own high-security hosting facility provides the most robust infrastructure possible to potential clients seeking secure network services. We have clients that are interested in our products that do not have the information security systems and hardware in place for fail-safe implementations. Offering secure hosting services allows us to meet this potential client demand while also giving us the ability to support our products in the most efficient manner.

In March of 2006 Seamless acquired the patent, development and marketing rights for the ED.1 (Entertainment Device) minicomputer and communication device from Vercel Corporation. The ED.1 is an ergonomically-designed portable entertainment device and full-fledged computer boasting a form factor of 5" x 4" x 2" and weighing less than 12 ounces. When closed it offers an MP3 player, a gaming device when opened, and a full-fledged internet communications device and computer when the integrated keyboard is unfolded. The keyboard offers almost full-size keyboard functionality and ergonomics.

Our new unit, while maintaining its small size, has been specifically designed with a fully deployable folding and removable keyboard for data manipulation and navigation allowing the user easy access. It has a 4 inch high definition screen that provides a clear and crisp screen display. The unit is extremely versatile and the present plan for the first version has, among it many capabilities, the ability to be used as a completely loaded Wireless working computer. It is "Blue tooth" enabled and can be used as an entertainment and gaming unit. The unit will also contain the Seamless patent-pending encryption software incorporated into its system to protect sensitive information.

The new unit's size places it in between the "Palm and the Lap Top" size category - in the Ultra Mobile Personal Computer (UMPC) class of minicomputers and as such, it can be transported easily because it readily fits into a pocket or a purse, or be easily carried by hand. It does not require a carrying case, and despite its small size, it is designed so that its batteries can last up to ten hours.

Seamless Internet held a contest to rename the ED.1 and this summer it was renamed the S-XGen (for Seamless Next Generation) Mobile Computing and Communications Device. In addition the company has been undertaking an aggressive redesign and has been preparing for volume manufacturing of the device. The company has also expanded the features and functionality of the S-XGen, including increasing standard internal memory from 128 Kb to 256 Kb, integrating an onboard camera and also more gaming buttons to facilitate gaming interactivity.

PRODUCT DESCRIPTION

The S-XGen is the newest contender in the rapidly expanding Ultra Mobile Personal Computer (UMPC) class of minicomputers. The S-XGen has a robust 20GB hard drive, 256MB of RAM with a 520 Mhz processor, a 6.5" X 3.8" X 1.125" form factor, including a TFT Transflective Touch Screen viewable in sunlight,

MARKETING STRATEGY

We are first offering the S-XGen as a small, easy to carry, wireless "Working Computer" with a wide range of capabilities, targeting the business community, travelers, and users in need of a small easy to carry and readily accessible computer (for example, our product will offer great benefits for mobile sales force, first responders, etc.).

The S-XGen will also be offered with the capability of being used for entertainment and gaming purposes with the Transflective LCD with integrated Touch Screen providing the user with high resolution picture viewing capability. This will address and target the gaming and entertainment user market.

Pre-market test units will be ready completed and available for Beta testing, reviewing and comments by mid-October. We are confident, based on current progress, that we will have units manufactured and ready for market by the 2006 Holiday season.

SEAMLESS WI-FI'S PLAN IS FOR COMPANY SUBSIDIARIES TO GROW IN THEIR RESPECTIVE AREAS AND THEN CROSS MARKET THE COMPANIES SERVICES AND PRODUCTS TO THEIR RESPECTIVE CLIENTS.

EMPLOYEES

The Company has 3 employees and 7 independent contractor employees including Officers and Directors. The Company will use as required, independent contractors for sales personnel, technical support and installation expertise.

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

     (c) Regulation of Wireless Access

         Wi-Fi Internet access products primarily operate in unregulated frequencies. Due to growth of Wi-Fi and the corresponding increased use within this bandwidth, there may be regulation in the near future. The regulation could impact broadcast range and use within given locations; however, at present the broadcast frequency remains unregulated.

     (d) Regulation of Peer 2 Peer communication;

         The courts and the legislature have recently become active in the peer 2 peer communications space, which can negatively impact the company due to its acquisition of peer 2 peer software technology. If the legislatures and court determine that this type of communications violates existing laws and/or new laws may be proposed that could limit and/or prohibit this type of communication then this could have a negative impact on the company to generate revenue from this type of communications.

     (e) Regulation of Communication devices

         Communications industry regulation changes rapidly, and such changes could adversely impact us. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here also may influence our business.

         Communications services are regulated to varying degrees at the federal level by the Federal Communications Commission ("FCC") and at the state level by public utilities commissions ("PUCs"). Seamless's suite of wireless broadband products and services is subject to federal regulation in a number of areas, including the licensing and use of spectrum, and the technical parameters, certification, marketing, operation and disposition of wireless devices. Applicable consumer protection regulations also are enforced at the federal and state levels.

         This does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of ongoing judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these matters or their potential impact on our business and as such cannot predict potential risks in our development efforts in these areas.

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

     (c) Stock Evaluation

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The following locations are the principal places of business of the Company, some of the Companies share facilities:

        800 N. Rainbow Blvd., Ste 208      3155 E. Patrick Lane Ste 1 2050      Russett Way, Ste 338,
        Las Vegas, Nevada 89107            Las Vegas, Nevada 89120              Carson City, Nevada 89703

The Company rents some of the locations on a month-to-month basis and it leases through its subsidiary other locations. The lease agreements for office space and an automobile which will expire on June 14, 2007 and October 8, 2007, respectively. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the fiscal year ended June 30, 2006 was $35,136. Remaining commitments under the operating leases are as follows:

                   FISCAL YEAR ENDING JUNE 30        AMOUNT
                   --------------------------        ------
                            2007                    $ 38,583
                            2008                       4,061
                                                    --------
                                                    $ 42,644
                                                    ========

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

Globalist v. Internet Business's International, Inc. et al
----------------------------------------------------------

In July 2003 Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist, which required the payment of $75,000 by March 2005, subject to Court approval. On March 8, 2005 the Company put $75,000 in its lawyer escrow account to satisfy the settlement. This cash is classified as restricted cash on its balance sheet. The Company is still waiting for Court approval regarding the final settlement, at which time the funds will be paid as per agreement. However Globalist is contesting the settlement agreement and further court action is contemplated.

Management of the Company believes that due to its current financial condition, any unfavorable outcome in the above matters will have a materially adverse effect on the financial condition, results of operations and cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was a shareholder meeting held on April 21, 2006 which was submitted to our security holders, through the solicitation of proxies during the fiscal year ended June 30, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The common stock of the Company is traded on the Over the Counter Bulletin Board under the symbol "SLWF" and the range of closing bid prices shown below is as reported by the this market place. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

FOR THE FISCAL YEAR ENDED JUNE 30, PER SHARE COMMON STOCK BID PRICES BY QUARTER

                                  2006                               2005
                           High         Low                   High        Low
1st Quarter 09-30          0.14         0.011                 0.06        0.03
2nd Quarter 12-31          0.155        0. 0251               0.06        0.01
3rd Quarter 03-31          0.048        0.0245                0.03        0.01
4th Quarter 06-30          0.026        0.0039                0.155       0.0001


(b) HOLDERS OF COMMON EQUITY

As of June 30, 2006 there were 157 shareholders of record of the Company's Common Stock.

(c) DIVIDENDS

The Company has not declared a dividend since the fiscal year ended June 30, 2003:

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

------------------------------- ---------------------------- ---------------------------- ----------------------------
PLAN CATEGORY                   NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE PRICE OF    NUMBER OF SECURITIES
                                ISSUED UPON EXERCISE OF      OUTSTANDING OPTIONS,         REMAINING AVAILABLE FOR
                                OUTSTANDING OPTIONS,         WARRANTS AND RIGHTS          FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS                                       EQUITY COMPENSATION PLANS
                                                                                          (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                  None                         None                         None
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
2005 Employee and Consultant             1,500,000                       .01                           0
Plan(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) The Plans provide to directors and key employees selected for participation in the Plan with added incentives to continue in the service of SLWF; to create in such directors and employees a more direct interest in the success of the operations of SLWF by relating compensation to the achievement of long-term corporate economic objectives; to attract and retain directors and key employees by providing an opportunity for investment in SLWF; to obtain services for SLWF from independent contractors, for services, at reduced compensation or at rates and/or on terms which are otherwise negotiated favorably to SLWF, by paying their retainer or fees in the form of shares of the Company's common stock, $0.001 par value per share. The Board of Directors of the Company administers the plans.

(e) EQUITY SECURITIES ISSUED WITHOUT REGISTRATION

DURING THE FISCAL YEAR ENDED JUNE 30, 2006 THE FOLLOWING STOCK WAS ISSUED.
--------------------------------------------------------------------------

2,022,500 shares of common stock were issued for operational services valued at $648,775.

Ayuda Funding LLC converted 24,703 shares of Series A preferred stock into 247,030,520 shares of common stock, of which $773,145 was used to pay judgments, and payback Ayuda Funding LLC in the amount of $617,575.

Adobe Oil acquired 400,000 shares of Series C preferred stock from Seamless P2P valued at $400,000, which 300,000 shares were converted into 5,656,537 shares of common stock and 100,000 shares were returned to Treasury. See Note 6: Related Party Transaction.

Windsor Professional Plaza LLC converted 6,575 shares valued at $ of Series A preferred stock into 65,750,000 shares of common stock of which 10,000,000 shares of common stock were issued for consulting services and expensed at $473,000.

DURING FISCAL YEAR ENDED JUNE 30, 2005 THE FOLLOWING STOCK WAS ISSUED.
----------------------------------------------------------------------

300,000 shares of common stock, valued at $300,000, as partial payment for the acquisition of the assets of Seamless P2P, LLC, the balance of the payments was issued as 700,000 shares of Class C Preferred Stock valued at $700,000.

3,558,642 shares of common stock were issued for operational services valued at $784,312.

1,109,435 shares were issued for officers' compensation valued at $347,484.

600,000 share of common stock valued at $300,000 were issued to pay Windsor Professional Plaza LLC for $300,000 worth of debt.

220,000 shares were issued to acquire 22,000 shares of Save the World valued at $110,000 for $5.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

During the current fiscal year of June 2006, the Company, through its subsidiary Seamless Skyy-Fi, Inc., was installing wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee. At the time of this report Skyy-Fi, Inc had 30 Wi-Fi locations installed. Skyy-Fi began to develop its software program for Secure Internet Browsing that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption. During the fiscal year the Companies subsidiary Seamless Peer 2 Peer, Inc. continued to develop its software program `Phenom" that encrypts Peer 2 Peer communications based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. In January Seamless Internet acquired the patent rights to a pocket personal computer, and began a development program to make the pocket PC into a mobile communication and computer device. Seamless Internet named the device the S-XGen and is beginning manufacturing of the commercial S-XGen Ultra Mobile Personal Computing (UMPC) device.

ANALYSIS OF SELECTED FINANCIAL DATA

With the Company starting up a business it is important to note that the following discussion and analysis of the Companies financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the years ended June 30, 2006, 2005, are derived from the audited financial statements of the Company and should be read in conjunction with the audited financial statements included herein. These are restated based upon the change in revenue recognition. See Note 2 of the footnotes to the financial statements titled "Change in Revenue Recognition". The change only impacted the stated "Revenues" and not the "Net income".

  Consolidated Statements of
  --------------------------
  Operations Year End                        June 30, 2006    June 30, 2005
  -------------------                        -------------    -------------
  Revenues                                   $     38, 793    $       2,113
     Cost of revenues                              115,070           35,346
     Gross profit (loss)                           (76,277)         (33,233)
  Cost and expenses:
     Selling, general and administration           624,273          694,607
     Software development costs                  1,795,369                0
     Technology development cost                    38,552                0
     Financing Fees                                345,000                0
     Consulting                                  1,446,351                0
     Interest                                    1,388,335                0
     Legal                                         291,445                0
     Judgments                                           0          555,596
     Stock paid for compensation                         0          375,957
     Stock paid for services                             0        1,766,021
     Write down of intangible assets                     0          450,625
     Write down of investments                   1,345,384                0
     Bad Debt Expenses                             229,265                0
     Depreciation and amortization                  12,344           77,088
                                             -------------    -------------
       Total costs and expenses                  7,516,318        3,919,894
                                             -------------    -------------
  Net income (loss) from operations             (7,592,595)      (3,953,127)
       Adjustment of tax assessment                460,957                0
       Interest                                    111,093                0
       Other income                                652,630           38,928
  Income (loss) before income taxes             (6,367,915)      (3,914,199)
  Income taxes (benefit) (note 9)                        0                0
                                             -------------    -------------
  Net income (loss)                          $  (6,367,915)   $  (3,914,199)
  Net income (loss) per common shares        $        (.05)   $        (.23)
  Weighted average number of common
    shares outstanding                         133,750,923       17,373,504

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS

(a) COMPARISON OF YEAR TO YEAR

     (1) FISCAL 2006 COMPARED TO FISCAL 2005

The Company's revenues for the twelve-month period ended June 30, 2006 of $38,793 is an increase of 1836% in revenue when compared with $2,113 revenues for the fiscal year ended June 30, 2005. The increase in revenue is from the deployed Wi-Fi systems, the other revenue is from the sale of unused equipment which was fully depreciated, a loan that was defaulted which was due to the fact that the debt to the Internal Revenue Service was revised due to the refilled statements for payroll.

The resulting loss for the twelve-month period ended June 30, 2006 of ($6,367,915) was a significant increase when compared to the losses of ($3,914,199) reported for the year ended June 30, 2005. One major contributor to the increase in the losses that have occurred was due to increase expenditures regarding the development of the Phenom Software and the cost to acquire and then produce the S-XGen during fiscal year ended June 30, 2006.

(b) COMPARISON BY SEGMENT

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management had determined that there were three reportable segments, such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

INFORMATION ON REPORTABLE SEGMENTS IS AS FOLLOWS:
-------------------------------------------------
  FISCAL YEAR ENDED                             JUNE 30, 2006      JUNE 30, 2005
  -----------------                             -------------      -------------
  SEAMLESS SKYY-FI SALES                        $    38,793         $     2,113
        OPERATING EXPENSES                      $   115,070         $    35,346
  SEAMLESS PEER 2 PEER SALES                    $         0         $         0
        OPERATING EXPENSES                      $ 2,128,765         $         0
  SEAMLESS INTERNET SALES                       $         0         $         0
        OPERATING EXPENSES                      $   146,042         $         0
  COST AND EXPENSES                             $ 2,351,084         $ 3,955,240
        OTHER NET INCOME                        $ 1,224,680         $    38,928
        OTHER EXPENSES                          $ 5,241,511         $         0
  NET LOSS                                      $(6,367,915)        $(3,914,199)

     (1) SEAMLESS SKYY-FI: The resultant loss for this segment for the fiscal year ended June 2006 was ($76,277) this was due to expenses of this start-up operation. The income increased to $38,793 as compared to $2,113 for the prior fiscal year ended 2005. Respective operating expenses also increased to $115,070 as compared to $35,346 for the prior fiscal year. The increased expenses are because several locations were changed and 24/7 tech support incorporated.
     (2) SEAMLESS PEER 2 PEER SOFTWARE: This segment was just acquired in January 2005 and is still a start-up operation.
     (3) SEAMLESS INTERNET PRODUCTS AND SERVICES: This segment started this fiscal year and it just acquired its product line which is a mini-computer in March 2006.
     (4) OTHER: For the fiscal year ended June 2006 this segment received income of $1,113,587 credits for accounts income from the sale of fully depreciated equipment and the refilling of payroll tax reports for the prior operation, which reduced the company's liabilities and is incorporated in the dollar amount. The income for June 2005 of $38,928 is due to sale of used equipment that was fully depreciated. The losses of ($6,367,915) for the June 2006 fiscal year were due to the start up operations and development cost of the Companies product lines and services and increase operations cost. The losses for the prior fiscal year ended June 2005 of ($3,914,199) was due to the start up expenses combined with operational losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations activities of $3,113,123 for the twelve-month period ended June 30, 2006 increased by $ 2,412,784 compared to the net cash used in operational activities of $700,339 for the twelve-month period ended June 30, 2005. The increases in net cash were primarily from cash used expand its Skyy-Fi operation, develop its Peer 2 Peer software, maintain its Internet operations, develop its mini computer and support the Companies operations.

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

OFF BALANCE SHEET

The Company has not entered into any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources, which would be considered material to investors.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS NO. 123 (R), "Share-Based Payment," which revises SFAS No. 123 SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expenses upon based their fair value. Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123. We plan to adopt SFAS No. 123 (R) effective July 1, 2005, using the modified prospective method and do not expect any impact on our results of operations or financial position.

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

CAPITAL EXPENDITURES

There were no capital expenditures during the 2006 fiscal year.

NET OPERATING LOSS CARRY FORWARDS

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $22,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021.

The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 as of June 30, 2006. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2005 to June 30, 2006 was an increase of approximately $2,000,000.

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

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended June 30, 2006 and certain information regarding fiscal year ended June 30 2005 are presented in a separate section of this report following Signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Companies current and former accountants or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The Directors named below will serve until the next annual meeting of the Company's stockholders meeting or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no legal proceedings involving the officers and directors of the Company.

(a) ALBERT R. REDA, CHIEF EXECUTIVE OFFICER/DIRECTOR.

Mr. Reda was appointed a Director and Chief Executive Officer, of the Company in November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

Mr. Reda is also a director of DLR Funding, Inc, Carbon Jungle, Inc and of 1st Global Debit Cash Card, Inc.

(b) MILDRED CARROLL, Officer.

Ms. Carroll, Secretary to the Company and has worked for the Company and one or more of its subsidiaries since April 1999. Prior to that time Ms. Carroll was self-employed.

(c) MATT SEBAL, Director.

Mr. Sebal has been serving as President and Director of 51st State Systems, Inc. a privately held company from January 2002. 51st State Systems provides technology and consulting services in Vancouver, BC Canada.

From May 2002 to present Mr. Sebal has served as President and as a Director of DCM Enterprises, Inc., a publicly reporting management and investment holding company.

From October, 2001 to present, Mr. Sebal has served as Secretary and as a Director of Hosting Site Networks, Inc., a publicly reporting, development-stage, provider of Internet services including web hosting, web consulting, and electronic mail services.

From the period between June 2000 to January 2003, Mr. Sebal held one or more of the following the positions: Secretary, President, Chairman and CEO, and Director, of Return Assured Incorporated. Return Assured Incorporated was a publicly reporting company involved in enabling e-retail transactions. As of January, 2003 Return Assured Incorporated is no longer a publicly reporting company. Return Assured Incorporated has had no operations since 2001.

From November 2000 to October 2003 Mr. Sebal served as a Director of Mindfuleye, Inc., a publicly reporting company that developed software for licensing to the investment community. The software delivered proprietary content directly to users by web, desktop, wireless, and e-mail interfaces. As of October, 2003 Mindfuleye, Inc. is no longer a publicly reporting company. Mindfuleye, Inc has had no operations since 2001

From December 1998 to June 2000, Mr. Sebal was a Principal in IBM's e-business Services Group for Canada. From 1997 to 1998, Mr. Sebal was Director of Business Development for Communicate.com (formerly IMEDIAT Digital). From 1995 to 1997, Mr. Sebal was a Senior Account Manager for Emerge Online, Inc. a web site design and development firm.

Mr. Sebal holds a baccalaureate degree in Political Science from the University of Western Ontario, Canada.

(d) JOHN DOMEREGO, Director.

Mr. John Domerego is President of Seamless Internet Inc. Prior to taking his current position as President of the Seamless Wi-Fi, Inc. subsidiary, Mr. Domerego was involved in the development, designing, engineering and erection of co-generation and power generating facilities both as an employee of Raytheon Engineering and self-employed as an associate of Malcolm Jones Associates, an engineering company where he managed multi-million dollar projects from conception to completion. Mr. Domerego also has 20 years experience in the Pulp and Paper industry, where he was employed and performed as chief engineer and eventually as general manager. He was responsible for all facets of the industry involving the successful operation of paper mills and facilities. Mr. Domerego has a Bachelor of Science degree in Mechanical Engineering.

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

FAMILY RELATIONSHIPS

Kenneth Reda President of Seamless Skyy-Fi, Inc, subsidiary is the son of Albert Reda CEO of Seamless Wi-Fi, Inc Parent Corporation.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during fiscal 2006 with respect to fiscal 2006, and certain written representations from executive officers and directors, the Registrant is unaware that any other required reports were not timely filed.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


------------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                           ------------------------------- -------------------------------------------------
                                                                   AWARDS             PAYOUTS
                                                           ------------------------   -------
                                                           RESTRICTED  SECURITIES
 NAME AND                                     OTHER ANNUAL   STOCK     UNDERLYING      LTIP       ALL OTHER
PRINCIPAL        FISCAL      SALARY   BONUS   COMPENSATION  AWARD(S)  OPTIONS/ SARS   PAYOUTS   COMPENSATION
POSITION          YEAR        ($)      ($)        ($)         ($)          (#)          ($)          ($)
------------------------------------------------------------------------------------------------------------
Albert Reda,      2006     $240,000     0          0           0            0            0            0
Chief Executive   2005     $240,000     0          0           0            0            0            0
Officer/Secretary 2004     $240,000     0          0           0            0            0            0
------------------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2006 344,927,154 shares were issued and outstanding, of which 9,120,000 are restricted by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Company individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

---------------------- --------------------------------- ----------------------------- ------------------------
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL            AMOUNT OF               PERCENT OF CLASS
                                    OWNER                    BENEFICIAL OWNERSHIP
---------------------- --------------------------------- ----------------------------- ------------------------
                       Mildred Carroll (1)
    Common Stock       P.O. Box 6957                               520,000                      .151
  Preferred Stock A    Stateline, NV 89449                           -0-
---------------------- --------------------------------- ----------------------------- ------------------------
                       Albert R. Reda, (3)
    Common Stock       800 N Rainbow Rd.  # 208                      -0-                         -0-
  Preferred Stock A    Las Vegas, Nevada  89119                      -0-                         -0-
---------------------- --------------------------------- ----------------------------- ------------------------
                       Reda Family Trust  (3)
    Common Stock       800 N Rainbow Rd.  # 208                      -0-                         -0-
  Preferred Stock A    Las Vegas, Nevada  89119                     56,250                      6.01
---------------------- --------------------------------- ----------------------------- ------------------------
                       Omega Limited (4)
    Common Stock       300 S Jackson Street Suite 100              125,000                       .51
  Preferred Stock A    Denver, CO 80209                             10,000                      1.07
---------------------- --------------------------------- ----------------------------- ------------------------
                       Antigua LLC (4)
    Common Stock       300 S Jackson Street Suite 100              110,000                       .45
  Preferred Stock A    Denver, CO 80209                              -0-                         -0-
---------------------- --------------------------------- ----------------------------- ------------------------
                       Alpha Blue Inc (4)
    Common Stock       1630 Weldon St. #300                          -0-                         -0-
  Preferred Stock A    Denver, Co. 80202                           149,286                      15.97
---------------------- --------------------------------- ----------------------------- ------------------------
                       ARR LLC (2)
    Common Stock       800 N Rainbow Rd.  # 208                   2,965,000                     1.09
  Preferred Stock A    Las Vegas, Nevada  89119                     45,924                      4.91
---------------------- --------------------------------- ----------------------------- ------------------------
                       Ayuda Funding LLC
    Common Stock       135 Kinnelon Rd. Suite 104                    -0-                          0
  Preferred Stock A    Kinnelon, NJ 07405                          615,827                      65.89
---------------------- --------------------------------- ----------------------------- ------------------------
                       John Domerego (1)
    Common Stock       800 N Rainbow Rd.  # 208                   2,700,000                     1.36
  Preferred Stock A    Las Vegas, Nevada  89119                      -0-                         -0-
---------------------- --------------------------------- ----------------------------- ------------------------
                       Matt Sebal (1)
    Common Stock       800 N Rainbow Rd.  # 208                   2,700,000                      .24
  Preferred Stock A    Las Vegas, Nevada  89119                      -0-                         -0-
---------------------- --------------------------------- ----------------------------- ------------------------
                       Seamless P2P LLC
    Common Stock       2250 East Tropicana Ave  #631              2,400,000                     1.34
  Preferred Stock C    Las Vegas, Nevada  89119                    300,000                     100.00
---------------------- --------------------------------- ----------------------------- ------------------------
                       Shares of all directors and
    Common Stock       executive officers as a group              9,120,000                     5.77
  Preferred Stock A    (4 persons)                                 261,460                      27.07
---------------------- --------------------------------- ----------------------------- ------------------------

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

The Company has an employment contract with their Chief Executive Officer, Albert Reda that calls for a base salary of $240,000 for the year ended June 30, 2006 and an increase $1,000 a month from July, 2006 until its expiration date in January, 2007. In addition, the contract includes a performance bonus based on the Company's sales levels from $2,000,000 to $12,000,000 in sales a bonus ranging from 500,000 to 3,000,000 shares of common stock.

ITEM 13. EXHIBITS

EXHIBITS
----------------------------- --------------------------------------------------
NUMBER                        DESCRIPTION
----------------------------- --------------------------------------------------
10.19                         Asset Purchase Agreement between the Company and
                              Debit Card Marketing, Inc. (incorporated by
                              reference to Exhibit 99.1 of Form 8-K filed on
                              March 5, 2004)
----------------------------- --------------------------------------------------
10.20                         Factoring and Security Agreement between the
                              Company and 1st American Factoring (incorporated
                              by reference to Exhibit 99.1 of Form 8-K filed on
                              June 30, 2004)
----------------------------- --------------------------------------------------
10.21                         Form of Factoring and Security Agreement by and
                              between Skyy-Fi, Inc. and 1st American Factoring,
                              LLC (incorporated by reference to Exhibit 99.1 of
                              Form 8-K filed on June 30, 2004)
----------------------------- --------------------------------------------------
10.22                         Internet Business's International, Inc. Creditor
                              Trust (incorporated by reference to Exhibit 99.1
                              of Form 8-K filed on June 2004)
----------------------------- --------------------------------------------------
10.23                         Certificate of Designation, Number, Powers,
                              Preferences and Other Rights and Qualifications,
                              Limitations, Restrictions and Other
                              Characteristics of Series "C Preferred Stock of
                              Alpha Wireless Broadband, Inc.(incorporated by
                              reference to Exhibit 4.0 of Form 8-K filed on
                              October 4, 2004)
----------------------------- --------------------------------------------------
10.24                         Letter of Intent dated September 29, 2004 entered
                              into by and between Alpha Wireless Broadband, Inc.
                              and Seamless P2P, LLC. (incorporated by reference
                              to Exhibit 10.0 of Form 8-K filed on October 6,
                              2004)
----------------------------- --------------------------------------------------
10.25                         Form of Location Provider Agreement (incorporated
                              by reference to Exhibit 10.0 of Form 8-K filed on
                              October 7, 2004)
----------------------------- --------------------------------------------------
10.26                         Form of Location Provider Agreement (incorporated
                              by reference to Exhibit 10.0 of  Form 8-K filed on
                              October 7, 2004)
----------------------------- --------------------------------------------------
10.27                         Amendment to Internet Business's International,
                              Inc. Creditor Trust. (incorporated by reference to
                              Exhibit 99 of Form 8-K filed on November 3, 2004)
----------------------------- --------------------------------------------------
10.28                         Asset Purchase Agreement by and between Seamless
                              P2P, LLC, a California limited liability company
                              and Seamless Peer 2 Peer, Inc., a Nevada
                              corporation (incorporated by reference to Exhibit
                              10.0 of Form 8-K filed on January 19, 2005)
----------------------------- --------------------------------------------------
14.1                          Inc. and 1st American Factoring, LLC (incorporated
                              by reference to Exhibit 99.1 of Form 8-K filed on
                              June 30, 2004)
----------------------------- --------------------------------------------------
22                            Subsidiaries of the Company (incorporated by
                              reference to Exhibit 22 of the Form 10-Q filed on
                              May 13, 2005)
----------------------------- --------------------------------------------------
31                            Certification Pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002 (filed herewith)
----------------------------- --------------------------------------------------
32                            Certification Pursuant to 18 U.S.C. Section 1350,
                              as adopted pursuant to Section 906 of the Sarbanes
                              Oxley Act of 2002 (filed herewith)
----------------------------- --------------------------------------------------

REPORTS ON FORM 8-K

May 26, 2006          Disclosure of conversion of Preferred A shares into common shares.
March 20, 2006        Disclosure of an "Asset Purchase and Investment Agreement"
                      acquiring the patents to a mini computer
February 21, 2006     Response to SEC questions regarding the Registrants
                      "Preliminary Proxy Statement".
February 21, 2006     Refiled name change from  Alpha Wireless Broadband, Inc.
                      to Seamless Wi-Fi, Inc.
January 26, 2006      Disclosure of contract with Orion's Wave, Inc to complete
                      the development of the software program for Seamless
                      Peer 2
January 26, 2006      Disclosure of name change from Alpha Wireless Broadband,
                      In. to Seamless Wi-Fi, Inc
January 26, 2006      Notice of  Default was sent on December 23, 2005 to
                      Software Technology and Consulting, Inc.
October 28, 2005      Disclosure entered into a non-binding Letter of Intent
                      (the "LOI") with Intent Media Works, Inc
October 20, 2005      Disclosure of an Asset Purchase Agreement with Indigo
                      Technology Services, Inc.
June 28, 2005         Disclosure of name change to Seamless Wi-Fi, Inc.
April 6, 2005         Disclosure of stock issuance
March 17, 2005        Disclosure of appointments to the board of directors
January 19, 2005      Disclosure of Asset Purchase agreement with Seamless
                      P2P,LLC and Seamless Peer 2 Peer, Inc
December 21, 2004     Disclosure of issuance of Class A preferred stock in
                      consideration of services rendered.
November 3, 2004      Disclosure of Creditor Trust
October 7, 2004       Disclosure of Location Provider Agreement
October 7, 2004       Disclosure of Location Provider Agreement
October 6, 2004       Disclosure of Letter of Intent dated September 29, 2004
                      entered into by and between Alpha Wire Broadband, Inc.,
                      and Seamless P2P, LLC.
October 4, 2004       Disclosure of Certificate of Designation for Preferred
                      Stock fro Alpha Wireless Broadband, Inc.
September 21, 2004    Disclosure of name change from Internet Business's
                      International, Inc. to Alpha Wireless Broadband, Inc.
July 7, 2004          Disclosure that a Creditor Trust has been established
June 30,  2004        Disclosure of Factoring and Security Agreement with First
                      American Factoring
April 27, 2004        Disclosure of Change of Accountants
March 5, 2004         Disclosure of Asset Purchase Agreement entered into
                      between the Company and Debit Card Marketing, Inc.


ITEM 14.  PRINCIAPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal year ended June 30, 2006 and 2005 for professional services rendered by Kempisty & Company CPA were $40,000 and $30,000 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2006 and 2005

TAX FEES

None

ALL OTHER FEES

There were no other fees filled for services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAMLESS WI-FI, INC

/s/ Albert R. Reda
------------------
Albert R. Reda
Chief Executive Officer, Secretary
October 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ Albert R. Reda
Albert R. Reda
Chief Executive Officer, Director
October 10, 2006

/s/ Mildred Carroll
Mildred Carroll
Secretary
October 10, 2006

INDEX TO FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----

         Report of Independent Registered Accountant .................... F-2

         Consolidated Balance Sheets as of June 30, 2006 ................ F-3

         Consolidated Statements of Operations for the years ended
         June 30, 2006, and June 30, 2005 ............................... F-4

         Consolidated Statement of Stockholders' Equity
         for the years ended June 30, 2006, and June 30, 2005 ........... F-5-6

         Consolidated Statements of Cash Flows for the years ended
         June 30, 2006, and June 30, 2005 ............................... F-7-8

         Notes to Consolidate Financial Statements ...................... F-9-21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Seamless Wi-Fi, Inc.


We have audited the accompanying consolidated balance sheet of Seamless Wi-Fi, Inc. and Subsidiaries as of June 30, 2006 and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the years in the two year period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seamless Wi-Fi, Inc. and Subsidiaries at June 30, 2006 and and the results of its' operations and its cash flows for each of the years in the two year period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Seamless Wi-Fi, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 5, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kempisty & Company CPAs, P.C.
---------------------------------
Kempisty & Company
Certified Public Accountants PC
New York, New York
October 12, 2006

                                         F-2

                              SEAMLESS WI-FI, INC.
                      f/k/a ALPHA WIRELESS BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30, 2006
                                                                         -------------
                                     ASSETS

      Current assets
           Cash                                                          $     94,342
           Notes receivable current portion                                   350,500
           Accrued interest receivable                                        111,093
                                                                         ------------

           Total current assets                                               555,935

      Property and equipment (net of accumulated depreciation $12,344)         82,907
      Technology                                                              516,000
      Investments                                                                  88
      Notes receivable - related parties (net of allowance $229,265)          769,499
      Restricted cash                                                          75,000
      Security deposit                                                          6,600
                                                                         ------------

       TOTAL ASSETS                                                      $  2,006,029
                                                                         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

      Current liabilities
           Accounts payable                                              $    937,050
           Payroll taxes                                                      193,876
           Judgments payable                                                  361,054
           Other current liabilities                                          817,621
           Payable to officer                                                  29,346
           Investment payable                                                 150,000
           Note payable related party                                          19,468
           Note payable                                                        66,833
           Current maturities of long-term debt                             1,117,331
                                                                         ------------

           Total current liabilities                                        3,692,579

      Long term debt                                                        2,146,667
                                                                         ------------

              TOTAL LIABILITIES                                             5,839,246

      Stockholders' deficiency
      Preferred A stock, par value $0.001,
           10,000,000 shares authorized,
           945,541 shares issued and outstanding                                  945
      Preferred B stock, par value $0.001,
           3,000,000 shares authorized,
           0 shares issued and outstanding                                         --
      Preferred C stock, par value $1.00,
           5,000,000 shares authorized,
           300,000 shares issued and outstanding                              300,000
      Common stock, par value $0.001,
           11,000,000,000 shares authorized,
           344,927,154 shares issued and outstanding                          344,926
      Additional paid-in capital                                           17,518,109
      Accumulated other comprehensive loss                                (21,897,197)
                                                                         ------------

           Total stockholders' deficiency                                  (3,733,217)

      Less: Treasury stock at cost                                            100,000
                                                                         ------------

           Adjusted stockholders' deficiency                               (3,833,217)
                                                                         ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $  2,006,029
                                                                         ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                              SEAMLESS WI-FI, INC.
                      f/k/a ALPHA WIRELESS BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            June 30,
                                                     2006              2005
                                                 -------------    -------------
Revenues                                         $      38,793    $       2,113
Cost of revenues                                       115,070           35,346
                                                 -------------    -------------

Gross Income (Loss)                                    (76,277)         (33,233)
                                                 -------------    -------------

Expenses:
  Selling, general and admin                           624,273          694,607
  Software development costs                         1,795,369               --
  Technology development costs                          38,552               --
  Financing fees                                       345,000               --
  Consulting                                         1,446,351               --
  Interest                                           1,388,335               --
  Legal                                                291,445               --
  Judgments                                                 --          555,596
  Stock paid for compensation                               --          375,957
  Stock paid for services                                   --        1,766,021
  Write down of intangible assets                           --          450,625
  Write down of investments                          1,345,384               --
  Bad Debt Expense                                     229,265               --
  Depreciation and amortization                         12,344           77,088
                                                 -------------    -------------

          Total Expenses                             7,516,318        3,919,894
                                                 -------------    -------------

Net loss from operations                            (7,592,595)      (3,953,127)

Other income
    Adjustment of tax assessment                       460,957               --
    Interest                                           111,093               --
    Other                                              652,630           38,928
                                                 -------------    -------------

Loss before income taxes                            (6,367,915)      (3,914,199)
                                                 -------------    -------------

Income taxes (benefit) (note 9)                             --               --
                                                 -------------    -------------

Net Loss                                            (6,367,915)      (3,914,199)
                                                 =============    =============

Basic and Diluted loss per common shares         $       (0.05)   $       (0.23)
                                                 =============    =============

Weighted average basic and diluted common shares   133,750,923       17,373,504
                                                 =============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                                                       SEAMLESS WI-FI, INC
                                              f/k/a ALPHA WIRELESS BROADBAND, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                                FOR THE YEAR ENDED JUNE 30, 2005


                                        PREFERRED STOCK               COMMON STOCK
                                -------------------------------   ---------------------
                                 SHARES     SHARES                 ($0.001 PAR VALUE)     CAPITAL IN
                                 A PAR      C PAR                                         EXCESS OF
                                 $.001      $1.00       AMOUNT      SHARES      AMOUNT    PAR VALUE       DEFICIT         TOTAL
                                --------   --------   ---------   ----------   --------   -----------   ------------   ------------
Balance June 30, 2004            902,639          0   $     903    2,015,927   $  2,015   $ 8,631,515   $(11,903,077)  $ (3,268,644)
Common stock issued for
Services                               0          0           0    3,553,507      3,555       777,275              0        780,830

Common stock issued for
  investment in SEAMLESS               0          0           0      630,000        630       365,370              0        366,000

Common stock issued for
WPP payment                            0          0           0      600,000        600       599,400              0        600,000

Common stock issued for
  investment in SWTG                   0          0           0      220,000        220       109,780              0        110,000

Common stock issued for
 Officers compensation                 0          0           0    1,109,435      1,109       346,375              0        347,484

Preferred C stock issued for
 SEAMLESS                              0    700,000     700,000            0          0             0              0        700,000

Preferred A stock issued for     284,729          0         285            0          0        28,188              0         28,188
 Officers compensation

Sale of Preferred A stock         56,250          0          56            0          0        74,944              0         75,000

Common stock issued for
conversion of preferred
A stock                         (217,443)         0        (218)   2,174,940      2,175       489,531              0        491,488

Common stock issued for
services                               0          0           0        5,135          5         3,477              0          3,482

Post reverse common stock
issued for conversion of
preferred A stock                 (1,460)         0          (1)  14,160,000     14,160       283,210              0        297,369

Cancellation of preferred stock
Cancelation of preferred P/Res   (47,896)         0         (48)           0          0             0              0            (48)
                               -----------------------------------------------------------------------------------------------------

Loss for the fiscal year
ended 6/30/2005                        0          0           0            0          0             0     (3,914,199)    (3,914,199)

BALANCE JUNE 30, 2005            976,819    700,000   $ 700,977   24,468,944   $ 24,469   $11,709,065   $(15,817,276)  $ (3,383,050)
                               =====================================================================================================


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                                       SEAMLESS WI-FI, INC
                                              f/k/a ALPHA WIRELESS BROADBAND, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                                FOR THE YEAR ENDED JUNE 30, 2006


                                   PREFERRED STOCK             COMMON STOCK
                             ----------------------------  ---------------------
                             SHARES     SHARES              ($0.001 PAR VALUE)    CAPITAL IN
                             A PAR      C PAR                                      EXCESS OF                  TREASURY
                             $.001      $1.00     AMOUNT      SHARES     AMOUNT    PAR VALUE     DEFICIT       STOCK       TOTAL
                           ---------  --------  ---------  -----------  --------  -----------  ------------   --------  -----------
BALANCE JUNE 30, 2005        976,819   700,000  $ 700,977   24,468,944  $ 24,469  $11,709,065  $(15,817,276)  $      0  $(3,382,765)

Common stock issued for
 Services                          0         0          0    2,022,500     2,023      646,752             0          0      648,775

Preferred C stock issued
 for SEAMLESS                      0  (300,000)  (300,000)   5,655,190     5,655      294,346             0          0            0

Preferred C returned to
 Treasury                          0  (100,000)  (100,000)           0         0      100,000             0    100,000     (100,000)

Common stock issued for
 conversion of preferred
 A stock                     (31,278)        0        (32) 312,780,520   312,780    4,806,064             0          0    5,118,812

Adjustments to equity              0         0          0            0         0            0       287,994          0      287,994

Loss for fiscal year ended
 6/30/2005                         0         0          0            0         0            0    (6,367,915)         0   (6,367,915)
                            --------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2006        945,541   300,000  $ 300,945  344,927,154  $344,926  $17,518,109  $(21,897,197)  $100,000  $(3,833,217)
                            ========================================================================================================

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                                      SEAMLESS WI-FI, INC.
                               f/k/a ALPHA WIRELESS BROADBAND, INC
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      June 30,
                                                                                2006            2005
                                                                             -----------    -----------
Cash flows used in operating activities
   Net loss from continuing operations                                       $(6,367,915)   $(3,914,199)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                                               12,344         77,088
      Issuance of common stock for services                                      648,775      1,766,021
      Issuance of common stock for services for payment of financing costs       984,000             --
      Write-down of intangible assets                                          1,500,570        450,625
      Write-down of investments                                                1,075,000         82,500
      Bad Debt Expense                                                           229,265
      Stock compensation                                                              --        375,957
      Cancellation of indebtedness                                              (649,080)            --
      Financing cost                                                             345,000             --
      Payable to officer                                                        (105,304)
      Changes in operating assets and liabilities
           Restricted cash                                                            --        (75,000)
           Investments                                                           135,192        (90,905)
           Accrued interest receivable                                          (111,093)            --
           Other Receivable                                                      135,192             --
           Accounts payable                                                      141,464        126,312
           Other current liabilities                                            (683,254)      (393,929)
           Payroll taxes payable                                                (468,394)            --
           Accrued liabilities                                                        --        261,119
           Judgements payable                                                    (40,189)       739,376
           Long term debt                                                             --             --
                                                                             -----------    -----------

   Net cash used by operating activities                                      (3,113,123)      (700,339)

Cash flows used in investing activities:
   Purchase of intangible assets                                                      --        (25,713)
   Technology                                                                    (91,000)            --
   Investments                                                                   (85,000)            --
   Advances to related party                                                    (132,099)            --
   Purchase of equipment                                                         (95,251)            --
                                                                             -----------    -----------

Net cash used in investing activities                                           (403,350)       (25,713)

Cash flows from financing activities
   Net proceeds from debt issuance                                                    --        660,139
   Sale of preferred stock                                                            --         75,000
   Increase in current liabilities                                                44,014             --
   Increase in long term debt                                                  3,765,767             --
   Repayment of notes payable                                                    (79,500)            --
   Repayment of advances from officer                                            (35,922)            --
   Repayment of related party advances                                           (83,814)       (14,286)
                                                                             -----------    -----------

Net cash provided by financing activities                                      3,610,545        720,853

   Increase (decrease) in cash                                                    94,072         (5,199)
   Cash at beginning of period                                                       270          5,469
                                                                             -----------    -----------
   Cash at end of period                                                     $    94,342    $       270
                                                                             ===========    ===========


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS,





                                      SEAMLESS WI-FI, INC.
                               f/k/a ALPHA WIRELESS BROADBAND, INC
                             SUPPLEMENTAL DISCLOSURES OF CASH FLOWS


                                                                                              June 30,
                                                                                         2006          2005
                                                                                      -----------  -----------
Cash paid for:
   Interest                                                                           $       --   $       --
   Taxes                                                                              $       --   $       --

Noncash investing and financing activities
   Common stock issued for services                                                   $  648,775   $1,766,021
   Common stock issued for payment of financing costs                                 $  984,000   $       --
   Common stock issued for officer's compensation                                     $       --   $  375,957
   Common stock issued for conversion of preferred stock and pay operating expenses   $4,588,768   $  600,000
   Common stock issued for conversion of preferred stock                              $  200,000   $       --
   Common stock and preferred stock issued for acquisition of assets                  $       --   $1,066,000
   Common stock issued for investment                                                 $       --   $  110,000
   Subsidiary common stock issued for investment                                      $       --   $  250,000


                               SEE NOTES TO FINANCIAL STATEMENTS.

                              SEAMLESS WI-FI, INC.
                      F/K/A ALPHA WIRELESS BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND OPERATIONS

Prior to December 31, 1997, Seamless Wi-Fi, Inc formerly known as Alpha Wireless Broadband, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 2004 changed its name to Alpha Wireless Broadband, Inc, and started a new wireless operation through it's wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons. These locations are commonly known as Wi-Fi Hotspots.

The Company, through its wholly owned subsidiary, has 36 Wi-Fi locations. Seamless Skyy-Fi, Inc. has installed wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee or free basis.

In January 2005, the Company acquired the assets of Seamless P2P, LLC and contributed these assets to its 80% owned subsidiary Seamless Peer to Peer, Inc., which is a developer and provider of a patent pending software program Phenom Encryption Software that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastracture flexible telecom data and voice transport solutions.

In May 2005, the Company changed its name to Seamless Wi-Fi, Inc. and changed Skyy-Fi, Inc., to Seamless Skyy-Fi, Inc.

In December 2005, the Company started a hosting company Alpha Internet offering Seamless clients a high-security hosting facility.

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

PROPERTY AND EQUIPMENT

Property and equipment is state at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three to five years for computers and computer related equipment and five to seven years for furniture and other non-computer equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the lease, ranging from one to five years.

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

The unamortized computer software and computer software development costs were $1,570,000 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost was expensed and on January 2006, a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed. The balance at June 30, 2006 is $0. The total software development expense for fiscal year 2006 was $1,795,369.

REVENUE RECOGNITION

For current Company operations, providing wireless Internet access, fees are charged either to the proprietor of the Wi-Fi hotspot location or the customer using the services. The fees paid by a proprietor for services provided on a month-to-month basis are billed at the end of each month for which the service is contracted. The fees paid by customers using the wireless Internet access are paid at the time service is provided and therefore recorded as revenue at that time.

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

STOCK BASED COMPENSATION

The Company has elected to early adoption of SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services".

REVERSE STOCK SPLIT

The Company's Board of Directors effected a 1 for 1,000 reverse stock split of its common stock $.001 par value on June 3, 2005. Accordingly all shares information included in the consolidated financial statements has been adjusted to reflect the reverse stock split. The reverse stock split did not change the ratio for the conversion of the preferred stock which remained at 1 share of Series A preferred stock converts into 10,000 shares of common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFA's 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. SAB 107 is not expected to have a significant impact on the company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and the company adopted this standard in the three months ending March 31, 2006. SFAS 153 is not expected to have a significant impact on the company's financial statements.

In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 is not expected to have a significant impact on the company's financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS No.133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibitation on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other that another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not issued any financial statements impact on the company's financial statements.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years, stockholders' deficiency of $3,833,217 and working capital deficiency of $3,136,644 at June 30, 2006.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3: NOTE PAYABLE

The note payable bear interest at prime plus 4% and was due May 14, 2006. The remaining notes were assigned to Ayuda Funding LLC. These notes are secured by Series A convertible preferred stock, (See Note 8: Preferred Stock). These notes allow the note holder to convert the preferred stock to common stock to pay off the note and interest due in case of a default in the quarterly interest payments for the loan. (See Note 6: Related Party Transaction). On December 31, 2005, the Company made an offer to settle the debt of $66,833 with Blue Bear Funding, which is currently in Chapter 11 Bankruptcy. As of this filing the Company has not received a response to its offer. The balance due at June 30, 2006 amounted to $66,833.

NOTE 4: LONG TERM DEBT

During the fiscal year end of June 30, 2006, the Company borrowed $4,600,000 under two loan agreements with Ayuda Funding LLC of which 180,510 of previously issued Series A convertible preferred shares are held as collateral. These notes are in default which allows the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes. Interest on the unpaid principal amount is 6.5% per annum due and payable quarterly commencing June 16, 2006 and August 1, 2006, until such loan is paid in full. The total balance of $3,220,000 at June 30, 2006 is due and payable on June 16, 2009. Ayuda has converted 2,842 preferred shares into common shares and sold them to pay interest defaults on June 16, 2006 and August 1, 2006 in the amount of $43,997 and $12,836, respectively.

The following amounts are due for the years ending June 30,

                2007     $ 1,073,333
                2008       1,073,333
                2009       1,073,334
                         -----------
                         $ 3,220,000
                         ===========

NOTE 5: OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

         Credit cards payable                        $ 342,231 (1)
         Payable to Integrated Communication           208,049 (2)
         Various liabilities assumed from
             Alpha Tooling acquisition                 267,341
                                                     ---------
                                                     $ 817,621
                                                     =========

   (1) Payments in varying amounts are due monthly with interest at 18% per annum.
   (2)   Results from contract cancellation.

NOTE 6:  RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of June 30, 2006:
                                                     Allowance for
                                      Loan/Advance for uncollectible   Balance
                                        Balance      loans/advances      Net
                                      -----------    -------------   -----------
       Accepted Sales                 $   237,248    $     237,248
       Carbon Jungle, Inc.                131,105    $     131,105            --
       DK Corp.                            98,160           98,160            --
       DLR Funding                        106,099          106,099
       1st Global Financial Service       776,652          776,652
                                      -----------    -------------   -----------

                            Total:    $ 1,349,264    $     229,265   $ 1,119,999
                                      ===========    =============   ===========

The above bear interest at annual rates ranging from 6% to 12%. The net balance at June 30, 2006 matures in the fiscal years ended June 30 as follows:

                           2007     $  350,500
                           2008        331,599
                           2009        437,900
                                    ----------
                                    $1,119,999
                                    ==========

(A)  Accepted Sales is a division of 1st Global Financial Services noted below.
(B) The President of the Company is a Director of the Company; the Secretary of the Company is an officer of this Company.
(C)  DK Corp is a business held by David Karst. See Creditor Trust below.
(D) The President of the Company is a stockholder and director of this Company. The Secretary of the Company is an officer and stockholder of this Company.
(E) A director of 1st Global is paid $10,000 per month by the Company, which is recorded as a loan receivable by the Company. During the subsequent three months ended September 30, 2006, the Company has lent 1st Global an additional $413,321.
(F)  The President of the Company is also an officer of this Company.

The Company has recorded interest income on the above for the year ended June 30, 2006 in the amount of $111,093.

The Company owns 19% of the common stock of 1st Global Financial Services, Inc. (1st Global). Accepted Sales is a wholly owned subsidiary of 1st Global. Alfred Reda, our CEO, is a director of 1st Global. 1st Global are in debit/credit carding processing business and are in the process of becoming a credit card processor. The will also collaborate with us to market Seamless Skyy-Fi services to its merchants. Accordingly, the Company has made advances to 1st Global until they can obtain permanent financing from other sources.

The Company purchased two judgments from Adobe Oil. These judgments totaled $773,145 of which one was in the amount of $134,052 in favor of Community Bank. Adobe Oil received cash and stock as payment in full for the judgments. Russell Singer is the Principal shareholder of Adobe Oil.

A loan of $300,000 was made to the Company by Russell Singer (owner of Adobe
Oil) which was secured by 269,230 shares of GNVN stock as collateral. The Company defaulted on the loan and the lender perfected ownership of the collateral stock.

Adobe Oil acquired $200,000 of Preferred C stock from Seamless P2P LLC.

Windsor Professional Plaza LLC converted 6,575 shares of Series A preferred stock into 65,750,000 shares of Common stock and the loan to Windsor was paid.

The Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Mildred Carroll who is also the Trustee and is also the Company's Secretary. During the first quarter ended September 30, 2005, the Company created a Creditor Trust and appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust.

Creditor Trust

As of September 30, 2005, the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Mildred Carroll who is also the Trustee and is also the Company's Secretary -. The Company's previous Creditor Trust had appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust.

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

NOTE 7: STOCKHOLDER'S EQUITY

ISSUANCE OF COMMON STOCK AND PREFERRED STOCK

The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all shares of the Common Stock and the Preferred Stock herein authorized in accordance with the terms and conditions set forth in the Articles of Incorporation for such purposes, in such amounts to such persons, corporations, or entities, for such consideration and in the case of the Preferred Stock, in one or more series, all as the Board of Directors in its discretion may determine and without any vote or either action by the stockholders, except as otherwise required by law. The Board of Directors, from time to time also may authorize by resolution, options, warrants and other rights convertible into Common or Preferred stock (collectively "securities". The securities must be issued for such consideration, including cash, property, or services, as the Board of Directors may deem appropriate, subject to the requirement that the value of such consideration be less than the par value of the shares issued. Any shares issued for which the consideration so fixed paid or delivered shall be fully paid stock and the holder of such shares shall not be liable for any further call assessment or any other payment thereon, provided that the actual value of such consideration is not less than the par value of the shares so issued. The Board of Directors may issue shares of Common Stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the Common Stock only to ten holders of the outstanding shares of the Common stock.

STOCK ISSUANCE

DURING THE FISCAL YEAR ENDED JUNE 30, 2006 THE FOLLOWING STOCK WAS ISSUED.

2,022,500 shares of common stock were issued for operational services valued at $648,775.

Ayuda Funding LLC converted 24,703 shares of Series A preferred stock into 247,030,520 shares of common stock, of which $773,145 was used to pay judgments, and payback Ayuda Funding LLC in the amount of $617,575.

Adobe Oil acquired 400,000 shares of Series C preferred stock from Seamless P2P valued at $400,000, which 300,000 shares were converted into 5,656,537 shares of common stock and 100,000 shares were returned to Treasury. See Note 6: Related Party Transaction.

Windsor Professional Plaza LLC converted 6,575 shares valued at $ of Series A preferred stock into 65,750,000 shares of common stock of which 10,000,000 shares of common stock were issued for consulting services and expensed at $473,000.

DURING FISCAL YEAR ENDED JUNE 30, 2005 THE FOLLOWING STOCK WAS ISSUED.

300,000 shares of common stock, valued at $300,000, as partial payment for the acquisition of the assets of Seamless P2P, LLC, the balance of the payments was issued as 700,000 shares of Class C Preferred Stock valued at $700,000.

3,558,642 shares of common stock were issued for operational services valued at $784,312.

1,109,435 shares were issued for officer's compensation valued at $347,484.

600,000 share of common stock valued at $300,000 were issued to pay Windsor Professional Plaza LLC for $300,000 worth of debt.

220,000 shares were issued to acquire 22,000 shares of Save the World valued at $110,000 for $5.00 per share.

NOTE 8: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $22,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 and $5,000,000 at June 30, 2006 and 2005, respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2005 to June 30, 2006 was an increase of approximately $2,000,000.

NOTE 9: COMMITMENTS AND CONTINGENCIES

LEASE

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for office space and an automobile which will expire on June 14, 2007 and October 8, 2007, respectively. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the fiscal year ended June 30, 2006 was $35,136. Remaining commitments under the operating leases are as follows:


         Fiscal year ending June 30:           Amount
         ---------------------------           ------
                                2007          $ 38,583
                                2008             4,061
                                              --------
                                              $ 42,644
                                              ========

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL
----------------------------------------------------------

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist, which required the payment of $75,000 by March 2005, subject to Court approval. On March 8, 2005 the Company put $75,000 in its lawyer escrow account to satisfy the settlement. This cash is classified as restricted cash on our balance sheet. The Company is still waiting for Court approval regarding the final settlement, at which time the funds will be paid as per agreement. However Globalist is contesting the settlement agreement and further court action is contemplated.

EMPLOYMENT CONTRACT

The Company has an employment contract with their Chief Executive Officer, Alfred Reda that calls for a base salary of $240,000 for the year ended June 30, 2006 and an increase $1,000 a month from July, 2006 until its expiration date in January, 2007. In addition, the contract includes a performance bonus based on the Company's sales levels from $2,000,000 to $12,000,000 in sales with a bonus ranging from 500,000 to 3,000,000 shares of common stock.

NOTE 10: SEGMENT INFORMATION

In accordance with SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", management has determined that there are three reportable segments based on the customers served by each segment: Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

The Company is currently a start up business that is providing "Wireless Internet" access at business locations and a developer and provider of a patent pending software. In December 2005 the Company started a hosting company Alpha Internet offering Seamless clients a high-security hosting facility (See Note 1:
Organization and Operations).

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below.

Information on reportable segments is as follows:
                                                  For the fiscal year ended:
                                              June 30, 2006        June 30, 2005
                                              -------------        -------------
Wi-Fi ISP Net Sales                            $    38,793          $     2,113
Cost of Wi-Fi Sales                               (115,070)             (35,346)
Cost and Expenses                               (7,516,318)          (3,919,894)
Other net income                                 1,224,680               38,928
                                               -----------          -----------
         Net loss                              $(6,367,915)         $(3,914,199)
                                               ===========          ===========

NOTE 11: OTHER EVENTS

a.  Company Acquisitions

In October 17, 2005, the Company purchased all the assets of Indigo Technology Services, Inc. ("ITS") in exchanged for 100,000 shares of its Series C Preferred Stock with a fair market value of $100,000. The assets of ITS, included certain tangible and intangible assets, contracts, rights, and properties, including without limitation the Intellectual Property Rights and websites associated with it's GuestWorx Business, including, but not limited to the GuestWorx Software.

On March 14, 2006 we acquired the patents and related intellectual property to a mini computer referred to as the ED from Vercel Development, Inc.(VDI). The Company paid $500,000 and agreed to invest another $500,000 over a four month period for the development and manufacturing of the next version of ED (hereafter known as "EDVI"); provided VDI provides commercially reasonable assistance to us in the development and manufacture of EDVI. We also agreed to pay VDI royalties ranging form 10-15% of sales to certain customers.


b. Material Definitive Agreement

On or about October 21, 2005, Seamless Peer-to-Peer, ("Seamless"), a subsidiary of the Company entered into a non-binding Letter of Intent (the "LOI") with Intent Media Works, Inc. ("Intent") whereby Seamless and Intent shall negotiate in good faith, and upon mutually agreeable terms and conditions, to develop Seamless' proprietary closed peer-to-peer network services.

Intent is a distributor of licensed content, and desires assistance in the transformation of the existing peer to-peer business models to new business models which are accepted by the music, movie, and distributed content industries.

Seamless develops and distributes software that provides peer-to-peer solutions.

c. Default by software contractor

On December 23, 2005 Software Technology and Consulting, Inc., (STCI) was sent a Notice of Default by us regarding their failure to deliver a completely debugged and corrected software program as per agreements. These programming bugs were discovered during the Company's Beta Testing of the product in October of 2005 when the core product was tested and it was found that several key functions failed to operate properly. STCI assured the Company that the problems would be fixed before December 15, 2005. As of this date no effort has been made by STCI to correct the problems and complete this project.

On January 24, 2006, we signed a contract with Orion's Wave, Inc to complete the development of the software program for Seamless Peer 2 Peer, Inc and for Seamless Skyy-Fi, Inc. The envelopment schedule requires completion by no later then July 1st, 2006. This was a result of STCI, STCI failing in its debugging of its deliverable by the agreed due date of December 15, 2005.


d. Company Name Change

We changed our name from Alpha Wireless Broadband, Inc. to Seamless Wi-Fi, Inc, which was approved by the Board of Directors on May 16, 2005.


e. Changes in Issued and Outstanding Shares

On May 23, 2006, our preferred A shares issued and outstanding were reduced by 4,510 shares to 956,841 these shares were converted to common stock. The Company's common stock was increased to 231,937,154. This conversion was pursuant to loan agreements between Ayuda Funding and us for an additional $600,000, over their current loan amount of $2,000,000.