Form 10QSB
period 2006-09-30
SEAMLESS WI-FI, INC.
filed 2006-11-20
CIK 880584

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-20259


                              SEAMLESS WI-FI, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2006, the Issuer had 1,309,297,154 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                                TABLE OF CONTENTS

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION                        2

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006.              3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION FOR THE THREE
MONTHS ENDED SEPTEMBER  30, 2006 AND 2005                                    4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
ENDED SEPBETMBER 30, 2006 AND 2005                                           5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS                                        15

ITEM 3. CONTROLS AND PROCEDURES                                             19


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   20

ITEM 2. CHANGES IN SECURITIES                                               20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 21

ITEM 5. OTHER INFORMATION                                                   21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                  22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Seamless Wi-Fi, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended June 30, 2006.


                                     SEAMLESS WI-FI, INC.
                             f/k/a ALPHA WIRELESS BROADBAND, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)


                                                                           September 30, 2006
                                                                           ------------------
                                            ASSETS
Current assets
     Cash                                                                 $          116,823
     Notes receivable-related parties, current portion                               410,957
     Accrued interest receivable                                                     138,629
                                                                           ------------------

     Total current assets                                                            666,409

Property and equipment (net of accumulated depreciation $20,281)                      74,970
Technology                                                                           516,000
Investments                                                                               88
Notes receivable - related parties (net of allowance $246,265)                     1,107,265
Employee Advance                                                                         630
Restricted cash                                                                       75,000
Security deposit                                                                       6,600
                                                                           ------------------

     TOTAL ASSETS                                                         $        2,446,962
                                                                           ==================

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable                                                     $          941,387
     Payroll taxes                                                                   137,656
     Judgments payable                                                               361,054
     Other current liabilities                                                       844,731
     Payable to officer                                                               24,980
     Investment payable                                                              125,000
     Note payable related party                                                       12,468
     Note payable                                                                     66,833
     Interest payable on long term debt                                               81,252
                                                                           ------------------

     Total current liabilities                                                     2,595,361

Long term debt                                                                     2,000,000
                                                                           ------------------

     TOTAL LIABILITIES                                                             4,595,361

Stockholders' deficiency
Preferred A stock, par value $0.001, 10,000,000 shares authorized,                       868
     868,914 shares issued and outstanding
Preferred B stock, par value $0.001, 10,000,000 shares authorized,                         -
     0 shares issued and outstanding
Preferred C stock, par value $1.00, 5,000,000 shares authorized,                     300,000
     300,000 shares issued and outstanding
Common stock, par value $0.001, 11,000,000,000 shares authorized,                  1,309,297
     1,309,297,154 shares issued and outstanding                                           -
Additional paid-in capital                                                        19,051,806
Accumulated deficit                                                              (22,710,370)
                                                                           ------------------

     Total stockholders' deficiency                                               (2,048,399)

(Less:) Treasury stock at cost                                                       100,000
                                                                           ------------------
     Adjusted stockholders' deficiency                                            (2,148,399)
                                                                           ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $        2,446,962
                                                                           ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                        SEAMLESS WI-FI, INC.
                                f/k/a ALPHA WIRELESS BROADBAND, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                                    Three Months Ended
                                                                      September 30,
                                                               2006                   2005
                                                               ----                   ----

Revenues                                                $           10,746     $            6,408
Cost of revenues                                                    39,638                 33,323
                                                         ------------------     ------------------

Gross Income (Loss)                                                (28,892)               (26,915)
                                                         ------------------     ------------------

Expenses:
  Selling, general and admin.                                      144,462              1,084,066
  Technology development costs                                     131,945                      -
  Consulting                                                       242,914                540,658
  Interest                                                         123,521                108,707
  Legal                                                              9,569                 37,534
  Officer Payroll                                                  141,000                179,900
  Bad Debt Expense                                                  17,000                      -
  Depreciation and amortization                                      7,937                      -
                                                         ------------------     ------------------

          Total Expenses                                           818,348              1,950,865
                                                         ------------------     ------------------

Net loss from operations                                          (847,240)            (1,977,780)

Other income
    Interest                                                        27,567                      -
    Other                                                            6,500                 37,176
                                                         ------------------     ------------------

Loss before income taxes                                          (813,173)            (1,940,604)
                                                         ------------------     ------------------

Minority interest                                                        -                 33,527

Income taxes (benefit) (note 8)                                          -                      -
                                                         ------------------     ------------------

Net Loss                                                          (813,173)            (1,907,077)
                                                         ==================     ==================

Basic and Diluted loss per common shares                $            (0.01)    $            (0.03)
                                                         ==================     ==================

Weighted average basic and diluted common shares               133,750,923             57,564,270
                                                         ==================     ==================


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                        SEAMLESS WI-FI, INC.
                                f/k/a ALPHA WIRELESS BROADBAND, INC
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                    Three Months Ended
                                                                      September 30,
                                                               2006                   2005
                                                               ----                   ----

Cash flows used in operating activities
   Net loss from continuing operations                  $         (813,173)    $       (1,907,077)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
       Depreciation and amortization                                 7,937
       Issuance of common stock for services                       105,000                494,000
       Bad Debt Expense                                             17,000                      -
       Payable to officer                                           (4,366)               (50,400)
       Changes in operating assets and liabilities
             Accrued interest receivable                           (27,536)                     -
             Other Receivable                                            -             (1,198,388)
             Accounts payable                                        4,337                 71,770
             Other current liabilities                              27,110               (656,144)
             Payroll taxes payable                                       -                 16,607
             Judgements payable                                    (56,220)                37,312
                                                         ------------------     ------------------

   Net cash used by operating activities                          (739,911)            (3,192,320)

Cash flows used in investing activities:
Employee advance                                                      (630)                     -
    Investments                                                          -               (143,500)
    Advances to related party                                     (415,223)              (120,000)
                                                         ------------------     ------------------

Net cash used in investing activities                             (415,853)              (263,500)

Cash flows from financing activities
    Net proceeds from debt issuance                                      -              3,661,294
    Increase in long term debt                                   1,210,245                      -
    Repayment of investment payable                                (25,000)                     -
    Repayment of related party advances                             (7,000)                (5,000)
                                                         ------------------     ------------------

Net cash provided by financing activities                        1,178,245              3,656,294

   Increase (decrease) in cash                                      22,481                200,474
   Cash at beginning of period                                      94,342                    270
                                                         ------------------     ------------------
   Cash at end of period                                $          116,823     $          200,744
                                                         ==================     ==================


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS,


                                              SEAMLESS WI-FI, INC.
                                      f/k/a ALPHA WIRELESS BROADBAND, INC
                                     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                                  (Unaudited)


                                                                                    Three Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                               2006                   2005
                                                                               ----                   ----
Cash paid for:
    Interest                                                               $          -           $          -
   Taxes                                                                   $          -           $          -

Noncash investing and financing activities
   Common stock issued for services                                        $     81,000           $    494,000
   Common stock issued for payment of financing costs                      $          -           $          -
   Common stock issued for officer's compensation                          $          -           $          -

   Common stock issued for conversion of preferred
     stock and settle operating expenses                                   $     24,000           $          -
   Common stock issued for conversion of preferred stock                   $  2,392,991           $          -
   Common stock and preferred stock issued for acquisition of assets       $          -           $          -
   Common stock issued for investment                                      $          -           $          -
   Subsidiary common stock issued for investment                           $          -           $          -


                                       SEE NOTES TO FINANCIAL STATEMENTS.

                                                       6

                              SEAMLESS WI-FI, INC.
                      F/K/A ALPHA WIRELESS BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND OPERATIONS

Prior to December 31, 1997, Seamless Wi-Fi, Inc ("The Company") formerly known as Alpha Wireless Broadband, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc, and started a new wireless operation through it's wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. These locations are commonly known as Wi-Fi Hotspots. The Company has 36 Wi-Fi locations.

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

In May 2005, the Company changed its name from Alpha Wireless Broadband, Inc. to Seamless Wi-Fi, Inc, which was approved by the Board of Directors and its subsidiary from Skyy-Fi, Inc. to Seamless Skyy-Fi, Inc.

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

The unamortized computer software and computer software development costs were $1,570,000 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost was expensed and on January 2006, a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed. As of the first quarter ended September 30, 2006 for the fiscal year end June 30, 2007, there were no software development expenses.

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

INCOME TAXES

The Company accounts for income taxes under the asset and liability approach of reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. The Company and its 80% of more owned U.S. subsidiaries file a consolidated federal income tax return. The Company has no material tax liability due to its losses.

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding.

STOCK BASED COMPENSATION

The Company has elected SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options, be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services".

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

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on it's financial position or results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. As of the first quarter ended September 30, 2006 for fiscal year end June 30, 2007 the stockholders' deficiency is $2,148,399 and working capital deficiency is $1,928,952.

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

NOTE 3: NOTE PAYABLE

The note payable bears interest at prime plus 4% and was due May 14, 2006. The remaining notes were assigned to Ayuda Funding LLC. These notes are secured by Series A convertible preferred stock, (See Note 7: Preferred Stock). These notes allow the note holder to convert the preferred stock to common stock to pay off the note and interest due in case of a default in the quarterly interest payments for the loan. (See Note 6: Related Party Transaction). On December 31, 2005, the Company made an offer to settle the debt of $66,833 with Blue Bear Funding, which is currently in Chapter 11 Bankruptcy. As of this filing the Company has not received a response to its offer. The balance due at first quarter ended September 30, 2006 for the fiscal year end June 30, 2007 amounted to $66,833.

NOTE 4: LONG TERM DEBT

During the fiscal year ended of June 30, 2006, the Company borrowed $4,600,000 under two loan agreements with Ayuda Funding LLC for which 184,000 previously issued Series A convertible preferred shares are held as collateral. These notes were in default which allowed the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes. Interest on the unpaid principal amount is 6.5% per annum due and payable quarterly commencing June 21, August 1, and August 15, 2006, until such loan is paid in full. The total loan balance of $2,000,000 at September 30, 2006 is due and payable on June 16, 2009 with accrued interest of $81,252.

NOTE 5: OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

        Credit cards payable                              $  353,611 (1)
        Payable to Integrated Communication                  214,933 (2)
        Various liabilities assumed from
          Alpha Tooling acquisition                          276,187
                                                          ----------
                                                          $ 844,731
                                                          =========

(1) Payments in varying amounts are due monthly with interest at 18% per annum.
(2)     Results from contract cancellation.

NOTE 6:  RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of September 30, 2006:

                                                                 Allowance for
                                              Loan/Advance     for uncollectible         Balance
                                                 Balance        loans/advances            Net
                                             --------------   -------------------   ----------------
    Accepted Sales                  (A)       $    298,544                           $      298,544
    Carbon Jungle, Inc.             (B)            148,105     $         148,105                  -
    DK Corp.                        (C)             98,160                98,160                  -
    DLR Funding                     (D)             81,476                                   81,476
    1st Global Financial Service    (E,F)        1,138,202                                1,138,202
                                             --------------   -------------------   ----------------

                                    Total:    $  1,764,487     $         246,265     $    1,518,222
                                             ==============   ===================   ================

The above interest at annual rates ranges from 6% to 12%. The net balance at September 30, 2006 of the fiscal year end of June 30, 2007 in the amount of $1,518,222 matures in the fiscal years ended June 30 as follows:

                       2007            $    325,877
                       2008                 331,599
                       2009                 860,746
                                       ------------
                                       $  1,518,222
                                       ============

(A) Accepted Sales is a division of 1st Global Financial Services noted below.
(B) The President of the Company is a Director of the Company; the Secretary of the Company is an officer of this Company. During the subsequent three months ended September 30, 2006, the Company has lent Carbon Jungle an additional $ 17,000.
(C)     DK Corp is a business held by David Karst. See Creditor Trust below.
(D) The President of the Company is a stockholder and director of this Company. The Secretary of the Company is an officer and stockholder of this Company. During the subsequent three months ended September 30, 2006, the Company has lent DLR Funding an additional $5,377 and received $30,000.

(E) The President of the Company is a stockholder and director of this Company. The Secretary of the Company is an officer and stockholder of this Company. A director of 1st Global is paid $10,000 per month by the Company, which is recorded as a loan receivable by the Company. During the three months ended September 30, 2006, the Company has lent 1st Global an additional $413,321.
(F)     The President of the Company is an officer of this Company.

The Company has recorded interest income on the above for the quarter ended September 30, 2006 of fiscal year end June 30, 2007 in the amount of $ 138,629.

The Company owns 19% of the common stock of 1st Global Financial Services, Inc. (1st Global). Accepted Sales is a wholly owned subsidiary of 1st Global. Albert Reda, the Company's CEO, is a director of 1st Global. 1st Global is in the debit/credit card processing business and is in the process of becoming a credit card processor. 1st Global will also collaborate with the Company to market Seamless Skyy-Fi services to its merchants. Accordingly, the Company has made advances to 1st Global until they can obtain permanent financing from other sources.

Creditor Trust

As of September 30, 2005, the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Mildred Carroll who is also the Trustee and is also the Company's Secretary. The Company's previous Creditor Trust had appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust.

The Company established a creditor trust pursuant to the terms and conditions of the trust agreement, whereby shares of the Company's common stock were to be transferred in trust to KFG LLC, which had accepted the appointment as trustee.

The Company's creditor trust had been established to return the maximum amount to beneficiaries and to allow the Company to continue to operate without interruption.

Following the submission of claims and validation of such claims, the trustee was to liquidate the trust property and distribute the proceeds to the trust beneficiaries in a manner deemed most beneficial by the trustee.

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

Preferred A shares converts as follows: 1 share of Preferred converts into 10,000 shares of common.

Preferred C shares converts as follows: one share of C which has a par value of $1.00 converts into $1.00 worth of common shares.

Examples:

1. If the common stock 10 day average prior to the date of conversion was at $.10 per share, one share of preferred C would convert into 10 shares of common.

2. If the common stock 10 day average prior to the date of conversion was at $.001 per share, one share of preferred C would convert into 1,000 shares of common.

STOCK ISSUANCE

During the first quarter ended September 30, 2006 for the fiscal year end June 30, 2007:

Ayuda Funding, LLC converted 76,027 shares of Series A Preferred Stock into 760,270,000 shares of common stock to repay Ayuda in the amount of $2,392,991.

Global Debit Card Ltd. converted 100 shares of Series A Preferred Stock valued at $ 0.10 into 1,000,000 shares of common stock valued at $1,000.

500 shares of Series A Preferred Stock were converted into 5,000,000 shares of common stock for consulting services and expensed at $24,000.

8,100,000 shares of common stock were issued for services and expensed for officer's compensation at $81,000.

190,000,000 shares of common stock were issued to Ayuda Funding, LLC valued at $190,000.

NOTE 8: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $23,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $8,000,000 at September 30, 2006. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There was no net change in the deferred tax asset and valuation allowance from July 1, 2006 to September 30, 2006.

NOTE 9: COMMITMENTS AND CONTINGENCIES

LEASE

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for an office space and an automobile which will expire on June 14, 2007 and October 8, 2007, respectively. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the quarter ended September 30, 2006 and 2005 is $9,646 and $6,387, respectively.

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist, which required the payment of $75,000 by March 2005, subject to Court approval. On March 8, 2005 the Company put $75,000 in its lawyer escrow account to satisfy the settlement. This cash is classified as restricted cash on the company's balance sheet. The Company is still waiting for Court approval regarding the final settlement, at which time the funds will be paid as per agreement. However, Globalist is contesting the settlement agreement and further court action is contemplated.

EMPLOYMENT CONTRACT

The Company has an employment contract with their Chief Executive Officer, Albert Reda, that calls for a base salary of $240,000 for the year ended June 30, 2006 and an increase $1,000 a month from July, 2006 until its expiration date in January, 2007. In addition, the contract includes a performance bonus based on the Company's sales levels from $2,000,000 to $12,000,000, with a bonus ranging from 500,000 to 3,000,000 shares of common stock.

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

Information on reportable segments is as follows:

                                             First quarter ended September 30,
                                               2006                   2005
                                         -----------------     -----------------
Wi-Fi ISP net sales                       $       10,746        $        6,408
Cost of Wi-Fi sales                              (39,638)              (33,323)
Cost and expenses                               (818,348)           (1,950,865)
Other net income                                  34,067                37,176
Minority interest                                      -                33,527
                                         -----------------     -----------------
    Net loss                              $     (813,173)       $   (1,907,077)
                                         =================     =================

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

OVERVIEW

SEAMLESS WI-FI, INC. ("Company") is currently a start up business with an informational website at WWW.SLWF.NET which is currently operating three subsidiaries as follows:

SEAMLESS SKYY-FI, INC., is providing "Wireless Internet" access at 30 business locations. This service is referred to as Wireless Fidelity or Wi-Fi, for short. Wi-Fi also refers to wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in 2.4 and 5.8 GHz which are unlicensed frequencies. There are many wireless Internet systems available but they all have universal compatibility. The Wi-Fi POP is commonly referred to as a "Wi-Fi Hotspot". Wireless Internet refers to radio frequencies that may either be licensed (which is above 5.8 GHz "gigahertz") and or unlicensed frequency (which is between 2.4 to 5.8 GHz). Seamless is currently developing its own patent pending Wi-Fi encryption software, "SIB" (SECURE INTERNET BROWSING) that is based upon the RSA's government certified 256 bit AES encryption coupled with RSA's Public Key. The company's web site is WWW.SKYYFI.COM .

SEAMLESS PEER 2 PEER, INC., is a developer and provider of a patent pending software program called "Phenom TM " that encrypts internet communications based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure. Phenom provides flexible telecom data and voice transport solutions. It also is a Virtual Private network that provides SOX and HIPAA-compliant secure peer mail, chat, file transfer, remote PC access, secure VoIP, video conferencing and white boarding in a two Mb client download. Seamless is also a developer of a software program for a Peer 2 Peer social network that will offer the highest levels of security, user verification and safety because its backbone is based upon Seamless Peer 2 Peer's Phenom Secure Private Network layer technology, which allows transmission of data to peers in a transparent manner over conventional IP networks in such a way that information can be shared among peers even if one or more are behind proxies, Firewalls, or NATs. Seamless' "Freek2Freek" social network will be a truly "safe" online community where everyone who interacts on it will be authenticated and all communications will be encrypted. The company web site is WWW.SEAMLESSP2P.NET .

SEAMLESS INTERNET, INC,. offers high security hosting services for SEAMLESS's Peer 2 Peer and Skyy-Fi clients and is not available for general public hosting services. Seamless Internet is also manufacturing and marketing its own version of the "UMPC" (Ultra Mobile Personal Computer) named the S-XGen for Seamless neXt GENeration . The S-XGen is a full-fledged computing and communications device measuring only 6.5" x 3.8" x 1.25" and weighing 14 ounces that includes an MP3 player, gaming console and a near full size integrated keyboard which unfolds. The S-XGen also offers wireless internet and voice communications. Its web site is WWW.SEAMLESSINTERNET.COM.

(A)   PLAN OF OPERATION

The Company's current plan of operation is as follows:

Seamless Skyy-Fi, Inc., currently operates 30 Wi-Fi locations and provides 24/7 tech support for clients accessing the internet; Skyy-Fi is also developing the first available patent pending "SIB" (Secure Internet Browsing), for its Skyy-Fi clients and resellers. This program will be available for sale before December 2007.

Seamless Peer 2 Peer, Inc. is developing a secure patent pending Peer 2 Peer software program called PhenomTM and secure social networking software. Phenom Version 3.0 will be available for sale by March 2007 for business and government agencies that require secure Peer 2 Peer virtual private network(s). The social network secure software program is being launched at the 2007 International Consumer Electronic Show in January 2007 and will be available for general retail sales before the end of January 2007.

Seamless Internet, Inc. provides the hosting services for the Company and its clients; Starting July 1st, 2007, the clients will begin to pay for the hosting and technical support that, the Company is currently providing to its clients. Internet has also acquired the patents and will produce the worlds first personal pocket computer that has an almost full-sized keyboard. The S-XGen is being launched at the 2007 International Consumer Electronic Show in January 2007 and will be available for general retail sales before the end of February 2007.

The Company has 3 employees and 7 independent contractor employees excluding Officers and Directors. The Company will use independent contractors for sales personnel, technical support and installation expertise as required.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is important to note that the following discussion and analysis of the Company's financial condition and results of operations should be read with the consolidated financial statements and related notes included elsewhere in this Report.

The selected financial data for the first quarter of fiscal years ended June 30, 2007 and June 30 2006, is derived from the financial statements of the Company and should be read in conjunction with the audited financial statements included in the June 30, 2006 and 2005 10K/SB.

RESULTS OF OPERATIONS

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management had determined that there are three reportable segments: Seamless Skyy-Fi, Inc., a software developer for secure Wi-Fi services and a wireless internet service provider; Seamless Peer 2 Peer, Inc., developer of Phenom, a secure peer 2 peer software program for secure internet government and business communications and a secure virtual private social network; and Seamless Internet, Inc. which provides hosting for clients and has developed and is launching a new Ultra Mobile Personal Computer (UMPC). Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

ANALYSIS OF FINANCIAL CONDITION

REVENUES for the three months ended September 30, 2006 and 2005 were $10,746 and $6,408, respectively which is an increase of $4,338.

THE TOTAL COSTS AND EXPENSES WHICH INCLUDES SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2006 and 2005 were $847,240 and $1,997,780, respectively which represents an decrease of $1,150,540.

The continued high cost of the selling, general and administrative expenses reflect the fact that the Company is still in its development stage. These expenditures are expected to remain at current levels until the Company's products are brought to market.

OTHER INCOME includes interest earned. Since there are no expectations that further activities will occur and because the revenues from previous operations are dissimilar, there will be no comparison of the quarters.

NET LOSSES for the three months ended September 30, 2006 and 2005 were $813,173 and $1,907,077 respectively and loses are expected to remain at this level through the end of 2007.

Management believes these results are due to the continued expansion of the business and developmental cost of the software program and its related expenses. These expenses are expected to remain high until the Wi-Fi and software programs are offered for sale, at which time there will be a decrease in the net operating loss.

              FIRST QUARTER ENDED SEPTEMBER 30, OF FISCAL YEAR ENDED

                                              JUNE 30, 2007     JUNE 30, 2006
                                              -------------     -------------
        WI-FI ISP  NET SALES                  $      10,746     $       6,408
        COST OF WI-FI SALES                         (39,892)          (33,322)
        SOFTWARE NET SALES                                0                 0
        COST OF SOFTWARE SALES                            0                 0
        SOFTWARE NET SALES                                0                 0
        COST OF SOFTWARE SALES                            0                 0
        NET LOSS                              $    (818,348)    $  (1,977,780)
        OTHER  INCOME (EXPENSES)                     34,067            37,176
        NET LOSS                              $    (813,173)    $  (1,907,077)

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

INFORMATION ON REPORTABLE SEGMENTS IS AS FOLLOWS:

(1) WISP: The resultant losses from operations for the Wi-Fi ISP segment, including the first quarter of fiscal year ended June 30, 2007 and 2006 are $29,146 and $26,914 respectively. These losses are expected to continue because of the expenses related to the startup of this operation.

(2) SOFTWARE: The expenditures for the Software encryption program segment for the first quarter of fiscal year ended June 30, 2007, are expected to continue related to the startup of this operation.

(3 INTERNET The expenditures for the development of the mini personal computer (UMPC) segment for the first quarter of fiscal year ended June 30, 2007, are expected to continue because of the expenses related to the startup of this operation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities at the end of the third quarter of fiscal year ended June 30, 2006, decreased by ($2,149,974) due to the use of stock for services which is an increase compared to the results for the same period ended 2005 of ($476,566). The Company has a source for capital so the Company can expand its Internet operations of establishing wireless Internet locations commonly referred to as Wi-Fi hotspots and to allow the continued development of its Phenom Software program, the Wi-Fi inception software, the social networking software and the production of S-XGen UMPC.

CAPITAL EXPENDITURES

Net cash used by operations activities of $739,911 for the first quarter period of fiscal year ended June 30, 2007 decreased by $2,452,409 compared to the net cash used in operational activities of $3,192,320 for the first quarter of fiscal year ended June 30, 2006. The decrease is due primarily to the decrease in development costs of its subsidiaries products and services and operations.

ACQUISITIONS

During the third quarter of fiscal year ended June 30, 2006 the Company acquired the patent rights to the ED-1 pocket personal computer for $500,000 cash and a capital investment of $500,000 over an 8 month period of time from the date of acquisition. This asset was transferred to Seamless Internet, Inc a subsidiary of Seamless Wi-Fi, Inc.

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

In April 2005 GLCD reversed its stock 1,000 shares of GLCD for 1 of GBCD (the new stock symbol) GBCD recently traded at $1.01 per share in low volume.


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

USE OF ESTIMATES

The preparation of the consolidated financial statements are in conformity with United States generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION ARRANGEMENTS

The Company issues shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of the Company's common stock on the date of each respective transaction. These transactions are reflected as a component of general and administrative expenses in the accompanying statement of operations.

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

STOCK ISSUANCE

DURING THE FIRST QUARTER ENDED SEPTEMBER 30, 2006 FOR THE FISCAL YEAR END JUNE 30, 2007:

Ayuda Funding, LLC converted 76,027 shares of Series A Preferred Stock into 760,270,000 shares of common stock to repay Ayuda in the amount of $2,392,991.

Global Debit Card Ltd. converted 100 shares of Series A Preferred Stock valued at $ 0.10 into 1,000,000 shares of common stock valued at $1,000.

500 shares of Series A Preferred Stock were converted into 5,000,000 shares of common stock for consulting services and expensed at $24,000.

8,100,000 shares of common stock were issued for services and expensed for officer's compensation at $81,000.

190,000,000 shares of common stock were issued to Ayuda Funding, LLC valued at $190,000.

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

Windsor Professional Plaza LLC converted 6,575 shares of Series A preferred stock into 65,750,000 shares of common stock of which 10,000,000 shares of common stock were issued for consulting services and expensed at $473,000.

DURING FISCAL YEAR ENDED JUNE 30, 2005 THE FOLLOWING STOCK WAS ISSUED. .

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

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

-------------- --------------------------------------------------------------------------------------------------
NUMBER         DESCRIPTION
-------------- --------------------------------------------------------------------------------------------------
31             Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

-------------- --------------------------------------------------------------------------------------------------
32             Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes Oxley Act of 2002 (filed herewith).
-------------- --------------------------------------------------------------------------------------------------

REPORTS ON FORM 8-K

May 26, 2006            Disclosure of conversion of Preferred A shares into common shares.
March 20, 2006          Disclosure of an "Asset Purchase and Investment Agreement" acquiring the patents to a mini computer
February 21, 2006       Response to SEC questions regarding the Registrants "Preliminary Proxy Statement".
February 21, 2006       Refiled name change from Alpha Wireless Broadband, Inc. to Seamless Wi-Fi, Inc.
January 26,2006         Disclosure of contract with Orion's Wave, Inc to complete the development of the software
                        program for Seamless Peer 2
January 26, 2006        Disclosure of name change from Alpha Wireless Broadband, In. to Seamless Wi-Fi, Inc
January 26, 2006        Notice of Default was sent on December 23, 2005 to Software Technology and
                        Consulting, Inc.
October 28, 2005        Disclosure entered into a non-binding Letter of Intent (the "LOI") with Intent Media
                        Works, Inc
October 20, 2005        Disclosure of an Asset Purchase Agreement with Indigo Technology Services, Inc.
June 28, 2005           Disclosure of name change to Seamless Wi-Fi, Inc.
April 6, 2005           Disclosure of stock issuance
March 17, 2005          Disclosure of appointments to the board of directors
January 19, 2005        Disclosure of Asset Purchase agreement with Seamless P2P,LLC and Seamless Peer 2 Peer,
                        Inc
December 21, 2004       Disclosure of issuance of Class A preferred stock in consideration of services rendered.
November 3, 2004        Disclosure of Creditor Trust
October 7, 2004         Disclosure of Location Provider Agreement
October 7, 2004         Disclosure of Location Provider Agreement
October 6, 2004         Disclosure of Letter of Intent dated September 29, 2004 entered into by and between
                        Alpha Wire Broadband, Inc., and Seamless P2P, LLC.
October 4, 2004         Disclosure of Certificate of Designation for Preferred Stock fro Alpha Wireless
                        Broadband, Inc.
September 21, 2004      Disclosure of name change from Internet Business's International, Inc. to Alpha
                        Wireless Broadband, Inc.
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


                                        SEAMLESS WI-FI, INC.
                                        F/K/A ALPHA WIRELESS BROADBAND, INC.

                                        Date:  November 20, 2006

                                               /s/ Albert R. Reda
                                               -------------------
                                               Albert R. Reda
                                               Chief Executive Officer,
                                               Chief Financial Officer