Form 10QSB
period 2006-12-31
SEAMLESS WI-FI, INC.
filed 2007-02-20
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-20259

                              SEAMLESS WI-FI, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                33-0845463
           ------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

               800 N. Rainbow Blvd., Ste. 200, Las Vegas, NV 89109
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (775) 588-2387
                                 --------------
                          (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 19, 2007, the number of shares of Common Stock issued and outstanding was 2,322,402,154

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

The following reports as filed by Seamless Wi-Fi, Inc. or its predecessors are incorporated by reference herein: (i) Form 8-K/A filed on November 22, 1999; and
(ii) Form 10-Q filed on December 1, 1999 Form 10-Q filed May 22, 2000.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3

         Balance Sheet - December 31, 2006                                    3

         Statements of Operations -
         For the three and six months ended December 31, 2006 and 2005        4

         Statements of Cash Flow -
         For the six months ended December 31, 2006 and 2005                  5

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        16

Item 3.  Controls and Procedures                                             20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21
Item 3.  Defaults Upon Senior Securities                                     21
Item 4.  Submission of Matters to a Vote of Security Holders                 21
Item 5.  Other Information                                                   21
Item 6.  Exhibits                                                            22

                                   SIGNATURES



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              SEAMLESS WI-FI, INC.
                      f/k/a ALPHA WIRELESS BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      December 31, 2006
                                                                      -----------------
                                     ASSETS

Current assets
      Cash                                                              $    182,136
      Notes receivable-related parties, current portion                      502,036
      Accrued interest receivable                                            144,114
                                                                        ------------

      Total current assets                                                   828,286

Property and equipment (net of accumulated depreciation $28,218)              67,033
Technology                                                                 1,207,071
Notes receivable - related parties (net of allowance $287,675)             1,354,948
Prepaid legal                                                                  5,000
Employee Advance                                                                 932
Restricted cash                                                               75,000
Security deposit                                                               6,600
                                                                        ------------

   TOTAL ASSETS                                                         $  3,544,870
                                                                        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
      Accounts payable                                                  $    723,353
      Accrued expenses                                                       261,959
      Payroll taxes                                                          131,050
      Judgments payable                                                      361,054
      Other current liabilities                                              862,995
      Payable to officer                                                       9,855
      Investment payable                                                     100,000
      Note payable related party                                               5,468
      Interest payable on long term debt                                     143,604
                                                                        ------------

      Total current liabilities                                            2,599,338

Long term debt                                                             3,400,000
                                                                        ------------

TOTAL LIABILITIES                                                          5,999,338

Stockholders' deficiency
Preferred A stock, par value $0.001, 10,000,000 shares authorized,
     781,414 shares issued and outstanding                                       781
Preferred B stock, par value $0.001, 10,000,000 shares authorized,
     0 shares issued and outstanding                                              --
Preferred C stock, par value $1.00, 5,000,000 shares authorized,
     300,000 shares issued and outstanding                                   300,000
Common stock, par value $0.001, 11,000,000,000 shares authorized,
     2,192,202,154 shares issued and outstanding                           2,192,201
Additional paid-in capital                                                18,314,871
Accumulated other comprehensive loss                                     (23,162,321)
                                                                        ------------

      Total stockholders' deficiency                                      (2,354,468)

Less: Treasury stock at cost                                                 100,000
                                                                        ------------

      Adjusted stockholders' deficiency                                   (2,454,468)
                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $  3,544,870
                                                                        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                  SEAMLESS WI-FI, INC.
                                          f/k/a ALPHA WIRELESS BROADBAND, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                Three Months Ended                     Six Months Ended
                                                   December 31,                           December 31,
                                            2006                2005               2006                 2005
                                            ----                ----               ----                 ----

Revenues                               $      10,894       $       3,546       $      21,640       $       9,954
Cost of revenues                              20,946               1,120              60,584              34,443
                                       -------------       -------------       -------------       -------------

Gross Income (Loss)                          (10,052)              2,426             (38,944)            (24,489)
                                       -------------       -------------       -------------       -------------

Expenses:
  Selling, general and admin                 150,978             200,076             295,440             296,636
  Software development costs                      --           1,500,570                  --           1,500,570
  Technology development costs                    --                  --                  --                  --
  Consulting                                 113,937             233,730             356,851             774,388
  Interest                                    80,616                  --             204,137             984,000
  Legal                                      166,724              69,437             176,293             106,971
  Officer Payroll                            136,531             111,550             277,531             291,450
  Finance                                     90,000                  --              90,000                  --
  Bad Debt                                    41,410                  --              58,410                  --
  Depreciation and amortization                7,938               1,828              15,875               1,828
                                       -------------       -------------       -------------       -------------

          Total Expenses                     788,134           2,117,191           1,474,537           3,955,843
                                       -------------       -------------       -------------       -------------

Net loss from operations                    (798,186)         (2,114,765)         (1,513,481)         (3,980,332)

Other income (expense)
    Cancellation of indebtedness             215,283             590,253             215,283             590,253
    Gain on disposal of equipment                 --               3,284                  --               3,284
    Interest                                   5,506            (118,839)             33,073            (227,546)
    Other                                     (6,500)                 --                  --              33,670
                                       -------------       -------------       -------------       -------------

Loss before income taxes                    (583,897)         (1,640,067)         (1,265,125)         (3,580,671)
                                       -------------       -------------       -------------       -------------

Minority interest                                 --             322,666                  --             356,193

Income taxes (benefit) (note 8)                   --                  --                  --                  --
                                       -------------       -------------       -------------       -------------

Net Loss                                    (583,897)         (1,317,401)         (1,265,125)         (3,224,478)
                                       =============       =============       =============       =============

Basic and Diluted
  loss per common shares               $       (0.00)      $       (0.02)      $       (0.01)      $       (0.04)
                                       =============       =============       =============       =============

Weighted average
  basic and diluted common shares        133,750,923         101,517,955         133,750,923         101,517,955
                                       =============       =============       =============       =============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                        SEAMLESS WI-FI, INC.
                                 f/k/a ALPHA WIRELESS BROADBAND, INC
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                          Six Months Ended
                                                                            December 31,
                                                                       2006              2005
                                                                       ----              ----
Cash flows used in operating activities
   Net loss from continuing operations                             $(1,265,125)      $(3,224,478)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                                     15,874             1,828
      Issuance of common stock for services                            184,050           648,775
      Issuance of common stock for payment of financing costs           90,000           984,000
      Write-down of capitalized software costs                              --         1,500,570
      Cancellation of indebtedness                                    (215,283)         (590,253)
      Minority interest                                                     --          (339,693)
      Bad debt expense                                                  58,410                --
      Prepaid legal                                                     (5,000)               --
      Payable to officer                                                    --                --
      Changes in operating assets and liabilities
             Accrued interest receivable                               (33,021)               --
             Accrued expense                                           261,959                --
             Accounts payable                                         (213,697)          132,420
             Other current liabilities                                  45,374            41,985
             Payroll taxes payable                                     (62,826)           16,927
             Judgements payable                                        (55,237)
             Interest payable                                          132,598                --
             Payable to officer                                        (19,491)          120,000
                                                                   -----------       -----------

   Net cash used by operating activities                            (1,026,178)         (763,156)

Cash flows used in investing activities:
    Intangible assets                                                 (559,125)          (85,000)
    Equipment                                                               --           (33,007)
    Employee advance                                                      (932)               --
    Investments                                                             88          (112,195)
    Advances to related party                                         (802,059)         (132,099)
                                                                   -----------       -----------

Net cash used in investing activities                               (1,362,028)         (362,301)

Cash flows from financing activities
    Net proceeds from debt issuance                                         --         1,452,471
    Increase in long term debt                                       2,540,000                --
    Repayment of notes payable                                              --           (79,500)
    Repayment of investment payable                                    (50,000)               --
    Repayment of advances from officer                                      --          (167,384)
    Repayment of related party advances                                (14,000)          (14,265)
                                                                   -----------       -----------

Net cash provided by financing activities                            2,476,000         1,191,322

   Increase (decrease) in cash                                          87,794            65,865
   Cash at beginning of period                                          94,342               270
                                                                   -----------       -----------
   Cash at end of period                                           $   182,136       $    66,135
                                                                   ===========       ===========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                  SEAMLESS WI-FI, INC.
                                           f/k/a ALPHA WIRELESS BROADBAND, INC
                                         SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                                       (Unaudited)

                                                                                                    Six Months Ended
                                                                                                      December 31,
                                                                                                  2006            2005
                                                                                                  ----            ----
Cash paid for:
   Interest                                                                                   $       --      $       --
   Taxes                                                                                      $       --      $       --

Noncash investing and financing activities
   Common stock issued for services                                                           $  160,050      $  648,775
   Common stock issued for payment of financing costs                                         $       --      $  984,000
   Common stock issued for officer's compensation                                             $       --      $       --

   Common stock issued for conversion of preferred A stock and settle operating expenses      $   24,000      $4,030,217
   Common stock issued for conversion of preferred A stock by Ayuda Funding, LLC              $2,392,991      $       --
   Common stock issued for conversion of preferred C stock                                    $       --      $  200,000
   Common stock and preferred stock issued for acquisition of assets                          $       --      $       --
   Common stock issued for investment                                                         $       --      $       --
   Subsidiary common stock issued for investment                                              $       --      $       --

                                           SEE NOTES TO FINANCIAL STATEMENTS.

                              SEAMLESS WI-FI, INC.
                      F/K/A ALPHA WIRELESS BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND OPERATIONS

The accompanying unaudited financial statements of Seamless Wi-Fi, Inc. have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years, as of the second quarter ended December 31, 2006 for fiscal year end June 30, 2007 the stockholders' deficiency is $2,454,468 and working capital deficiency is $1,771,052.

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

NOTE 3: LONG TERM DEBT

During the fiscal year end of June 30, 2006, the Company borrowed $4,600,000 under three loan agreements with Ayuda Funding LLC of which 184,000 of previously issued Series A convertible preferred shares are held as collateral. An additional loan was acquired during the second quarter in the amount of $1,400,000. These notes are in default which allows the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes. Interest on the unpaid principal amount is 6.5% per annum due and payable quarterly commencing June 21, August 1, August 15, 2006, and January 6, 2007 until such loan is paid in full. The total loan balance of $3,400,000 at December 31, 2006 is due and payable on October 6, 2009 with an accrued interest of $143,604.

NOTE 4: OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

         Credit cards payable                                 $ 364,991 (1)
         Payable to Integrated Communication                    221,817 (2)
         Various liabilities assumed from
             Alpha Tooling acquisition                          276,187
                                                              ---------
                                                              $ 862,995
                                                              =========

(1) Payments in varying amounts are due monthly with interest at 18% per annum.
(2)      Results from contract cancellation.

NOTE 5:  RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of December 31, 2006:

                                                                    Allowance for
                                                Loan/Advance      for uncollectible         Balance
                                                  Balance          loans/advances              Net
                                             -----------------   -------------------   ----------------
    Accepted Sales                  (A)      $        311,329                          $       311,329
    Carbon Jungle, Inc.             (B)               189,515    $          189,515                  -
    DK Corp.                        (C)                98,160                98,160                  -
    DLR Funding                     (D)               250,987                                  250,987
    1st Global Financial Service    (E,F)           1,294,668                                1,294,668
                                             -----------------   -------------------   ----------------

                                    Total:   $      2,144,659    $          287,675    $     1,856,984
                                             =================   ===================   ================


The above interest at annual rates ranges from 6% to 12%. The net balance at December 31, 2006 of the fiscal year end of June 30, 2007 in the amount of $1,856,984 matures in the fiscal years ended June 30 as follows:

                                    2007   $    400,877
                                    2008        406,110
                                    2009      1,049,997
                                           ------------
                                           $  1,856,984
                                           ============

(A) Accepted Sales is a division of 1st Global Financial Services noted below.
(B) The President of the Company is a Director of the Company; the Secretary of the Company is an officer of this Company. During the subsequent six months ended December 31, 2006, the Company has lent Carbon Jungle an additional $ 58,410.
(C)       DK Corp is a business held by David Karst. See Creditor Trust below.
(D) The President of the Company is a stockholder and director of this Company. The Secretary of the Company is an officer and stockholder of this Company. During the subsequent six months ended December 31, 2006, the Company has lent DLR Funding an additional $185,425 and received $60,537.
(E) The President of the Company is a stockholder and director of this Company. The Secretary of the Company is an officer and stockholder of this Company. A director of 1st Global is paid $10,000 per month by the Company, which is recorded as a loan receivable by the Company. During the subsequent six months ended December 31, 2006, the Company has lent 1st Global an additional $816,418.
(F)       The President of the Company is an officer of this Company.

The Company has recorded interest income on the above for the quarter ended December 31, 2006 of fiscal year end June 30, 2007 in the amount of $ 144,114.

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

The Company established a creditor trust pursuant to the terms and conditions of the trust agreement, shares of the Company's common stock were to be transferred in trust to KFG LLC, which has accepted the appointment as trustee.

The Company's creditor trust had been established to return the maximum amount to beneficiaries and to allow the Company to continue to operate without interruption.

Following the submission of claims and validation of such claims, the trustee was to liquidate the trust property and distribute the proceeds to the trust beneficiaries in a manner the trustee deems most beneficial.

NOTE 6: STOCKHOLDER'S EQUITY

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

Examples:

1. If the common stock 10 day average prior to the date of conversion, was trading at $.10 per share, one share of preferred C would convert into 10 shares of common.

2. If the common stock 10 day average prior to the date of conversion, was trading at $.001 per share, one share of preferred C would convert into 1,000 shares of common.

STOCK ISSUANCE

During the second quarter ended December 31, 2006 for the fiscal year end June 30, 2007:

Ayuda Funding, LLC converted 87,500 shares of Series A Preferred Stock into 875,000,000 shares of common stock.

7,905,000 shares of common stock were issued for services and expensed for officer's compensation at $79,050.

During the first quarter ended September 30, 2006 for the fiscal year end June 30, 2007:

Ayuda Funding, LLC converted 76,027 shares of Series A Preferred Stock into 760,270,000 shares of common stock to payback Ayuda in the amount of $2,392,991.

Global Debit Card Ltd. converted 100 shares of Series A Preferred Stock valued at $ 0.10 into 1,000,000 shares of common stock valued at $1,000.

500 shares of Series A Preferred Stock were converted into 5,000,000 shares of common stock for consulting services and expensed at $24,000.

8,100,000 shares of common stock were issued for services and expensed for officer's compensation at $81,000.

190,000,000 shares of common stock were issued by Ayuda Funding, LLC valued at $190,000.

NOTE 7: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $23,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $8,000,000 December 31, 2006. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2006 to December 31, 2006.

NOTE 8: COMMITMENTS AND CONTINGENCIES

LEASE

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for an office space and an automobile which will expire on June 14, 2007 and October 8, 2007, respectively. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the six months ended December 31, 2006 and 2005 is $13,200 and $10,123, respectively.

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

NOTE 9: SEGMENT INFORMATION

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

Information on reportable segments is as follows:

                                              Second quarter ended December 31,
                                                 2006                   2005
                                             -----------            -----------
Wi-Fi ISP net sales                          $    21,640            $     9,954
Cost of Wi-Fi sales                              (60,584)               (34,443)
Cost and expenses                             (1,474,537)            (3,955,843)
Other net income                                 248,356                399,661
Minority interest                                     --                356,193
                                             -----------            -----------
         Net loss                            $(1,265,125)           $(3,224,478)
                                             ===========            ===========

                           FORWARD-LOOKING STATEMENTS

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

PREVIOUS OPERATIONS

International Food and Beverage was incorporated on September 1987 in Delaware. It was listed on the Over the Counter Bulletin Board in June 1988. It operated in the food services industry until late 1997, at which time it ceased operations and remained dormant until December of 1998. At that time new management was put in place, and the Company's focus was changed to the Internet and its name was changed to Internet Business's International, Inc. In September 2004 the Company changed its name once again to Alpha Wireless Broadband, Inc. Then in May 2005 the Company changed its name again to Seamless Wi-Fi, Inc.

On January 1, 1999 the newly named Company began to offer goods and services over the Internet, starting with the development of an on-line B2C (business to consumer) E-Retail site, AuctionWinner.com. The site was launched in April 1999. In July 1999, the Company expanded their service offerings by acquiring an ISP (Internet Service Provider) by the name of LA Internet. The Company changed its domicile from Delaware to Nevada in the same year.

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

In July 2004 the Company established the Internet Business's International, Inc. Creditor Trust to pay the Company's creditors. KFG, LLC accepted the appointment as trustee, and is vested with the authority to settle outstanding matters with the Company's creditors willing to accept shares of the Company's common stock for settlement pursuant to the terms and conditions of the trust agreement.

In July of 2004, which is first quarter of fiscal year of June 2005, the Company, through its wholly owned subsidiary Skyy-Fi, Inc., began the installation of wireless Internet access equipment at businesses allowing their patron's access to the Internet for a fee.

In January 2005, the Company acquired the assets of Seamless P2P, LLC for the Company's subsidiary Seamless Peer 2 Peer, Inc., a developer and provider of a software program "Phenom(TM)" that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions. After the acquisition, on [May 2005] the Company changed its name to Seamless Wi-Fi, Inc. and changed Skyy-Fi, Inc. to Seamless Skyy-Fi, Inc. to unify the Company and its subsidiary in its presentation as "Seamless."

Current Operations

Seamless Wi-Fi, Inc. (www.slwf.net) is based in Las Vegas, Nevada, with three operating subsidiaries: Seamless Skyy-Fi, Inc. (www.skyyfi.com), Seamless Peer 2 Peer, Inc. (www.seamlessp2p.net) and Seamless Internet, Inc.
(www.seamlessinternet.com).

Seamless Skyy-Fi is forging a network of Wi-Fi Hot Spots in targeted geographic and vertical markets across the country and has achieved initial success providing hotel and retail Wi-Fi hotspots. Seamless Skyy-Fi also provides Wi-Fi users with Secure Internet Browsing (SIB) that encrypts the user's Wi-Fi signal.

Seamless Peer 2 Peer markets Phenom(TM) Virtual Internet Extranet encryption software, which provides SOX- and HIPAA-compliant secure peer mail, chat, file transfer, remote PC access, secure VoIP, video conferencing and white boarding.

Seamless Internet offers high security hosting services for Seamless Peer 2 Peer and Skyy-Fi clients and is not available for general public hosting services. Seamless Internet is also marketing the S-XGen a hand held ultra mobile personal computer and communication device as known as a "UMPC".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                            Six Months Ended   Six Months Ended
                                            December 31, 2006  December 31, 2005
                                            -----------------  -----------------
                                               (unaudited)        (unaudited)
Revenues                                      $      21,640     $       9,954
Cost of Revenues                                     60,584            34,443
                                              -------------     -------------
(Gross Loss)                                        (38,944)          (24,489)
                                              -------------     -------------
Expenses                                          1,474,537         3,955,843
                                              -------------     -------------
(Net Loss from Operations)                       (1,513,481)       (3,980,332)
                                              -------------     -------------
Other Income                                        248,356           755,854
                                              -------------     -------------
(Net Loss)                                       (1,265,125)       (3,224,478)
                                              -------------     -------------
(Net Loss) Per Share                                  (0.01)            (0.04)
Weighted Average Common Shares Outstanding      133,750,923       101,517,955


SIX MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED) COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

REVENUES

Revenues for the six months ended December 31, 2006 were $21,640 compared to $9,954 for the same period in 2005, an increase of 217 %. This increase in revenue was the result of increased revenue per location of the Skyy-Fi hot spots.

COST OF REVENUES

The cost of revenues for the six months ended December 31, 2006 was $60,584 compared to $34,443 for the six months ended December 31, 2005, an increase of 175 %. The Cost of Revenues will continue to increase as we bring new product and install new Wi-Fi locations to market

OPERATING EXPENSES

Operating expenses decreased by approximately 269% from $3,980,332 for the six months ended December 31, 2005 compared to $1,474,537 for the six months ended December 31, 2006. This decrease in operating expenses was a result of a reduction in the amount of write-offs that occurred during the previous corresponding period.

OTHER INCOME

Other income for the six months ended December 31, 2006 was $248,356 compared to $ 399,661 for the same period in 2005. Other income consists of primarily of debit forgiveness from the prior companies operation and due to the fact they have not been paid with the prescribed time as required by law we have to report that debt as income.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $22,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021.

NET LOSS

We experienced a net loss from operations of $ 1,265,125 for the six months ended December 31, 2006 which is $.01 per share on a weighted average as compared to a net loss of $ 3,224,478 for the six months ended December 31, 2005 which is $.04 loss per share. The decrease in the net loss is due to a decrease in the write-offs of investments and of the developmental cost for the Phenom software and a corresponding increase the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $828,286 and $66,135 at December 31, 2006 and 2005, respectively. Net cash used by operations was $(1,026,178) for the period ended December 31, 2006 compared to net cash used by operations of $(763,156) for the comparable period ended December 31, 2005. As a result of our continuing losses, our working capital deficiency has increased. The Company has funded our losses through an equity line of credit secured by preferred stock. The Company has defaulted on repayment of certain loan amounts advanced from the credit line and the lender took possession of the collateral. These losses will continue through the third quarter of 2007 at which time the Company should start generating revenue.

The revenue will be generated from the sales of the S-XGen, a mini computer which is produced by Seamless Internet, Inc and by the sale of Phenom software licenses. Phenom is a secure software programs developed by Seamless Peer 2 Peer, Inc.

We have a working capital deficit of $(1,771,052) as of December 31, 2006 compared to a working capital deficit of $(2,826,818) as of December 31, 2005. This is a decrease in the working capital deficit from the previous year and we expect these deficits to decrease as product development cost decrease and income increases from revenue generated by sales of the Companies products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(23,162,321) and a working capital deficit of approximately $(1,771,052) as of December 31, 2006. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

We will consider both the public and private sale of securities and/or debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives. Should sales growth not materialize, we may look to these public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would at a minimum negatively impact our ability to timely meet our business objectives.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies appears in the notes to the financial statements which are an integral component of this report.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on the company's financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Globalist Internet Technology, Inc. v. Internet Business's International, Inc.
------------------------------------------------------------------------------
et al
-----

In July 2003 Globalist [Internet Technology, Inc.insert full legal name] ("Globalist") filed an action against the Company and was awarded a judgment plus interest in the amount of approximately $301,000. [The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a tentative settlement with Globalist which required the payment by the Company of $75,000 by March 2005, subject to Court approval. On March 8, 2005 the Company transferred $75,000 to its lawyer's escrow account to satisfy the settlement. This cash is classified as restricted cash on the Company's balance sheet. The Company is still waiting for Court approval regarding the final settlement, at which time the funds will be paid pursuant to the settlement agreement. However, Globalist is contesting the settlement agreement and further court action is contemplated.

To the best knowledge of management, there are no other legal proceedings pending or threatened against the Company, its directors, officers, affiliates or any owner of record of 5% or more of the Company's voting securities.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On July 14, 2006, the Company entered into a Promissory Note and Security Agreement with 1st Global Financial Corporation for the sum of $1.5 million dollars, accruing interest at the rate of 12% per annum. Installment payments in the amount of $36,000 are due beginning at the earliest occurrence of (a) 90 days after the commencement of a private offering by the Company or (b) 45 days after the end of any quarter that the Company earnings after taxes and interest. The note matures on July 14, 2009. The note is secured by all the Company's assets.

On January 15, 2007, the Company entered into a Promissory Note and Revolving Line of Credit with DLR Funding, Inc for the aggregate sum of $700,000. Commencing April 15, 2007 and on July 15, 2007 and October 15, 2007, the Company shall be obligated to make payments of interest only. Quarterly thereafter, the payment amount will be three times the monthly payment ath would be due base don a 48 month amortization. The interest rate for this line of credit is 12%. The note matures on January 14, 2007.

ITEM 6.  EXHIBITS

The following Exhibits are filed herein:

Exhibit No.      Title
-----------      -----

2.                Agreement and Plan of Merger(1)

3.1               Articles of Incorporation(2)

3.2               Certificate of Amendment to Articles of Incorporation(3)

3.3               Certificate of Amendment to Articles of Incorporation(4)

3.4               Certificate of Amendment to Articles of Incorporation(5)

3.5               Bylaws(6)

10.1 Promissory Note and Security Agreement with 1st Global Financial Corporation agreement dated July 14, 2006*

10.2 Promissory Note and Revolving Line of Credit with DLR Funding, Inc. dated January 15, 2007*

10.3              DLR Funding, Inc. revised agreement dated January 15, 2007*

31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                 Filed herewith.
--------
(1) Incorporated by Reference to Exhibit 2 to Form 8-K/A filed on November 22, 1999.
(2) Incorporated by Reference to Exhibit 3.1 to Form 10Q filed on December 1, 1999.
(3) Incorporated by Reference to Exhibit 3.2 to Form 10Q filed on December 1, 1999.
(4) Incorporated by Reference to Exhibit 3.3 to Form 10-Q filed May 22, 2000.
(5) Incorporated by Reference to Exhibit 3.4 to Form 10-Q filed May 22, 2000.
(6) Incorporated by Reference to Exhibit 3.3 to Form 10Q filed December 1, 1999.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


DATED: February 19, 2007                        SEAMLESS WI-FI, INC.

                                                /s/  Albert Reda
                                                --------------------------------
                                                By: Albert Reda
                                                Its: Chief Executive Officer and
                                                Chief Financial Officer
                                                (Principal Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer)