Form 10QSB
period 2007-03-31
SEAMLESS WI-FI, INC.
filed 2007-05-21
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

As of May 9, 2007, the number of shares of common stock issued and outstanding was 3,548,768,509.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheet - March 31, 2007                                      2

          Statements of Operations -
          For the three and nine months ended March 31, 2007 and 2006         3

          Statements of Cash Flow -
          For the nine months ended March 31, 2007 and 2006                   4

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          14

Item 3.   Controls and Procedures                                            18

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.   Defaults Upon Senior Securities                                    19
Item 4.   Submission of Matters to a Vote of Security Holders                19
Item 5.   Other Information                                                  19
Item 6.   Exhibits                                                           19

                                   SIGNATURES                                20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SEAMLESS WI-FI, INC.
                          f/k/a ALPHA WIRELESS BROADBAND, INC.
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                                        MARCH 31, 2007
                                                                        --------------
                                        ASSETS

Current assets
    Cash                                                                 $     10,765
    Accounts receivable                                                       201,289
    Notes receivable-related parties, current portion                         709,116
    Accrued interest receivable                                               182,663
                                                                         ------------

    Total current assets                                                    1,103,833

Property and equipment (net of accumulated depreciation $36,156)               59,095
Technology                                                                  1,381,045
Notes receivable - related parties (net of allowance $296,837)              1,588,263
Prepaid legal                                                                   5,000
Restricted cash                                                                75,000
Security deposit                                                                6,600
                                                                         ------------

    TOTAL ASSETS                                                         $  4,218,836
                                                                         ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable                                                     $    467,900
    Accrued expenses                                                          211,000
    Payroll taxes                                                             128,706
    Judgments payable                                                         361,054
    Other current liabilities                                                 881,259
    Payable to officer                                                         11,804
    Investment payable                                                        100,000
    Interest payable on long term debt                                        219,645
                                                                         ------------

    Total current liabilities                                               2,381,368

Long term debt                                                              4,648,333
                                                                         ------------

TOTAL LIABILITIES                                                           7,029,701

Stockholders' deficiency
Preferred A stock, par value $0.001, 10,000,000 shares authorized,
   693,914 shares issued and outstanding                                          693
Preferred B stock, par value $0.001, 10,000,000 shares authorized,
   0 shares issued and outstanding                                                  -
Preferred C stock, par value $1.00, 5,000,000 shares authorized,
   300,000 shares issued and outstanding                                      300,000
Common stock, par value $0.001, 11,000,000,000 shares authorized,
   3,067,202,154 shares issued and outstanding                              3,067,201
Additional paid-in capital                                                 17,439,959
Accumulated other comprehensive loss                                      (23,513,718)
                                                                         ------------

                                                                           (2,705,865)

Less: Treasury stock at cost                                                  105,000
                                                                         ------------

    Total stockholders' deficiency                                         (2,810,865)
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $  4,218,836
                                                                         ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                             2

                                          SEAMLESS WI-FI, INC.
                                  f/k/a ALPHA WIRELESS BROADBAND, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                            Three Months Ended                Nine Months Ended
                                                 March 31,                         March 31,
                                           2007             2006             2007             2006
                                       -------------    -------------    -------------    -------------

Revenues                               $       9,350    $       8,581    $      30,990    $      18,535
Cost of revenues                              42,900           51,340          103,484           85,783
                                       -------------    -------------    -------------    -------------

Gross Income (Loss)                          (33,550)         (42,759)         (72,494)         (67,248)
                                       -------------    -------------    -------------    -------------

Expenses:
  Selling, general and admin                 184,389          141,124          479,829          437,761
  Software development costs                       -          140,452                -        1,641,022
  Consulting                                 129,243           70,024          486,094          844,413
  Interest                                    95,838                -          299,975                -
  Legal                                       92,492          114,283          268,785          221,254
  Officer Payroll                            101,549          119,280          379,080          410,730
  Finance                                     58,333          212,500           88,333          212,500
  Write down of investments                        -          270,384                -          270,384
  Bad Debt                                     9,162                -           67,572                -
  Depreciation and amortization                7,937            3,969           23,812            5,796
                                       -------------    -------------    -------------    -------------

          Total Expenses                     678,943        1,072,016        2,093,480        4,043,860
                                       -------------    -------------    -------------    -------------

Net loss from operations                    (712,493)      (1,114,775)      (2,165,974)      (4,111,108)

Other income (expense)
    Cancellation of indebtedness             250,454           58,827          465,737          649,080
    Gain on disposal of equipment                  -                -                -            3,284
    Interest income/(expense)                 50,586          (60,803)          83,659       (1,272,348)
    Other                                         56          (33,523)              56              147
                                       -------------    -------------    -------------    -------------

Loss before income taxes                    (411,397)      (1,150,274)      (1,616,522)      (4,730,945)
                                       -------------    -------------    -------------    -------------

Minority interest                                  -                -                -                -

Income taxes (benefit) (note 8)                    -                -                -                -
                                       -------------    -------------    -------------    -------------

Net Loss                                    (411,397)      (1,150,274)      (1,616,522)      (4,730,945)
                                       =============    =============    =============    =============

Basic and Diluted
  loss per common shares               $       (0.00)   $       (0.01)   $       (0.01)   $       (0.05)
                                       =============    =============    =============    =============

Weighted average
  basic and diluted common shares        133,750,923      101,517,955      133,750,923      101,517,955
                                       =============    =============    =============    =============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                   3

                                      SEAMLESS WI-FI, INC.
                              f/k/a ALPHA WIRELESS BROADBAND, INC
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                       Nine Months Ended
                                                                           March 31,
                                                                       2007            2006
                                                                  ------------    ------------
Cash flows used in operating activities
   Net loss from continuing operations                            $ (1,616,521)   $ (4,730,945)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                                   23,812          17,724
        Interest                                                       208,638
        Issuance of common stock for services                          184,050         775,036
        Issuance of common stock for payment of financing costs              -         984,000
        Write-down of capitalized software costs                             -       1,500,570
        Write-down of investments                                            -         270,384
        Cancellation of indebtedness                                  (465,737)       (649,080)
        Financing cost                                                 148,333         212,500
        Bad debt expense                                                67,573               -
        Prepaid legal                                                   (5,000)              -
        Changes in operating assets and liabilities
           Accounts receivable                                        (201,289)              -
           Accrued interest receivable                                 (71,570)              -
           Accrued expense                                             211,000               -
           Accounts payable                                           (469,150)        121,617
           Other current liabilities                                    63,638        (353,432)
           Payroll taxes payable                                       (65,170)         (7,759)
           Judgements payable                                                -        (290,589)
           Payable to officer                                           45,458               -
                                                                  ------------    ------------

   Net cash used by operating activities                            (1,941,935)     (2,149,974)

Cash flows used in investing activities:
    Intangible assets                                                 (865,045)              -
    Equipment                                                                -         (70,898)
    Technology                                                         (50,000)        (91,000)
    Propriety software                                                       -         (85,000)
    Investments                                                             88               -
    Advances to related party                                       (1,244,953)       (132,099)
                                                                  ------------    ------------

Net cash used in investing activities                               (2,159,910)       (378,997)

Cash flows from financing activities
    Payment of credit line                                                   -        (381,000)
    Sale of common stock                                                     -         381,000
    Purchase of treasury stock                                          (5,000)              -
    Increase in long term debt                                       4,109,569       2,877,471
    Repayment of notes payable                                         (66,833)        (79,500)
    Repayment of advances from officer                                       -          (8,952)
    Repayment of related party advances                                (19,468)        (75,814)
                                                                  ------------    ------------

Net cash provided by financing activities                            4,018,268       2,713,205

   Increase (decrease) in cash                                         (83,577)        184,234
   Cash at beginning of period                                          94,342             270
                                                                  ------------    ------------
   Cash at end of period                                          $     10,765    $    184,504
                                                                  ============    ============


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS,


                                               4

                                               SEAMLESS WI-FI, INC.
                                        f/k/a ALPHA WIRELESS BROADBAND, INC
                                      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                                    (Unaudited)

                                                                                              Nine Months Ended
                                                                                                December 31,
                                                                                                ------------
                                                                                              2007         2006
                                                                                              ----         ----
Cash paid for:
   Interest                                                                                $        -   $        -
   Taxes                                                                                   $        -   $        -

Noncash investing and financing activities
   Common stock issued for services                                                        $  160,050   $  775,036
   Common stock issued for payment of financing costs                                      $        -   $  984,000
   Common stock issued for officer's compensation                                          $        -   $        -

   Common stock issued for conversion of preferred A stock and settle operating expenses   $   24,000   $        -
   Common stock issued for conversion of preferred A stock by Ayuda Funding, LLC           $2,392,992   $4,096,547
   Common stock issued for conversion of preferred C stock                                 $        -   $  400,000
   Common stock and preferred stock issued for acquisition of assets                       $        -   $        -
   Common stock issued for investment                                                      $        -   $        -
   Subsidiary common stock issued for investment                                           $        -   $        -




                                        SEE NOTES TO FINANCIAL STATEMENTS.


                                                         5

                              SEAMLESS WI-FI, INC.
                      F/K/A ALPHA WIRELESS BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND OPERATIONS

The accompanying unaudited financial statements of Seamless Wi-Fi, Inc. have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with item 310(b) of Regulation SB. Accordingly; they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The unamortized computer software and computer software development costs were $1,570,000 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost was expensed and on January 2006, a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed. As of the third quarter ended March 31, 2007 for the fiscal year end June 30, 2007, there were no software development expenses.

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

STOCK BASED COMPENSATION

The Company has elected to early adoption of SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no options granted during the nine months ended March 31, 2007 and 2006, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159. SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years, and as of the third quarter ended March 31, 2007 for fiscal year end June 30, 2007 the stockholders' deficiency is $2,810,865 and working capital deficiency is $1,277,535.

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

NOTE 3: LONG TERM DEBT

During the fiscal year end of June 30, 2006, the Company borrowed $4,600,000 under three loan agreements with Ayuda Funding LLC of which 184,000 of previously issued Series A convertible preferred shares are held as collateral. Additional loans were acquired during the fiscal year end of June 30, 2007 in the amount of $2,800,000 of which 120,000 of previously issued Series A convertible preferred shares are held as collateral. These notes are in default which allows the note holder to convert the preferred stock to common stock. Proceeds from the converted stock paid off some of the notes. Interest on the unpaid principal amount is 6.5% per annum due and payable quarterly commencing June 21, August 1 and August 15, 2006, January 6, 2007, and April 5, 2007 until such loan is paid in full. The total loan balance of $4,648,333 at March 31, 2007 is due and payable on January 5, 2010 with an accrued interest of $219,645.

NOTE 4: OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

       Credit cards payable                         $ 376,371 (1)
       Payable to Integrated Communication            228,701 (2)
       Various liabilities assumed from
           Alpha Tooling acquisition                  276,187
                                                    ---------
                                                    $ 881,259
                                                    =========

(1)  Payments in varying amounts are due monthly with interest at 18% per annum.
(2)  Results from contract cancellation.

NOTE 5:  RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of March 31, 2007:

                                                         Allowance for
                                        Loan/Advance    for uncollectible     Balance
                                           Balance       loans/advances         Net
                                       ---------------   --------------    --------------
Accepted Sales                 (A)          $ 338,533                          $ 338,533
Carbon Jungle, Inc.            (B)            198,677        $ 198,677                 -
DK Corp.                       (C)             98,160           98,160                 -
DLR Funding                    (D)            650,773                            650,773
1st Global Financial Service   (E,F)        1,308,074                          1,308,074
                                       ---------------   --------------    --------------

                               Total:      $2,594,217        $ 296,837       $ 2,297,380
                                       ===============   ==============    ==============

The above interest at annual rates ranges from 6% to 12%. The net balance at March 31, 2007 in the amount of $2,297,380 matures in the fiscal years ended June 30 as follows:

                      2007      $   400,877
                      2008          506,599
                      2009        1,389,904
                                -----------
                                $ 2,297,380
                                ===========

(A)  Accepted Sales is a division of 1st Global Financial Services noted below.
(B) The President of the Company is a Director of the Company; the Secretary of the Company is an officer of this Company. During the nine months ended March 31, 2007, the Company has lent Carbon Jungle an additional $ 67,572.
(C)  DK Corp is a business held by David Karst. See Creditor Trust below.
(D) The President of the Company is a stockholder and director of this Company. The Secretary of the Company is an officer and stockholder of this Company. During the subsequent nine months ended March 31, 2007, the Company has lent DLR Funding an additional $ 666,509 and received $ 121,835.
(E) The President of the Company is a stockholder and director of this Company. The Secretary of the Company is an officer and stockholder of this Company. A director of 1st Global is paid $10,000 per month by the Company, which is recorded as a loan receivable by the Company. During the subsequent nine months ended March 31, 2007, the Company has lent 1st Global an additional $186,677 and received $193,271.
(F)  The President of the Company is an officer of this Company.

The Company has recorded interest income on the above for the quarter ended March 31, 2007 of fiscal year end June 30, 2007 in the amount of $ 182,663.

The Company owns 19% of the common stock of 1st Global Financial Services, Inc. (1st Global). Accepted Sales is a wholly owned subsidiary of 1st Global. Albert Reda, our CEO, is a director of 1st Global. 1st Global is in the debit/credit card processing business and is in the process of becoming a credit card processor. 1st Global will also collaborate with the Company to market Seamless Skyy-Fi services to its merchants. Accordingly, the Company has made advances to 1st Global until they can obtain permanent financing from other sources.

Creditor Trust

As of September 30, 2005, the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Albert Reda who is also the Officer and the Company's President.

The Company's creditor trust was established to return the maximum amount to beneficiaries and to allow the Company to continue operations without interruption.

Following the submission and validation of claims, the trustee is to liquidate the trust property and distribute the proceeds to the trust beneficiaries in a manner deemed most beneficial.

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

STOCK ISSUANCE

During the third quarter ended March 31, 2007 for the fiscal year end June 30, 2007:

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

NOTE 7: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $24,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $8,000,000 at March 31, 2007. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2006 to March 31, 2007.

NOTE 8: COMMITMENTS AND CONTINGENCIES

LEASE

The Company, through its Alpha Tooling Inc. subsidiary has entered into lease agreements for office space and an automobile which will expire on June 14, 2007 and October 8, 2007, respectively. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the nine months ended March 31, 2007 and 2006 was $31,358 and $25,589, respectively.

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL
----------------------------------------------------------

On March 30, 2006, the Superior Court of the State of California, County of Orange, entered a judgment against us and other defendants, jointly and severally, in the total amount of $452,714.79 in the matter of Globalist Internet Technologies, Inc. vs. Iron Horse Holdings, Inc., et al.

EMPLOYMENT CONTRACT

The Company has an employment contract with their Chief Executive Officer, Alfred Reda, that calls for a base salary of $240,000 for the year ended June 30, 2006 and an increase of $1,000 a month from July, 2006 until its expiration date in January, 2007. In addition, the contract includes a performance bonus based on the Company's sales levels from $2,000,000 to $12,000,000 in sales with a bonus ranging from 500,000 to 3,000,000 shares of common stock.

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

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. Information on reportable segments is as follows:

                                                 Third quarter ended March 31,
                                                   2007                 2006
                                               -----------          -----------
Wi-Fi ISP net sales                            $    30,990          $    18,535
Cost of Wi-Fi sales                               (103,484)             (85,783)
Cost and expenses                               (2,093,480)          (3,955,843)
Other net income                                   549,452              364,163
                                               -----------          -----------
Net loss                                       $(1,616,522)         $(3,224,478)
                                               ===========          ===========

NOTE 10: SUBSEQUENT EVENT

On May 8th Seamless Wi-Fi executed an agreement with Microsoft to acquire the licenses for the mobile operating system of the S-XGen.

The agreement requires Seamless Wi-Fi to pay Microsoft $490,000 per year for two years ending December 31, 2007 and December 31, 2008.

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

OVERVIEW

We have three operating subsidiaries: (1) Seamless Skyy-Fi, Inc. which provides wireless Internet access (commonly known as "Wi-Fi") at 30 business locations;
(2) Seamless Peer 2 Peer, Inc. which develops and provides a patent pending software program called Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, including its Freek2Freek social network; and (3) Seamless Internet, Inc. which offers high security hosting services for customers of Seamless Peer 2 Peer, Inc. and Seamless Skyy-Fi, Inc. and which is also manufacturing and marketing an ultra mobile personal computer named the S-XGen.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                            Nine Months Ended  Nine Months Ended
                                             March 31, 2007     March 31, 2006
                                               (unaudited)        (unaudited)
Revenues                                      $      30,990      $      18,535
Cost of Revenues                                    103,484             85,783
                                              -------------      -------------
(Gross Loss)                                        (72,494)           (67,248)
Expenses                                          2,093,480          4,043,860
(Net Loss from Operations)                       (2,165,974)        (4,111,108)
Other Income                                        549,452           (619,837)
(Net Loss)                                    $  (1,616,522)     $  (4,730,945)
(Net Loss) Per Share                          $       (0.01)     $       (0.05)
Weighted Average Common Shares Outstanding      133,750,923        101,517,955

NINE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

REVENUES

Revenues for the nine months ended March 31, 2007 were $30,990 compared to $18,535 for the same period in 2006, an increase of 165%. This increase in revenue was the result of further enhancement of Wi-Fi services at our Skyy-Fi locations.

COST OF REVENUES

The cost of revenues for the nine months ended March 31, 2007 was $103,484 compared to $85,783 for the nine months ended March 31, 2006, an increase of 120%. The increase in cost of revenue is because of the cost of our enhanced services offered by our Skyy-Fi hot spots.

OPERATING EXPENSES

Operating expenses decreased by approximately 52% from $4,111,108 for the nine months ended March 31, 2006 compared to $2,165,974 for the nine months ended March 31, 2007. This decrease in operating expenses was a result of a reduction in the amount of write-offs that occurred during the previous corresponding period.

OTHER INCOME

Other income for the nine months ended March 31, 2007 was $549,452 compared to a loss of $619,837 for the same period in 2006. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and we now have to report that debt as income. During the corresponding period ended March 2006, the debt forgiveness of $652,511 was offset by the increase in write-offs of $1,272,348.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $23,513,718 to offset future taxable income. Such carry forwards expire in the years beginning 2021.

NET LOSS

We experienced a net loss from operations of $1,616,522 for the nine months ended March 31, 2007 as compared to a net loss of $4,730,945 for the nine months ended March 31, 2006. The decrease in the net loss is due to a reduction in the write-offs of investments and of the developmental cost for the Phenom software and a corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,103,833 and $184,504 at March 31, 2007 and 2006, respectively. Net cash used by operations was $1,941,935 for the period ended March 31, 2007 compared to net cash used by operations of $2,149,974 for the comparable period ended March 31, 2006.

As a result of our continuing losses, our working capital deficiency has increased. We have funded our losses through an equity line of credit secured by preferred stock. We have defaulted on repayment of certain loan amounts advanced from the credit line and the lender took possession of the collateral. We anticipate these losses will continue through 2007.

We have a working capital deficit of $1,277,535 as of March 31, 2007 compared to a working capital deficit of $3,106,867 as of March 31, 2006. This is a decrease in the working capital deficit from the previous year and we expect these deficits to decrease as product development costs decrease and income increases from revenue generated by sales of our products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $23,513,718 and a working capital deficit of approximately $1,277,535 as of March 31, 2007. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

We will consider both the public and private sale of securities and/or debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives. Should sales growth not materialize, we may look to these public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital would negatively impact our ability to timely meet our business objectives.

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

USE OF ESTIMATES

The preparation of our consolidated financial statements is in conformity with United States generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION ARRANGEMENTS

We issue shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued as determined, based upon the closing price of our common stock on the date of each respective transaction. These transactions are reflected as a component of general and administrative expenses in the accompanying statement of operations.

INFLATION

The moderate rate of inflation over the past few years has had an insignificant impact on our sales and results of operations during the period.

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $23,513,718 to offset future taxable income. Such carry forwards expire in the years beginning 2021.

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $23,513,718 as of March 31, 2007. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2006 to March 31, 2007 was an increase of approximately $1,616,521.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 30, 2006, the Superior Court of the State of California, County of Orange, entered a judgment against us and other defendants, jointly and severally, in the total amount of $452,714.79 in the matter of Globalist Internet Technologies, Inc. vs. Iron Horse Holdings, Inc., et al. On May 15, 2007 attorney's for the Company were paid $75,000 as payment in full in the matter of Globalist Internet Technologies, Inc. vs. Iron Horse Holdings, Inc., et al.


To the best knowledge of management, there are no other legal proceedings pending or threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

      NO.           TITLE
      ---           -----

      31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 15, 2007                   SEAMLESS WI-FI, INC.


                                      /S/ALBERT REDA
                                      --------------
                                      By: Albert Reda
                                      Its: Chief Executive Officer and
                                      Chief Financial Officer (Principal
                                      Executive Officer, Principal Financial
                                      Officer and Principal Accounting Officer)