Form 10KSB
period 2007-06-30
SEAMLESS WI-FI, INC.
filed 2007-10-15
CIK 880584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                       Commission file number: 000-202559

                              SEAMLESS WI-FI, INC.
            ---------------------------------------------------------
           (Name of Small Business Issuer as specific in its Charter)

                        NEVADA                                   33-0845463
                        ------                                   ----------
            (State or Other Jurisdiction of                   (I.R.S. Employer
            Incorporation or Organization)                   Identification No.)


800 N. RAINBOW BLVD., STE. 200, LAS VEGAS, NV                          89109
---------------------------------------------                          -----
 (Address of Principal Executive Offices)                            (Zip Code)

         Issuer's telephone number, including area code: (775) 588-2387
                                                         --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No __

For the year ended June 30, 2007, our revenue was $42,717.

As of October 4, 2007, the number of shares of common stock outstanding was 6,841,422,154. The aggregate market value of our common stock held by non-affiliates of the registrant as of October 4, 2007 was approximately $2,023,110 (based upon 6,743,701,705 shares at $.0003 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999, filed on May 19, 1999; (ii) Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999, filed on December 1, 1999; (iii) Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 22, 2000; (iv) Current Report on Form 8-K, filed on October 4, 2004; (v) Current Report on Form 8-K, filed on October 7, 2004; (vi) Annual Report on Form 10-KSB for the fiscal year June 30, 2004, filed on November 12, 2004; (vii) Current Report on Form 8-K, filed on January 19, 2005 and (viii) Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006, filed on February 20, 2007.

                                                  TABLE OF CONTENTS
                                                                                                               PAGE
                                                                                                               ----

ITEM 1   DESCRIPTION OF BUSINESS..................................................................................1

ITEM 2   DESCRIPTION OF PROPERTY..................................................................................9

ITEM 3   LEGAL PROCEEDINGS........................................................................................10

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................10

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS................................................10

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................11

ITEM 7   FINANCIAL STATEMENTS.....................................................................................17

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................17

ITEM 8A  CONTROLS AND PROCEDURES..................................................................................17

ITEM 8B  OTHER INFORMATION........................................................................................17

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT.............................................................................................17

ITEM 10 EXECUTIVE COMPENSATION....................................................................................19

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS............21

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.................................11

ITEM 13 EXHIBITS..................................................................................................22

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................................22

SIGNATURES .......................................................................................................24

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

DEVELOPMENT OF BUSINESS

Seamless Wi-Fi, Inc. has three operating subsidiaries: (1) Seamless Skyy-Fi, Inc. which, beginning in June 2004, provides wireless Internet access (commonly known as "Wi-Fi"); (2) Seamless Peer 2 Peer, Inc. which, beginning in January 2005, develops and provides a patent pending software program called Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, including its Freek2Freek social network; and (3) Seamless Internet, Inc., established in November 2005, which offers high security hosting services for customers of Seamless Peer 2 Peer, Inc. and Seamless Skyy-Fi, Inc. and which is also manufacturing and marketing an ultra mobile personal computer named the S-XGen.

BUSINESS

SEAMLESS SKYY-FI, INC.

Seamless Skyy-Fi, Inc. provides wireless Internet access at business locations. This service is referred to as "wireless fidelity" or "Wi-Fi" and the locations where this service is available are known as "Wi-Fi hot spots."

Seamless Skyy-Fi is also the developer of the patent pending software program that provides Wi-Fi users with Seamless-Secure Internet Browsing (S-SIB(TM)) that encrypts the user's Wi-Fi signal. Seamless Skyy-Fi released its proprietary S-SIB(TM) technology on August 15, 2007.

COMPETITION

The market for Internet services is highly competitive. There are no substantial barriers for entry into the Wi-Fi market, based upon the advances of Internet technology. Management expects competition to continue to grow and intensify. This is especially true in the acquisition and installation of Wi-Fi hot spots. We believe creating Wi-Fi hot spots is one of the fastest growing segments of the Internet and both the private and public sector are becoming involved in the market.

Our competition includes, but is not limited to, the following companies:

     o        Advanced Internet Access, LLC
     o        FatPort
     o        Netnearu Corp.
     o        Wayport, Inc
     o        Wi-Fi Guys, LLC
     o        Netopia, Inc.
     o        Icoa, Inc.

Several companies, such as Starbucks and T-Mobile, have jointly entered into the competition with their own Wi-Fi locations. Other companies, such as ICOA, are attempting to acquire existing independent Wi-Fi companies. Other attempts are being made to develop roaming agreements between the Wi-Fi locations and companies to allow more access to existing Wi-Fi customers. Cellular telephone companies are trying to organize a network of Wi-Fi locations under their umbrellas. Other cellular telephone companies, such as Sprint, are also offering mobile Internet access through connection to their cellular networks. The hospitality industry is going to a free Wi-Fi model and fast food chains are offering service for a fee for Wi-Fi access at their locations.

Another factor that impacts the Wi-Fi sector is that there are venues, such as cities and colleges, that are offering free Wi-Fi. Management feels that free Wi-Fi will not work because there are fixed costs for bandwidth that have to be paid by someone. Other costs which are also not free nor can they be waived, are costs of the broadcast radios, routers and antennas. Free Internet has been tried in the past, for example Net Zero had to move away from that model due to the fact that revenue from advertisers did not offset the hard cost of accessing the Internet.

Competitors that have access to financial markets and cutting edge technological resources will remain viable for growth and expansion. These and other types of competitors for Internet access are expected to continue making substantial expenditures to promote, expand and improve their on-line properties.

With the continued growth of the technology sector and the increased competition for the Wi-Fi Internet access business, there has been a corresponding increase in the number of business failures, which has negatively impacted availability of funds for these developing businesses. These occurrences have also impacted the availability of funds for us. We have obtained funding for acquisition and deployment of its Wi-Fi hot spot locations.

Several of the principal competitive factors which would determine success in our targeted markets are:

     o        location;
     o        high speed bandwidth availability;
     o        customer base;
     o        fee arrangement, i.e., location owner pays vs. end user pays;
     o        potential number of simultaneous users; and
     o        implementation costs.

To acquire locations, we plan on using a small in-house sales staff and several independent salespersons. This allows us to adjust sales activities as required. The in-house sales staff also allows us to maintain continuity with the sales training and presentations of the independent sales personnel.

MARKETING PLAN

We plan to concentrate our marketing campaign within a given region first to businesses within the chosen area that meet the criteria determined by our management. The types of businesses that meet the criteria include coffee shops, carwashes, and hotels. Once a Wi-Fi hot spot location is established, we plan to advertise in order to inform the consumer of the availability of Wi-Fi service at that location.

Once it establishes name recognition within the marketed region, we plan to refocus our marketing campaign to another region and/or business type.

Our marketing campaign will use on-line services, web site placement and advertising networks, as well as traditional off-line media such as radio and direct mail print to convey to the business owner/operator and the consumer the services we offer. We also plan to use direct telemarketing and facsimile services to inform the business owner/operator and consumer of our services. Accordingly, we will incur increased costs associated with advertising our services to business operators and consumers.

SEAMLESS PEER 2 PEER, INC.

Seamless Peer 2 Peer, Inc. hired a development team to create its proprietary, patent pending Phenom(R) Encryption Software. Phenom(R) software allows secure communications over Wi-Fi, local area network ("LAN"), and wide area networks ("WAN") with its Virtual Internet Extranet Network technology. Phenom(R) software provides secure peer mail, chat, file transfer, and remote PC access in a two-megabyte download. Phenom(R) software's application protocol interface ("API") also supports voice over Internet protocol ("VoIP"), video voice conferencing, and white boarding. We anticipate that Phenom(R) will be available in 2008.

Seamless Peer 2 Peer, Inc. also hired a development team to create its first encrypted secure peer to peer social network, Freek2Freek (WWW.FREEK2FREEK.COM). Freek2Freek will be a secure social web network developed by using the Phenom secure backbone for Freek2Freek. Freek2Freek is being built to be safe and secure for users, which will have a significant advantage over non-secure social networks that potentially risk users' identities and personal information. Seamless Peer 2 Peer expects to launch Freek2Freek in 2008.

Upon launch, Freek2Freek will offer high levels of security and user verification because its patented backbone is based upon Seamless Peer 2 Peer's Phenom Secure Private Network layer technology, which allows transmission of data to peers over conventional IP networks in such a way that information can be shared among peers even if one or more are behind proxies, firewalls, or network address translations (also known as "NATs" Network Masquerading, Native Address Translation and IP Masquerading). Freek2Freek will be an online community where everyone who interacts will be authenticated and all communications will be encrypted.

Seamless Peer 2 Peer is concentrating on establishing a client base for its software products.

The Peer 2 Peer potential client base includes the following entities and end users:

         o Government agencies: Providing government agencies secure direct permission based access to other government agencies in a server-less "dark-net" environment. Government agencies can share information in a highly secure, highly encrypted "FIPS 142" compliant secure networking and collaborative dark-net, allowing direct communication and information sharing in a Peer-2-Peersetting. Communications between field operatives and home-based peers can be accommodated from personal computer to hand held device.

         o Corporations: Providing corporations with an enhanced government standard encrypted communication and collaboration resource tool. Acting as a VPN client with communication (Voice over Internet protocol, video conferencing, chat and peer mail), as well as a suite of collaborative tools (white boarding, application sharing, and cooperative web surfing, and file sharing), companies can enhance work flow and productivity of their remote and mobile workforce in a secured and controlled work environment.

         o Technology and network consultants: Providing their customer base with cost effective, secure and feature rich networking solutions. The Phenom client and server provide end-to-end communication and collaboration tools for consultants looking for cost effective solutions for their customer base.

         o ISP, WISP, Wi-Fi providers: Can license, white label and resell the technology by offering secure network keys to their small business client base as well as create individual networks for their enterprise business clientele. Additionally, ISP, WISP and Wi-Fi providers can add a secure web surfing feature to their end user customer base as a value added service. Additionally, by providing Voice over IP and video conferencing the ISP's will see additional value added services that they can offer their customer base to enhance their bottom lines.

o File sharing companies: Can license the technology and white label it as their own to provide the most seamless and easily integrated file sharing mechanism available in the Peer-2-Peer space today.

COMPETITION

The market for Internet based software services is highly competitive. There are substantial barriers for entry into the software internet service market.

Our competition for Seamless Peer 2 Peer's products includes, but is not limited to, the following companies.

     o        Grouper Networks, Inc.
     o        Citrix Systems, Inc.
     o        Peerme, Inc.
     o        3AM Labs, Inc.
     o        Amteus Ltd.
     o        Eclectic Endeavours, Inc.
     o        Seclarity, Inc.
     o        Securit-e-doc, Inc.

MARKETING PLAN

Seamless Peer 2 Peer's marketing plan incorporates four basic distribution channels:

         1. Direct sales that target vertical market networks for example: healthcare providers, government agencies, defense contractors, military, non-profits, etc. The direct sales staff will focus on the domestic market.

         2. OEM distribution sales to private networks as well as general users. Furthermore, they will be able to bundle the SeamlessP2P client software for handheld devices, PDA's, desktop computers and laptops.

         3. Affiliates, resellers and partners sales by offering the Seamless product through Internet Service Providers (e.g., cable, DSL, etc.), networking and IT solution providers, Internet business portals and wireless internet service providers.

         4. Internet/online users are able to download the program for their daily Internet usage.

PROPRIETARY SOFTWARE

Seamless Peer 2 Peer is the developer of the proprietary (patent pending) Phenom(R) Encryption Software. Phenom(R) Software allows secure communications over Wi-Fi, local area network (LAN), and wide area networks (WAN) with its Virtual Internet Extranet Network technology. Phenom(R) software provides secure peer mail, chat, file transfer, and remote PC access in a two-megabyte download. Phenom(R) software's application protocol interface (API) also supports voice over internet protocol (VoIP), video voice conferencing, and white boarding.

SOCIAL NETWORKING

The Phenom(R) software client is an integral part of Seamless Peer-2-Peer's social networking environment. Freek-2-Freek will be a secure place for teens and the 18 to 34 demographic to share and communicate freely with their friends and family. By providing permission based communications and closed friend networks, users can be sure that their online social interactions are secure.

Users will have the freedom to control their web page and presence as well as whom they do and do not want to interact with. Additional communications and interactions will be enhanced utilizing the Phenom(R) client to incorporate voice and video to its more traditional communication applications of chat and e-mail. Additional functions and features will allow users to share content with their peers utilizing the file sharing mechanism, as well as creating new and original content for their personal web pages using the application sharing tool, as well as the white boarding function.

Enhanced content, enhanced communication and enhanced security are the differentiating factors between Freek-2-Freek and its current online competitors. Freek-2-Freek intends to provide free to the user advertising revenue driven content on the network to be shared freely between friends and peers and secured with the Seamless Wi-Fi Digital Rights Management solution better known as DRM. Using our DRM solution on the Freek-2-Freek network, we will be able to monitor the flow of DRM encrypted content throughout the network thus tracking file downloads and advertisement plays per file. DRM encrypted files can be any downloadable file to a PC or hand held device, these files include music files, video files, or document files, files size is not an issue as full length feature films can be encrypted as well. The DRM encrypted files will not be available for permanent download but tethered to the content server and deleted after a certain amount of plays. Number of plays will be determined by advertising dollars and costs incurred to distribute content. Permanent downloads will be available when an end user decides to purchase the movie, song or album that he or she wishes to own.

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

SEAMLESS INTERNET, INC.

Seamless Internet, Inc. offers hosting services for Seamless Peer 2 Peer and Skyy-Fi clients and is not available for general public hosting services. Seamless Internet, Inc. has contracted the manufacturing of the S-XGen (Seamless neXt Generation) Pocket Personal Computer. The S-XGen has been fitted with a 20GB hard drive, 256Kb RAM and its dimensions are 6.5" X 3.8" X 1.125". It includes a TFT Transflective Touch Screen viewable in sunlight, 802.11b/g and Bluetooth connectivity, SD MMC and Compact Flash sockets, 2-USB 2.0 ports, and a near full sized QWERTY folding keyboard, stereo speakers and inputs/outputs, docking socket and tri-band cell phone communications.

Seamless Internet was originally created to provide in-house server solutions for parent company Seamless Wi-Fi. The expansion of services was driven by Seamless Wi-Fi's product and services growth.

Seamless Internet's Services were first expanded with Seamless Wi-Fi's acquisition of the Peer 2 Peer Software and the creation of our Peer 2 Peer subsidiary. Many of the clients acquiring the Phenom(R) software program did not have the capability of properly securing their new sever, to either insure the integrity of the software or be able to provide the technical support required to support the software program.

Thus Seamless Internet was expanded and the acquisition of FMS NetCheck in February 2006 allowed us to offer Web-monitoring for our clients as part of our hosting services. These services were created to facilitate the eventual implementation of Phenom(R) secure communications services for clients who do not have Oracle-compatible equipment and do not wish to purchase their own Oracle server. Creating our own high-security hosting facility provides the most robust infrastructure possible to potential clients seeking secure network services. We have clients that are interested in our products that do not have the information security systems and hardware in place for fail-safe implementations. Offering secure hosting services allows us to meet this potential client demand while also giving us the ability to support our products in the most efficient manner.

In March 2006, we acquired the patent, development and marketing rights for the ED.1 (Entertainment Device) minicomputer and communication device from Vercel Corporation. The ED.1 is an ergonomically-designed portable entertainment device and full-fledged computer boasting a form factor of 5" x 4" x 2" and weighing less than 12 ounces. When closed, it offers an MP3 player, a gaming device when opened, and a full-fledged internet communications device and computer when the integrated keyboard is unfolded. The keyboard offers almost full-size keyboard functionality and ergonomics.

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

The new unit's size places it in between the "Palm and the Lap Top" size category - in the Ultra Mobile Personal Computer (UMPC) class of minicomputers and as such, it can be transported easily because it readily fits into a pocket or a purse, or be easily carried by hand. It does not require a carrying case, and despite its small size, it is designed so that its batteries can last up to eight hours.

Seamless Internet named its mobile minicomputer the S-XGen (for Seamless Next Generation) Mobile Computing and Communications Device. In addition, we have been undertaking an aggressive redesign and are preparing for volume manufacturing of the device. We have also expanded the features and functionality of the S-XGen, including increasing standard internal memory from 128 Kb to 256 Kb, integrating an onboard camera and also more gaming buttons to facilitate gaming interactivity.

COMPETITION

Management feels that even though there are over 1,000 different devices that fall within the mini-mobile, communication, location (GPS), and computer, none have an almost full size keyboard and comparable feature set. However, indirect competitors include Nokia, Sony, T-Mobile, and Verizon, among others.


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

Pre-market test units are being Beta tested and reviewed now. We expect that we will be manufacturing units by the end of 2007

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Raw material used for molded parts and circuit boards are readily available with limited lead time. Parts such as CPUs and hard drives are also standard productions parts and are readily available. However some of our parts do require an eight week lead time. These parts are also available through many suppliers.

DEPENDENCE ON MAJOR CUSTOMERS

We are not dependent on any one customer for a substantial portion of our sales of any product or service.

INTELLECTUAL PROPERTY

We own the following registered trademarks:

     o        Phenom
     o        Seamless P2P
     o        Seamless Peer2Peer
     o        !
     o        PP

We have applied for trademark registration for the following marks:

     o        Freek2Freek
     o        Phenom Mobile
     o        S-SIB
     o        Seamless SIB
     o        Get SINB
     o        Get Phenom
     o        SINB
     o        SXGEN

We have patents pending for the:

   o        Phenom(R) Encryption Software
   o        S-SIB (TM)
   o        Various accessories for the S-XGen (TM)

GOVERNMENT APPROVAL

Regulation of the following areas could impact our operations:

REGULATION OF THE INTERNET

To date, there has been some regulation of content providers on the Internet and this regulation may increase due to the increasing popularity and use of the Internet by broad segments of the population. It is possible that new laws and regulations may be passed and/or adopted with respect to the Internet pertaining to access, content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. No one is able to predict the effect, if any, what future regulatory changes or developments may have on the demand for Internet services, access and/or other Internet-related activities. Changes in the regulatory environment relating to the Internet access industry may include the enactment of laws and/or regulations that directly or indirectly affect the costs of telecommunications and Internet access. These changes could increase competition from national and/or regional telephone companies and other Internet access providers. These changes could adversely affect our business, operating results and financial condition.

REGULATION OF INTERNET ACCESS

We provide Internet service by using Internet access provided by telecommunications carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. Internet access providers are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. Currently, we are not subject to federal regulations applicable to telephone companies and similar carriers because the Internet access services offered are provided by third-party telecommunications providers. To date, no state has attempted to exercise economic regulation over Internet service providers.

REGULATION OF WIRELESS ACCESS

Wi-Fi Internet access products primarily operate in unregulated frequencies. Due to the growth of Wi-Fi and the corresponding increased use within this bandwidth, there may be regulation in the near future. The regulation could impact broadcast range and use within given locations; however, at present the broadcast frequency remains unregulated.

REGULATION OF PEER 2 PEER COMMUNICATION

The courts and the legislature have recently become active in the peer 2 peer communications space, which can negatively impact us due to our acquisition of peer 2 peer software technology.

If the legislatures and court determine that this type of communications violates existing laws and/or new laws may be proposed that could limit and/or prohibit this type of communication then this could have a negative impact on our ability to generate revenue from this type of communications.

REGULATION OF COMMUNICATION DEVICES

Communications industry regulation changes rapidly, and such changes could adversely impact us. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here also may influence our business.

Communications services are regulated to varying degrees at the federal level by the Federal Communications Commission ("FCC") and at the state level by public utilities commissions ("PUCs"). Seamless's suite of wireless broadband products and services is subject to federal regulation in a number of areas, including the licensing and use of spectrum, and the technical parameters, certification, marketing, operation and disposition of wireless devices. Applicable consumer protection regulations also are enforced at the federal and state levels. his does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of ongoing judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry is regulated and the manner in which we operate. We cannot predict the outcome of any of these matters or their potential impact on our business and as such cannot predict potential risks in our development efforts in these areas.

RESEARCH AND DEVELOPMENT COSTS

We spent $1,274,000 on research and development during the fiscal year ended June 30, 2007 as compared to $516,000 spent on research and development during the year ended June 30, 2006.

Since the end of the fiscal year June 30, 2007 to date, we have spent an additional $447,000 on research and development.

EMPLOYEES

As of the date hereof, we have seven full-time employees and ten independent contractors. We hire independent contractors for sales personnel, technical support and installation expertise. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The following locations are the principal places of business of the Company, some of the Companies share facilities:

800 N. Rainbow Blvd., Ste 208  3155 E. Patrick Lane Ste 1 2050  Russett Way, Ste 338,
Las Vegas, Nevada 89107        Las Vegas, Nevada 89120          Carson City, Nevada 89703

We rent some of the locations on a month-to-month basis and it leases, through its subsidiary, other locations. The monthly office rental and lease agreements (which expire on August 31, 2010) are listed below. Rental and lease expense under these agreements for the years ended June 30, 2007 and 2006 were $47,222 and $35,136, respectively. Commitments under the current monthly rentals and operating leases are as follows:

         Fiscal year ending June 30:

Rental                              Leases
Monthly  $800                       2008     $ 53,687
                                    2009       50,340
                                    2010       50,340


ITEM 3.  LEGAL PROCEEDINGS

On March 30, 2006, the Superior Court of the State of California, County of Orange, entered a judgment against us and other defendants, jointly and severally, in the total amount of $452,714.79 in the matter of Globalist Internet Technologies, Inc. vs. Iron Horse Holdings, Inc., et al.

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SLWF." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                     HIGH               LOW
2005
     Third Quarter..........................         0.63              0.30
     Fourth Quarter.........................         0.40            0.0039

2006
     First Quarter..........................         0.14             0.011
     Second Quarter.........................        0.155            0.0251
     Third Quarter..........................        0.048            0.0245

     Fourth Quarter.........................        0.026            0.0039


2007
     First Quarter..........................      0.00319           0.00162
     Second Quarter.........................       0.0015          0.000625

On October 3, 2007, the closing sale price was $0.0003.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of October 4, 2007, there were approximately 163 shareholders holding certificated securities and approximately 70,000 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts.

DIVIDENDS

We have paid no cash dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

NONE.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

OVERVIEW

During the fiscal year ended June 30, 2007, Seamless Wi-Fi, Inc, through its subsidiaries Seamless Skyy-Fi, Inc, Seamless Peer 2 Peer, Inc, and Seamless Internet, Inc. Inc. was/and is in the process of developing products and services to offer to the business community and consumers.

Seamless Skyy-Fi, Inc. has developed the Seamless Secure Internet Browsing (S-SIB(TM)) software program for use by the consumer to access the Internet in a secure Wi-Fi signal. S-SIB(TM) encrypts Wi-Fi transmissions signal based upon RSA's government certified 256 bit AES encryption. Seamless Skyy-Fi, Inc. released its proprietary S-SIB(TM) technology on August 15, 2007. Seamless Skyy-Fi, Inc. also maintains 30 Wi-Fi locations at hotels and other locations. Seamless Skyy-Fi, Inc. also provides 24/7 tech support for its Wi-Fi locations and for the S-SIB(TM) software program.

Seamless Peer 2 Peer, Inc. is developing its proprietary, patent pending Phenom(R) Encryption Software. Phenom(R) encrypts Peer 2 Peer communications based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastructure flexible telecom data and voice transport solutions.

Phenom(R) software allows secure communications over Wi-Fi, local area network ("LAN"), and wide area networks ("WAN") with its Virtual Internet Extranet Network technology. Phenom(R) software provides secure peer mail, chat, file transfer, and remote PC access in a two-megabyte download. Phenom(R) software's application protocol interface ("API") also supports voice over Internet protocol ("VoIP"), video voice conferencing, and white boarding. We expect Phenom(R) will be available in 2008.

Seamless Internet, Inc. provides an in-house server solution for the parent company, Seamless Wi-Fi. Inc. The expansion of services in fiscal 2006 and 2007 includes supporting Seamless Peer 2 Peer, Inc. and Seamless Skyy-Fi, Inc. secure software programs and its own software of FMS NetCheck. FMS allows Seamless Internet, Inc. clients Website monitoring as part of our hosting services.

In March 2006, Seamless Internet, Inc. acquired the patent rights to a pocket personal computer, and began a development program to make the pocket PC into a mobile communication and computer device. Seamless Internet, Inc. named the device the S-XGen and plans to begin manufacturing the S-XGen Mini-Mobile Personal Computing and Communications device by the end of 2007 .


RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our selected financial information:

                                                         June 30, 2007        June 30, 2006
                                                        ---------------      ---------------
Revenues                                                $        42,717      $        38,793
    Cost of revenues                                            165,580              115,070
                                                        ---------------      ---------------


    Gross loss                                                 (122,863)             (76,277)
Cost and expenses:
    Selling, general and administration                         715,732              624,273
    Software development cost                                       -0-            1,795,369
     Technology development cost                                    -0-               38,552
    Financing fees                                              265,000              345,000
    Consulting                                                  598,932            1,446,351
    Legal                                                        86,988              291,445
    Office payroll                                              456,031                  -0-
    Write down of investments                                       -0-            1,345,384
    Bad debt expenses                                           105,437              229,265
    Depreciation and amortization                                31,749               12,344
                                                        ---------------      ---------------

Total                                                         2,259,869            6,127,983

Net loss from operations                                     (2,382,732)          (6,204,260)

    Adjustment of tax assessment                                    -0-              460,957
    Gain on liquidation of debt                               4,904,508                  -0-
    Interest income                                             143,130              111,093
    Interest expense                                           (291,535)          (1,388,335)
    Other income                                                836,298              652,630
Income (loss) before income taxes                             3,209,669           (6,367,915)

Net income (loss)                                       $     3,209,669      $    (6,367,915)
Net income (loss) per common share                      $         0.002      $        (0.048)
Weighted  average  basic and diluted
common shares outstanding                                 2,087,742,032          133,750,923


FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2006 (AUDITED)

Our revenues for the fiscal year ended June 30, 2007 of $42,717 is an increase of 9% in revenue when compared with $38,793 in revenues for the fiscal year ended June 30, 2006.

We had net income of $3,209,669 for the fiscal year ended June 30, 2007 as compared to a net loss of ($6,367,915) for the year ended June 30, 2006. This increase in income is primarily due to income credit of $4,904,508 as payment in full for loans and interest as per our loan satisfaction agreement with Ayuda Funding, LLC.

COMPARISON BY SEGMENT

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments, such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

Information on reportable segments is as follows:

                                 Fiscal Year Ended   Fiscal Year Ended
                                   June 30, 2007       June 30, 2006
                                   -------------       -------------

Seamless Skyy-Fi Sales              $    41,229          $    38,793
Operating Expenses                  $   287,908          $   115,070
Seamless Peer 2 Peer Sales          $         0          $         0
Operating Expenses                  $    87,542          $ 2,128,765
Seamless Internet Sales             $     1,409          $         0
Operating Expenses                  $   552,846          $   146,042
Cost And Expenses                   $   885,658          $ 2,351,084
Other Net Income                    $ 4,386,862          $ 1,224,680
Other Expenses                      $   291,535          $ 5,241,511
Net Income (Loss)                   $ 3,209,669          $(6,367,915)


SEAMLESS SKYY-FI: The resultant loss for this segment for the fiscal year ended June 2007 was ($246,679). This loss was due to expenses of expanding its tech support and improving operations. The income increased to $41,229 as compared to $38,793 for the prior fiscal year ended 2006. Operating expenses also increased to $287,908 as compared to $115,070 for the prior fiscal year. The increased expenses are because several locations were changed and 24/7 tech support incorporated.

SEAMLESS PEER 2 PEER SOFTWARE: The resultant loss for this segment for the fiscal year ended June 2007 was ($87,542). This loss was due to reduced expenditures in the development of the PHENOM (R) Since the software program is not available to market, no revenue has been generated by the product for fiscal years ended 2007 and 2006, respectively. Operating expenses for 2007 also decreased to $87,542 as compared to $2,128,765 for the prior fiscal year. The decreased expenses are because PHENOM(R) has been in beta testing for most of this fiscal year with expectation of deployment in 2008.

SEAMLESS INTERNET PRODUCTS AND SERVICES: The resultant loss for this segment for the fiscal year ended June 2007 was ($551,437). This loss was due to expenses developing the S-XGen(TM) and improving the server array at our co-location. Income increased to $1,409 as compared to no income for the prior fiscal year ended 2006. Operating expenses also increased to $552,846 as compared to $146,042 for the prior fiscal year. The increased expenses are primarily due to the development of the S-XGen The S-XGen is a Mini-Mobile Personal Computing and Communications device which we expect will be available by the end of 2007 .

OTHER: For the fiscal year ended June 30, 2007, this segment received income credit $4,904,508 as payment in full for loans and interest totaling $4,904,508 as per our loan satisfaction agreement with Ayuda Funding, LLC. The agreement provided that we would transfer 1,000,000 shares of 1st Global Financial Corporation common stock and 500,000 shares of DLR

Funding, Inc. common stock owned by us to Ayuda Funding LLC. The losses of ($6,367,915) for the June 30, 2006 fiscal year were due to the start-up operations and development cost of our product lines and services and increased operations costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations activities of $2,046,002 for the year ended June 30, 2007 decreased by $1,067,121 compared to the net cash used in operational activities of $3,113,123 for the year ended June 30, 2006. The decreases in net cash were primarily from the reduction in expenditures required to develop our Peer 2 Peer software, maintain our Internet operations, develop its mini computer and support our operations.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. The most critical accounting policies are the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management believes that of the significant accounting policies used in the preparation of the consolidated financial statements (see Note B to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results reported in our financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS NO. 123(R), "Share-Based Payment," which revises SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expenses upon based their fair value. Effective January 1, 2003, we adopted the fair value recognition provision of SFAS No. 123. We plan to adopt SFAS No. 123(R) effective July 1, 2005, using the modified prospective method and do not expect any impact on our results of operations or financial position.

In December, the FASB issued SFAS No 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions exchanges of similar productive assets and replaces it withy a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning June 15, 2005 the adoption of FAS 153 did not have any impact on our financial condition, results of operations and cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies existing guidance regarding revenue recognition. Our adoption of SAB 104 did not have an impact on our consolidated results of operations, financial position or cash flows.

INFLATION

The moderate rate of inflation over the past few years has had an insignificant impact on our sales and results of operations during the period.

CAPITAL EXPENDITURES

There were no capital expenditures during the 2007 fiscal year.

NET OPERATING LOSS CARRY FORWARDS

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $18,687,528 to offset future taxable income. Such carry forwards expire in the years beginning 2021.

The net income of $3,209,669 for fiscal year ended June 30, 2007 is offset by the tax loss carry forwards of the previous fiscal year of June 30, 2006 which was $21,897,197. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from July 1, 2006 to June 30, 2007 was a decrease of approximately $3,000,000.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B  OTHER INFORMATION

On October 11, 2007, the Board of Directors elected Albert Reda to serve as corporate Secretary, effective immediately, until the next annual meeting of the Board of Directors and until his successor is elected and qualified.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

NAME               AGE              POSITION

Albert R. Reda     62               Director, Chief Executive Officer, Chief
                                    Financial Officer, Secretary

Matt Sebal         37               Director

John Domerego      63               Director

ALBERT R. REDA, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR. Mr. Reda joined us in November 1998. From 1996 through 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering. Mr. Reda is also a director of DLR Funding, Inc, Carbon Jungle, Inc. and of 1st Global Debit Cash Card, Inc.

MATT SEBAL, DIRECTOR. Mr. Sebal became one of our directors in October 2005. Since January 2002, he has been serving as President and Director of 51st State Systems, Inc. which provides technology and consulting services in Vancouver, BC Canada. From May 2002 and continuing through the present, Mr. Sebal has served as President and as a Director of DCM Enterprises, Inc., a management and investment holding company. From October, 2001 through the present, he has served as Secretary and as a Director of Hosting Site Networks, Inc., a provider of Internet services including web hosting, web consulting, and electronic mail services. From June 2000 to January 2003, Mr. Sebal held one or more of the following the positions with Return Assured Incorporated: Secretary, President, Chairman and CEO, and DirectoR. Return Assured Incorporated was involved with enabling e-retail transactions. From November 2000 to October 2003, Mr. Sebal served as a Director of Mindfuleye, Inc., which developed software for licensing to the investment community. Mr. Sebal holds a baccalaureate degree in Political Science from the University of Western Ontario, Canada.


JOHN DOMEREGO, DIRECTOR. Mr. Domerego has been a Director of Seamless Wi-Fi, Inc. since October 2005 and President of Seamless Internet Inc. since February 2005. Mr. Domerego was previously involved in the development, designing, engineering and erection of co-generation and power generating facilities both as an employee of Raytheon Engineering and self-employed as an associate of Malcolm Jones Associates, an engineering company where he managed multi-million dollar projects from conception to completion. Mr. Domerego also has 20 years experience in the pulp and paper industry where he was employed and performed as chief engineer and eventually as general manager. He was responsible for all facets of the industry involving the successful operation of paper mills and facilities. Mr. Domerego has a Bachelor of Science degree in Mechanical Engineering.

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain officers, as well as persons who own more than 10% of a registered class of our equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The following Reporting Persons have not complied on a timely basis with all filing requirements applicable to them:

         o Mildred Carroll, Secretary, failed to file a Form 4 disclosing her change in ownership from 520,000 shares of common stock to 420,006 shares of common stock during our last fiscal year;
         o Matt Sebal, Director, failed to file a Form 4 disclosing his change in ownership from 2,700,000 shares of common stock to 5,100,000 shares of common stock during our last fiscal year; and
         o John Demerego, Director, was delinquent in filing a Form 4 disclosing his change in ownership from 2,700,000 shares of common stock to 5,100,000 shares of common stock during our last fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the "named executive officers") for our last two fiscal years. There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

==========================================================================================================================
Name and                                                                         Non-Equity
Principal                       Salary ($)  Bonus     Stock        Option        Incentive      All Other      Total
Position                Year                  ($)    Awards ($)    Awards           Plan         Compen-        ($)
                                                                      ($)      Compensation      sation
                                                                                    ($)            (s)
--------------------------------------------------------------------------------------------------------------------------
Albert R. Reda, CEO,    2007     $240,000      $0        $0            $0              $0            $0        $240,000
CFO, Secretary
(Principal Executive
Officer)
--------------------------------------------------------------------------------------------------------------------------
                        2006     $240,000      $0        $0            $0              $0            $0        $240,000
--------------------------------------------------------------------------------------------------------------------------
Mildred Carroll,      2007(1)    $54,000       $0        $0            $0              $0            $0         $54,000
Secretary
--------------------------------------------------------------------------------------------------------------------------
                        2006     $72,000       $0        $0            $0              $0            $0         $72,000
--------------------------------------------------------------------------------------------------------------------------

                           GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended June 30, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of June 30, 2007.

----------------------
(1) Resigned on April 11, 2007.

                                                  Option Awards                                             Stock Awards
---------------- -------------------------------------------------------------------------------- ----------------------------------
Name             Number of      Number of      Equity          Option    Option       Number of   Market      Equity      Equity
                 securities     securities     Incentive       Exercise  Expiration   Shares of   Value of    Incentive   Incentive
                 Underlying     Underlying     Plan Awards:    Price     Date         Units of    Shares      Plan        Plan
                 Unexercised    Unexercised    Number of         ($)                  Stock       or Units    Awards:     Awards
                 Options        Options        Securities                             that have   of Stock    Number of   Market
                   (#)           (#)           Underlying                             not vested    that      Unearned    or
               Exercisable     Unexercisable   Unexercised                               (#)      have not    Shares,     Payout
                                               Unearned                                           vested      Units or    Value of
                                               Options                                              ($)       other       Unearned
                                                  (#)                                                         rights      Shares,
                                                                                                              that        Units of
                                                                                                              have        other
                                                                                                              not         rights
                                                                                                              vested      that
                                                                                                                #         have not
                                                                                                                          vested
                                                                                                                            $
---------------- -------------- -------------- --------------- --------- ------------ ----------- ---------- ------------ ----------
Albert R.             -0-            -0-            -0-          $-0-        -0-         -0-         -0-         -0-         -0-
Reda, CEO,
CEO, Secretary
(Principal
Executive
Officer)

---------------- -------------- -------------- --------------- --------- ------------ ----------- ---------- ------------ ----------
Mildred               -0-            -0-            -0-          $-0-        -0-         -0-         -0-         -0-         -0-
Carroll,
Secretary
---------------- -------------- -------------- --------------- --------- ------------ ----------- ---------- ------------ ----------

EMPLOYMENT AGREEMENTS

On June 8, 2007, we entered into an Employment Agreement with Albert Reda as our Chief Executive Officer. The Employment Agreement has a term of five years with automatic one year renewals unless either party gives notice to the other at least 30 days prior to the end of any term. The Employment Agreement provides for an annual salary of $300,000, makes provision for salary increases subject to profitability of the Company, and bonuses in the discretion of the Board of Directors. The Employment Agreement provides for severance of the entire remaining compensation payable for the remainder of any term of the Agreement in the event of termination without cause.

COMPENSATION OF DIRECTORS

Our Directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

We do not have any audit, nominating, compensation or other committee of our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 6,841,422,154 issued shares of common stock.

================================================================================================================
Name and Address of Beneficial Owners(2)                                  Amount and Nature of        Percent
                                                                          Beneficial Ownership    Ownership(3)
----------------------------------------------------------------------------------------------------------------
Albert R. Reda, CEO, CFO, Secretary, Director                                 1,026,455,000(4)           13.1%
----------------------------------------------------------------------------------------------------------------
Matt Sebal, Director                                                              5,100,000                *
----------------------------------------------------------------------------------------------------------------
John Domerego, Director                                                           5,100,000                *
----------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (four persons)
                                                                              1,036,655,000             13.2%
================================================================================================================

*Less than 1%.

----------
(1) C/o our address, 800 N. Rainbow Blvd., Suite 200, Las Vegas, NV 89109, unless otherwise noted

(2) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) Includes 56,250 shares of preferred stock held by the Reda Family Trust convertible into 562,500,000 shares of common stock; 2,965,000 shares of common stock held by ARR, LLC; and 45,924 shares of preferred stock held by ARR, LLC convertible into 459,240,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 13. EXHIBITS

         3.1      Articles of Incorporation, dated December 4, 1998(1)
         3.2      Certificate of Amendment of Certificate of Incorporation,
                  dated February 17, 1999(2)
         3.3      Certificate of Amendment of Articles of Incorporation, dated
                  June 30, 1999(1)
         3.4      Certificate of Amendment of Articles of Incorporation, dated
                  December 22, 1999(3)
         3.5      Certificate of Amendment of Articles of Incorporation, dated
                  February 9, 2000(3)
         3.6      Certificate of Designation, Number, Powers, Preferences and
                  Other Rights and Qualifications, Limitations, Restrictions and
                  Other Characteristics of Series "C" Preferred Stock, dated
                  September 30, 2004(4)
         3.7      Bylaws, dated June 1, 1999(5)
         10.1     Form of Location Provider Agreement(5)
         10.2     Asset Purchase Agreement between Seamless P2P, LLC and
                  Seamless Peer 2 Peer, Inc., dated January 18, 2005(6)
         10.3     Promissory Note and Security Agreement from 1st Global
                  Financial Corporation, dated July 14, 2006(7)
         10.4     Revolving Line of Credit Agreement with DLR Funding, Inc., dated January 15, 2007(7)
         10.5     Secured Promissory Note Payable in Agreed Installments and
                  Secured Term Note, dated October 1, 2006(7)
         10.6     Loan Agreement with Ayuda Funding Corp., dated October 26,
                  2006
         10.7     OEM Mobility License Agreement with Microsoft Licensing, GP, dated May 22, 2007
         10.8     Microsoft Services OEM Foundation Service Agreement -
                  Non-Standard, dated June 9, 2007
         10.9     Loan Satisfaction Agreement with Ayuda Funding Corp. dated
                  June 7, 2007
         10.10    Employment Agreement with Albert Reda, dated June 8, 2007
         14       Code of Business Conduct and Ethics (8)
         21       Subsidiaries

----------
(1) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999, filed on December 1, 1999.

(2) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999, filed on May 19, 1999.

(3) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 22, 2000.

(4) Incorporated by reference from our Current Report on Form 8-K, filed on October 4, 2004.

(5) Incorporated by reference from our Current Report on Form 8-K, filed on October 7, 2004.

(6) Incorporated by reference from our Current Report on Form 8-K, filed on January 19, 2005.

(7) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006, filed on February 20, 2007.

(8) Incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year June 30, 2004, filed on November 12, 2004.

         31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KEMPISTY & COMPANY, CPA'S ("KEMPISTY")

Kempisty was our independent auditor and examined our financial statements for the fiscal years ending June 30, 2007 and June 30, 2006. Kempisty performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2007 and June 30, 2006.

AUDIT FEES

Kempisty was paid aggregate fees of approximately $60,000 for the fiscal year ended June 30, 2007 and approximately $40,000 for the fiscal year ended June 30, 2006 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

AUDIT RELATED FEES

Kempisty was not paid additional fees for either of the fiscal years ended June 30, 2007 or June 30, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Kempisty was not paid additional fees for either of the fiscal year ended June 30, 2007 and June 30, 2006 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

ALL OTHER FEES

Kempisty was not paid any other fees for professional services during the fiscal years ended June 30, 2007 and June 30, 2006.

AUDIT COMMITTEE

We do not have an audit committee.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                          SEAMLESS WI-FI, INC.


DATED: October 12, 2007                   By: /s/ Albert R. Reda
                                              -----------------------
                                              Albert R. Reda
                                              Director, Chief Executive Officer,
                                              Chief Financial Officer, and
                                              Secretary (Principal Executive
                                              Officer, Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                         Financial Index to be inserted

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Seamless Wi-Fi, Inc.


We have audited the accompanying consolidated balance sheet of Seamless Wi-Fi, Inc. and Subsidiaries as of June 30, 2007 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). atementtpndards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seamless Wi-Fi, Inc. and Subsidiaries at June 30, 2007 and the results of its' operations and its cash flows for each of the years in the two year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Seamless Wi-Fi, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 4, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs, P.C.
Kempisty & Company
Certified Public Accountants PC
New York, New York
 October 12, 2007


                                         SEAMLESS WI-FI, INC.
                                 F/K/A ALPHA WIRELESS BROADBAND, INC.
                                      CONSOLIDATED BALANCE SHEET


                                                                                       June 30, 2007
                                                                                        ------------
ASSETS

Current assets
     Cash                                                                               $     15,181
     Accounts receivable                                                                     124,077
     Accrued interest receivable                                                             236,132
                                                                                        ------------

     Total current assets                                                                    375,390


Property and equipment (net of accumulated depreciation $44,093)                              51,158
Technology                                                                                 1,968,991
Employee advance                                                                              22,319
Notes receivable - related parties (net of allowance $334,703)                             2,493,153
Restricted cash                                                                               75,000
Security deposit                                                                               6,600
                                                                                        ------------

        TOTAL ASSETS                                                                    $  4,992,611
                                                                                        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                   $    239,226
     Payroll taxes                                                                            96,706
     Judgments payable                                                                       361,054
     Other current liabilities                                                               828,000
     Investment payable                                                                       50,000
                                                                                        ------------

Total current liabilities                                                                  1,574,986

Stockholders' equity
Convertible Preferred A stock, par value $0.001, 10,000,000 shares authorized,
     498,914 shares issued and outstanding                                                       498
Convertible Preferred B stock, par value $0.001, 10,000,000 shares authorized,
     0 shares issued and outstanding                                                            --
Convertible Preferred C stock, par value $1.00, 5,000,000 shares authorized,
     300,000 shares issued and outstanding                                                   300,000
Common stock, par value $0.001, 11,000,000,000 shares authorized,
     4,847,202,154 shares issued and outstanding                                           4,847,201
Additional paid-in capital                                                                17,057,454
Accumulated deficit                                                                      (18,687,528)
                                                                                        ------------

        Total stockholders' equity                                                         3,517,625

Less: Treasury stock at cost                                                                 100,000
                                                                                        ------------

        Adjusted stockholders' equity                                                      3,417,625
                                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  4,992,611
                                                                                        ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                         SEAMLESS WI-FI, INC.
                                 f/k/a ALPHA WIRELESS BROADBAND, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              June 30,
                                                                2007                    2006
                                                          ---------------           ---------------
Revenues                                                  $        42,717           $        38,793
Cost of revenues                                                  165,580                   115,070
                                                          ---------------           ---------------

Gross Loss                                                       (122,863)                  (76,277)
                                                          ---------------           ---------------

Expenses:
  Selling, general and admin.                                     715,732                   624,273
  Software development costs                                         --                   1,795,369
  Technology development costs                                       --                      38,552
  Consulting                                                      598,932                 1,446,351
  Finance                                                         265,000                   345,000
  Legal                                                            86,988                   291,445
  Officer payroll                                                 456,031                      --
  Write down of investments                                          --                   1,345,384
  Bad Debt                                                        105,437                   229,265
  Depreciation and amortization                                    31,749                    12,344
                                                          ---------------           ---------------

          Total Expenses                                        2,259,869                 6,127,983
                                                          ---------------           ---------------

Net loss from operations                                       (2,382,732)               (6,204,260)

Other income/(expense)
    Adjustment of tax assessment                                     --                     460,957
    Gain on liquidation of debt                                 4,904,508                      --
    Interest income                                               143,130                   111,093
    Interest expense                                             (291,535)               (1,388,335)
    Other                                                         836,298                   652,630
                                                          ---------------           ---------------

Income/(Loss) before income taxes                               3,209,669                (6,367,915)
                                                          ---------------           ---------------

Income taxes (benefit) (note 7)                                      --                        --
                                                          ---------------           ---------------

Net Income/(Loss)                                               3,209,669                (6,367,915)
                                                          ===============           ===============

Basic and Diluted
  income/(loss) per common shares                         $          0.00           $         (0.05)
                                                          ===============           ===============

Weighted average basic and diluted common shares            2,087,742,032               133,750,923
                                                          ===============           ===============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                         SEAMLESS WI-FI, INC
                                 f/k/a ALPHA WIRELESS BROADBAND, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                   FOR THE YEAR ENDED JUNE 30, 2006


                                    Convertible Preferred Stock                 Common Stock
                               -----------------------------------------  --------------------------   Additional
                                  Shares        Shares                         ($0.001 Par Value)        Paid in
                                a Par $.001   C Par $1.00      Amount        Shares        Amount        Capital
                               ------------  -------------     ------        ------        ------        -------

Balance June 30, 2005                976,819      700,000  $    700,977     24,468,944  $    24,469  $    11,709,065

Common stock issued for
Services                                                                     2,022,500        2,023          646,752

Preferred C stock issued for                     (300,000)     (300,000)     5,655,190        5,655          294,346
 SEAMLESS

Preferred C returned to Treasury                 (100,000)     (100,000)                                     100,000

Common stock issued for
conversion of preferred A stock      (31,278)                       (32)   312,780,520      312,780        4,767,946

Adjustments to equity

Loss for fiscal year ended
June 30, 2006                   --------------------------------------------------------------------------------------

BALANCE JUNE 30, 2006                945,541      300,000  $    300,945    344,927,154  $   344,926  $    17,518,109
                               =======================================================================================

[table continued]



                                    Accumulated       Treasury
                                      Deficit           Stock          Total
                                      -------           -----          -----

Balance June 30, 2005           $     (15,817,276) $           -  $    (3,382,765)

Common stock issued for
Services                                                                  648,775
                                                                                -
Preferred C stock issued for                                                    0
 SEAMLESS                                                                       -
                                                                                -
Preferred C returned to Treasury                         100,000         (100,000)

Common stock issued for                                                         -
conversion of preferred A stock                                         5,080,694

Adjustments to equity                     287,994                         287,994
                                                                                -
Loss for fiscal year ended             (6,367,915)                     (6,367,915)
June 30, 2006                  ---------------------------------------------------

BALANCE JUNE 30, 2006           $     (21,897,197) $     100,000  $    (3,833,217)
                               ===================================================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                             (CONTINUED) FOR THE YEAR ENDED JUNE 30, 2007


                                       Convertible Preferred Stock                 Common Stock
                                 ---------------------------------------   ---------------------------------    Additional
                                     Shares      Shares                    ($0.001 Par Value)                    Paid in
                                  a Par $.001 C Par $1.00      Amount           Shares            Amount         Capital
                                 ------------ -----------      ------           ------            ------         -------
Balance June 30, 2006                 945,541      300,000 $    300,945         344,927,154 $       344,926 $    17,518,109

Common stock issued for Services                                                 36,005,000          36,005         124,045

Common stock issued for
conversion of Preferred A stock
to settle operating expenses             (500)                       (1)          5,000,000           5,000          19,000

Common stock issued for
conversion of preferred A stock      (446,127)                     (446)      4,461,270,000       4,461,270      (2,067,832)

Adjustment to additional paid
in capital                                                                                                        1,464,132

Income for the fiscal year ended
June 30, 2007
                                 -------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2007                 498,914      300,000 $    300,498       4,847,202,154  $    4,847,201 $    17,057,454
                                 ===========================================================================================

[table continued]




                                      Accumulated        Treasury
                                        Deficit           Stock           Total
                                        -------           -----           -----
Balance June 30, 2006            $       (21,897,197)$      100,000 $     (3,833,217)

Common stock issued for Services                                             160,050

Common stock issued for
conversion of Preferred A stock
to settle operating expenses                                                  24,000

Common stock issued for
conversion of preferred A stock                                            2,392,992

Adjustment to additional paid
in capital                                                                 1,464,132

Income for the fiscal year ended
June 30, 2007                              3,209,669                       3,209,669
                                 ----------------------------------------------------

BALANCE JUNE 30, 2007             $      (18,687,528)$      100,000        3,417,625
                                 ====================================================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                          SEAMLESS WI-FI, INC.
                                   f/k/a ALPHA WIRELESS BROADBAND, INC
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        June 30,
                                                                          2007                 2006
                                                                      -----------           -----------
Cash flows used in operating activities
   Net loss from continuing operations                                $ 3,209,669           $(6,367,915)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
     Depreciation and amortization                                         31,749                12,344
     Issuance of common stock for services                                184,050               648,775
     Issuance of common stock for payment of financing costs                 --                 984,000
     Write-down of capitalized software costs                                --               1,500,570
     Write-down of investments                                               --               1,075,000
     Cancellation of indebtedness                                        (836,223)             (649,080)
     Gain on liquidation of  long term debt                            (4,904,508)                 --
     Interest expense                                                     214,829                  --
     Financing cost                                                       265,000               345,000
     Bad debt expense                                                     105,438               229,265
     Changes in operating assets and liabilities
           Investments                                                       --                 135,192
           Accounts receivable                                           (124,077)                 --
           Accrued interest receivable                                   (125,039)             (111,093)
           Other receivable                                                  --                 135,192
           Accounts payable                                                  (865)              141,464
           Other current liabilities                                       81,204              (683,254)
           Payroll taxes payable                                          (95,564)             (468,394)
           Judgements payable                                                --                 (40,189)
           Payable to officer                                             (51,665)                 --
                                                                      -----------           -----------

   Net cash used by operating activities                               (2,046,002)           (3,113,123)

Cash flows used in investing activities:
    Equipment                                                                --                 (95,251)
    Technology                                                         (1,552,991)              (91,000)
    Investments                                                              --                 (85,000)
    Advances to related party                                          (1,478,503)             (132,099)
                                                                      -----------           -----------

Net cash used in investing activities                                  (3,031,494)             (403,350)

Cash flows from financing activities
    Increase in current liabilities                                          --                  44,014
    Increase in long term debt                                          5,017,803             3,765,767
    Repayment of notes payable                                            (19,468)              (79,500)
    Repayment of advances from officer                                       --                 (35,922)
    Repayment of related party advances                                      --                 (83,814)
                                                                      -----------           -----------

Net cash provided by financing activities                               4,998,335             3,610,545

   Increase (decrease) in cash                                            (79,161)               94,072
   Cash at beginning of period                                             94,342                   270
                                                                      -----------           -----------
   Cash at end of period                                              $    15,181           $    94,342
                                                                      ===========           ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                          SEAMLESS WI-FI, INC.
                                   f/k/a ALPHA WIRELESS BROADBAND, INC
                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS


                                                                                                           JUNE 30,
                                                                                                     2007               2006
                                                                                                     ----               ----
Cash paid for:
   Interest                                                                                       $     --            $     --
   Taxes                                                                                          $     --            $     --

Noncash investing, and financing activities
   Common stock issued for services                                                               $  160,050          $  648,775
   Common stock issued for payment of financing costs                                             $     --            $  984,000

   Common stock issued for conversion of preferred A stock and settle operating expenses          $2,416,992          $4,588,768
   Common stock and preferred stock issued for acquisition of assets                              $     --            $  200,000



                                   SEE NOTES TO FINANCIAL STATEMENTS.

                              SEAMLESS WI-FI, INC.
                      F/K/A ALPHA WIRELESS BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND OPERATIONS

Prior to December 31, 1997, Seamless Wi-Fi, Inc (the "Company") formerly known as Alpha Wireless Broadband, Inc. was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc, and started a new wireless operation through its wholly owned subsidiary, Skyy-Fi, Inc., a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. These locations are commonly known as Wi-Fi Hotspots. The Company has 36 Wi-Fi locations.

In January 2005, the Company acquired the assets of Seamless P2P, LLC and contributed these assets to its 80% owned subsidiary, Seamless Peer to Peer, Inc., which is a developer and provider of a patent pending software program, Phenom Encryption Software, that encrypts Wi-Fi transmissions based upon RSA's government certified 256 bit AES encryption coupled with RSA's Public Key Infrastracture flexible telecom data and voice transport solutions.

In May 2005, the Company changed its name from Alpha Wireless Broadband, Inc. to Seamless Wi-Fi, Inc., which was approved by the Board of Directors and changed the name of its subsidiary from Skyy-Fi, Inc. to Seamless Skyy-Fi, Inc.

In December 2005, the Company started a hosting company, Alpha Internet, offering Seamless clients a high-security hosting facility.

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

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be two to five years.

The unamortized computer software and computer software development costs were $1,570,000 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost was expensed and on January 2006, a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed. As of the year ended June 30, 2007, there were no software development expenses.

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

STOCK BASED COMPENSATION

The Company has elected to early adoption of SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services." There were no options granted during the years ended June 30, 2007 and 2006, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced significant losses in recent years; at June 30, 2007 working capital deficiency is $292,120.

The Company is actively pursuing additional financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3: LONG TERM DEBT

During the year ended June 30, 2007, the Company entered into a loan satisfaction agreement with Ayuda Funding, LLC. The agreement provided the Company would transfer 1,000,000 shares of 1st Global Financial Corporation common stock and 500,000 shares of DLR Funding, Inc. common stock, valued at $1 per share to Ayuda Funding, LLC as payment in full of loans and interest totaling $4,904,508.

In addition, Ayuda Funding, LLC converted 76,027 shares of Series A Preferred Stock into 760,270,000 shares of common stock due to a default on one of the notes, valued at $2,392,992, and as a payment of the loan plus interest.

NOTE 4: OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

          Credit cards payable                         $ 316,228 (1)
          Payable to Integrated Communication           235,585
          Various liabilities assumed from
              Alpha Tooling acquisition                 276,187
                                                       --------
                                                       $828,000
                                                       ========

     (1) Payments in varying amounts are due monthly with interest at 18% per annum.
     (2) Results from contract cancellation.

NOTE 5:  RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of June 30, 2007:

                                                                           Allowance for
                                                         Loan/Advance     for uncollectible       Balance
                                                           Balance          loans/advances           Net
                                                         ----------          ----------          -----------
          Accepted Sales                  (A)            $  338,033          $  338,033
          Carbon Jungle, Inc.             (B)               236,543          $  236,543                 --
          DK Corp.                        (C)                98,160              98,160                 --
          DLR Funding                     (D)               667,159             667,159
          1st Global Financial Service    (E,F)           1,487,961           1,487,961
                                                         ----------          ----------          -----------

                                          Total:        $2,827,856          $  334,703          $ 2,493,153
                                                        ==========          ==========          ===========

The above interest at annual rates ranges from 6% to 12%. The net balance at June 30, 2007 is $2,493,153 matures in the fiscal years ended June 30 as follows:

                     2008          $  400,877
                     2009             506,599
                     2010           1,585,677
                                   ----------
                                   $2,493,153
                                   ===========

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

The Company has recorded interest income on the above for the year ended June 30, 2007 in the amount of $ 236,132.

During the year ended June 30, 2006, the Company owned 19% of the common stock of 1st Global Financial Services, Inc. (1st Global). Accepted Sales is a wholly owned subsidiary of 1st Global. Albert Reda, the Company's CEO, is a director of 1st Global. 1st Global is in the debit/credit carding processing business and is in the process of becoming a credit card processor. 1st Global may collaborate with the Company to market Seamless Skyy-Fi services to its merchants. The Company has made advances to 1st Global until they can obtain permanent financing from other sources.

As of June 30, 2007, the Company owned 4.9 % of the common stock of 1st Global Services, Inc. This decrease of ownership was due to the Company having entered into a loan satisfaction agreement with Ayuda Funding, LLC. The agreement provided for the Company transferring to Ayuda Funding, LLC 1,000,000 shares of its 1st Global common stock and 500,000 shares of its DLR Funding, Inc. common stock as payment in full of loans and interest totaling $4,904,508. (See Note 3:
Long Term Debt.)

Creditor Trust

The Company established a creditor trust pursuant to the terms and conditions of a trust agreement whereby shares of the Company's common stock were to be held in trust to return the maximum amount to beneficiaries and to allow the Company to continue to operate without interruption. Following the submission of claims and validation of such claims, the trustee was to liquidate the trust property and distribute the proceeds to the trust beneficiaries in a manner the trustee deems most beneficial.

As of September 30, 2005, the Company appointed Financial Services LLC as the Trust Protector for the Creditor Trust. The Trust is currently managed by Albert Reda who is an officer and director of the Company. The Company's previous Creditor Trust had appointed KFG LLC as Trust Protector which was managed by David Karst as the Trustee for the Creditor Trust.

NOTE 6: STOCKHOLDER'S EQUITY

ISSUANCE OF COMMON STOCK AND PREFERRED STOCK

The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all shares of the Company's authorized common stock and preferred stock in accordance with the terms and conditions set forth in the Articles of Incorporation for such purposes, in such amounts to such persons, corporations, or entities, for such consideration and in the case of the preferred stock, in one or more series, all as the Board of Directors in its discretion may determine and without any vote or either action by the stockholders, except as otherwise required by law. The Board of Directors, from time to time also may authorize by resolution, options, warrants and other rights convertible into common or preferred stock (collectively "securities"). The securities must be issued for such consideration, including cash, property, or services, as the Board of Directors may deem appropriate, subject to the requirement that the value of such consideration be less than the par value of the shares issued. Any securities issued for which the consideration so fixed paid or delivered shall be fully paid stock and the holder of such securities shall not be liable for any further call assessment or any other payment thereon, provided that the actual value of such consideration is not less than the par value of the securities so issued. The Board of Directors may issue shares of common stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the common stock only to then holders of the outstanding shares of the common stock.

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

STOCK ISSUANCE

DURING THE FISCAL YEAR ENDED JUNE 30, 2007, THE FOLLOWING SECURITIES WERE
ISSUED:

Ayuda Funding, LLC converted 175,000 shares of Series A Preferred Stock into 1,750,000,000 shares of common stock.

Ayuda Funding, LLC converted 76,027 shares of Series A Preferred Stock into 760,270,000 shares of common stock to pay back Ayuda in the amount of $2,392,992.

36,005,000 shares of common stock were issued for services and expensed for officer's compensation at $160,050.

500 shares of Series A Preferred Stock were converted into 5,000,000 shares of common stock for consulting services and expensed at $24,000.

Global Debit Card Ltd. converted 100 shares of Series A Preferred Stock valued at $ 0.10 into 1,000,000 shares of common stock valued at $1,000.

DURING THE FISCAL YEAR ENDED JUNE 30, 2006, THE FOLLOWING SECURITIES WERE
ISSUED:

2,022,500 shares of common stock were issued for operational services valued at $648,775.

Ayuda Funding LLC converted 24,703 shares of Series A preferred stock into 247,030,520 shares of common stock, of which $773,145 was used to pay judgments, and pay back Ayuda Funding LLC in the amount of $617,575.

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

NOTE 7: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2007 and 2006. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2006 to June 30, 2007.

NOTE 8: COMMITMENTS AND CONTINGENCIES

LEASE

The Company has entered into lease agreements for office space and an automobile which expire on August 31, 2010 and October 8, 2007, respectively. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the years ended June 30, 2007 and 2006 was $47,222 and $35,136, respectively. Remaining commitments under the operating leases are as follows:

         Fiscal year ending June 30:

                                    2008     $ 53,687
                                    2009       50,340
                                    2010       50,340




LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL

On March 30, 2006, the Superior Court of the State of California, County of Orange, entered a judgment against the Company and other defendants, jointly and severally, in the total amount of $452,714.79 in the matter of Globalist Internet Technologies, Inc. vs. Iron Horse Holdings, Inc., et al.

EMPLOYMENT CONTRACT

The Company has an employment contract with their Chief Executive Officer, Albert Reda that calls for a base salary of $240,000 for the year ended June 30, 2007 and thereafter, a base annual salary of $300,000 increasing to $360,000 once the Company is profitable, from July 2007 until its expiration date in June 2012. In addition, the contract includes a bonus that will be determined by the Company's Board of Directors. Severance for the remainder of any term is also required in the event of termination without cause.

NOTE 9: SEGMENT INFORMATION

In accordance with SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

The Company is currently a start up business that is providing "Wireless Internet" access at business locations and a developer and provider of a patent pending software. In December 2005 the Company started a hosting company Alpha Internet offering Seamless clients a high-security hosting facility (See Note 1:
Organization and Operations.) Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below.

Information on reportable segments is as follows:

                                 Fiscal year ended June 30,
                                2007                   2006
                             -----------           -----------

Wi-Fi ISP net sales          $    42,717           $    38,793
Cost of Wi-Fi sales             (165,580)             (115,070)
Cost and expenses             (2,551,404)           (7,516,318)
Other net income               5,883,936             1,224,680
                             -----------           -----------
Net loss                     $ 3,209,669           $(6,367,915)
                             ===========           ===========




NOTE 10: SUBSEQUENT EVENTS

On August 7, 2007, the Company's board of directors approved a distribution to its shareholders of 400,000 shares of 1st Global Financial Corporation common stock owned by the Company which had zero carry value on the Company's books. On September 14, 2007, one share of 1st Global Financial Corporation common stock was distributed for each 20,000 shares of Company common stock held by Company shareholders as of the record date, September 7, 2007. Company common stock shareholders owning less than 20,000 shares of Company common stock were not entitled to receive any distribution as it was not economically feasible for the Company to make cash in lieu payments or issue fractional shares.

During the quarter ending September 30, 2007, $75,000 of cash was used to pay professional fees per agreed settlement, see Note 8: Commitment &
Contingencies-Legal Proceedings, with the approval of the Company's Board of Directors.