Form 10QSB
period 2007-09-30
SEAMLESS WI-FI, INC.
filed 2007-11-19
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of November 15, 2007, the number of shares of common stock issued and outstanding was 7,078,922,154

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3

         Balance Sheet - September 30, 2007                                    3

         Statements of Operations -
         For the three and three months ended September 30, 2007 and 2006      4

         Statements of Cash Flow -
         For the three months ended September 30, 2007 and 2006                5

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14

Item 3.  Controls and Procedures                                              18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders                  19
Item 5.  Other Information                                                    19
Item 6.  Exhibits                                                             19

                                   SIGNATURES



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEAMLESS WI-FI, INC.
                  f/k/a ALPHA WIRELESS BROADBAND, INC.
                       CONSOLIDATED BALANCE SHEETS
                           September 30, 2007
                               (unaudited)



                                 ASSETS
Current assets
     Cash                                                               $        467
     Accounts Receivable                                                     111,133
     Notes receivable-related parties, current portion                     1,538,236
     Accrued interest receivable                                             315,559
                                                                        ------------
     Total current assets                                                  1,965,395

Property and equipment (net of accumulated depreciation $52,063)              45,938
Technology                                                                 2,161,949
Notes receivable - related parties (net of allowance $334,703)             1,129,248
Security deposit                                                              13,030
                                                                        ------------

     TOTAL ASSETS                                                       $  5,315,560
                                                                        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities
     Accounts payable                                                   $    227,582
     Payroll taxes                                                            81,706
     Judgments payable                                                       361,054
     Other current liabilities                                                 1,285
     Payable to officer                                                        1,981
     Investment payable                                                       50,000
                                                                        ------------


     Total current liabilities                                               723,608
                                                                        ------------

Commitments and  contingencies (See Note 7)

Stockholders' equity/(deficit)
Preferred A stock, par value $0.001, 10,000,000 shares authorized,               775
     775,742 shares issued and outstanding
Preferred B stock, par value $0.001, 10,000,000 shares authorized,                --
     0 shares issued and outstanding
Preferred C stock, par value $1.00, 5,000,000 shares authorized,             300,000
     300,000 shares issued and outstanding
Common stock, par value $0.001, 11,000,000,000 shares authorized,
7,078,922,154 shares issued and outstanding                                7,078,921
Additional paid-in capital                                                15,560,048
Accumulated deficit                                                      (18,247,792)
                                                                        ------------


     Total stockholders' equity/(deficit)                                  4,691,952

(Less:) Treasury stock at cost                                              (100,000)
                                                                        ------------

    Adjusted stockholders' equity/(deficit)                                4,591,952
                                                                        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)               $  5,315,560
                                                                        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                   SEAMLESS WI-FI, INC.
                           f/k/a ALPHA WIRELESS BROADBAND, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        (unaudited)


                                                             2007                  2006
                                                             ----                  ----

Revenues                                               $         7,014       $        10,746
Cost of revenues                                                14,404                39,638
                                                       ---------------       ---------------


Gross Income (Loss)                                             (7,390)              (28,892)
                                                       ---------------       ---------------


Expenses:
  Selling, general and admin.                                  238,607               144,462
  Technology development costs                                      --               131,945
  Consulting                                                    70,066               242,914
  Interest                                                       6,864               123,521
  Legal                                                         93,717                 9,569
  Officer Payroll                                               63,000               141,000
  Bad Debt Expense                                                  --                17,000
  Depreciation and amortization                                  7,970                 7,937
                                                       ---------------       ---------------


          Total Expenses                                       480,224               818,348
                                                       ---------------       ---------------


(Loss) from operations                                        (487,614)             (847,240)

Other income
    Interest                                                    79,427                27,567
    Other                                                      848,483                 6,500
                                                       ---------------       ---------------


Income (Loss) before income taxes                              440,296              (813,173)


Income taxes (benefit) (note 6)                                     --                    --
                                                       ---------------       ---------------


Net Income (Loss)                                      $       440,296       $      (813,173)
                                                       ===============       ===============


Basic and Diluted income (loss) per common shares      $          0.00       $         (0.01)
                                                       ===============       ===============


Weighted average basic and diluted common shares         5,933,386,719           133,750,923
                                                       ===============       ===============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                   SEAMLESS WI-FI, INC.
                           f/k/a ALPHA WIRELESS BROADBAND, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        (unaudited)


                                                            2007               2006
                                                            ----               ----

Cash flows used in operating activities
   Net income from continuing operations                $   440,296       $  (813,173)
   Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                          7,970             7,937
       Cancellation of indebtedness                        (846,983)
       Issuance of common stock for services                      0           105,000
       Interest expense                                       6,864
       Bad debt expense                                                        17,000
       Payable to officer                                    23,739            (4,366)
       Changes in operating assets and liabilities
             Accounts receivable                             12,944
             Accrued interest receivable                    (79,427)          (27,536)
             Other Receivable                                                      --
             Accounts payable                                (1,255)            4,337
             Other current liabilities                       20,268            27,110
             Payroll taxes payable                          (15,000)               --
             Judgments payable                                  --           (56,220)
             Restricted cash - Escrow                        75,000                --
             Security deposits                               (6,430)               --
                                                        -----------       -----------
   Net cash used by operating activities                   (362,014)         (739,911)
                                                        -----------       -----------

Cash flows used in investing activities:
    Employee advance                                                             (630)
    Technology                                             (145,619)
    Investments                                              (2,750)               --
    Advances to related party                              (174,331)         (415,223)

                                                        -----------       -----------
Net cash used in investing activities                      (322,700)         (415,853)
                                                        -----------       -----------

Cash flows from financing activities
    Proceeds for additional paid in capital                 670,000                --
    Increase in long term debt                                   --         1,210,245
    Repayment of investment payable                              --           (25,000)
    Repayment of related party advances                          --            (7,000)

                                                        -----------       -----------
Net cash provided by financing activities                   670,000         1,178,245
                                                        -----------       -----------

   Increase (decrease) in cash                              (14,714)           22,481
   Cash at beginning of period                               15,181            94,342

                                                        -----------       -----------
   Cash at end of period                                $       467       $   116,823
                                                        ===========       ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                             SEAMLESS WI-FI, INC.
                                      f/k/a ALPHA WIRELESS BROADBAND, INC
                                    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                                  (unaudited)

                                                                                     September 30,
                                                                                     -------------
                                                                                  2007             2006
                                                                                  ----             ----
Cash paid for:
    Interest                                                                 $        --       $        --
   Taxes                                                                     $        --       $        --

Noncash investing, and financing activities
   Common stock issued for services                                          $        --       $    81,000
   Additional paid in capital recorded for services                          $    64,592       $        --
   Common stock issued for conversion of preferred stock
   and settle operating expenses                                             $        --       $    24,000
   Common stock issued for conversion of preferred stock                     $ 2,231,720       $ 2,392,991
   Additional paid in capital reduced for conversion of preferred stock      $(2,231,497)      $        --





                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                     -6-

                              SEAMLESS WI-FI, INC.
                      F/K/A ALPHA WIRELESS BROADBAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: ORGANIZATION AND OPERATIONS

Prior to December 31, 1997, Seamless Wi-Fi, Inc (the "Company"), formerly known as Alpha Wireless Broadband, Inc., was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc, and started a new wireless operation through its wholly owned subsidiary, Skyy-Fi, Inc., a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. These locations are commonly known as Wi-Fi Hotspots. The Company has 36 Wi-Fi locations.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. They have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Seamless Wi-Fi, Inc. and its Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is not established.

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

The unamortized computer software and computer software development costs were $1,570,000 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost was expensed and on January 2006, a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed. As of the quarter ended September 30, 2007, there were no software development expenses.

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

ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising cost was $31,027 for the three months ended September 30, 2007.

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

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At September 30, 2007, Series A Preferred shares are convertible to 7,757,420,000 common shares and Series B Preferred shares are convertible to 1,000,000,000 common shares. The Company's convertible Preferred stocks have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share. There were no differences between basic and diluted earnings per share.

STOCK BASED COMPENSATION

The Company has elected to early adoption of SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services." There were no options granted during the years ended September 30, 2007 and 2006, respectively.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced significant losses in recent years. At September 30, 2007 working capital is $1,241,787.

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

NOTE 4:  RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of September 30, 2007:

                                                                   Allowance for
                                                Loan/Advance     for uncollectible         Balance
                                                  Balance         loans/advances             Net
                                             -----------------   -------------------   ----------------
    Accepted Sales                  (A)      $        338,033                          $       338,033
    Carbon Jungle, Inc.             (B)               236,543    $          236,543                  -
    DK Corp.                        (C)                98,160                98,160                  -
    DLR Funding                     (D)               890,237                                  890,237
    1st Global Financial Service    (E,F)           1,439,214                                1,439,214
                                             -----------------   -------------------   ----------------

                                    Total:   $      3,002,187    $          334,703    $     2,667,484
                                             =================   ===================   ================

The above interest at annual rates ranges from 6% to 12%. The net balance at September 30, 2007 is $2,667,484 and it matures in the fiscal years ended September 30 as follows:

                                    2008   $ 1,538,236
                                    2009     1,129,248
                                           -----------
                                           $ 2,667,484
                                           ===========

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

The Company has recorded interest income on the above for the quarter ended September 30, 2007 in the amount of $79,427.

NOTE 5:  STOCKHOLDER'S EQUITY

During the first quarter ended September 30, 2007, the following securities were issued.

Ayuda Funding, LLC converted 130,000 shares of Series A Preferred Stock into 1,300,000,000 shares of common stock.

Alpha Blue converted 93,172 shares of Series A Preferred Stock into 931,720,000 shares of common stock.

NOTE 6: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2007 and 2006. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2007 to September 30, 2007.

NOTE 7: COMMITMENTS AND CONTINGENCIES

LEASE

The Company has entered into lease agreements for office space and an automobile which expire on August 31, 2010 and October 8, 2007, respectively. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the quarters ended September 30, 2007 and 2006 was $13,375 and $9,646, respectively. Remaining commitments under the operating leases are as follows:

         Quarter ending September 30:

                                    2008     $ 51,624
                                    2009       50,340
                                    2010       46,145

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

EMPLOYMENT CONTRACT

The Company has an employment contract with their Chief Executive Officer, Albert Reda that calls for a base salary of $240,000 for the year ended June 30, 2007 and thereafter, a base salary of $25,000 a month from July 2007 until its expiration date in June 2012. In the event that the company becomes profitable according to generally accepted accounting principles, the employee's monthly salary shall be increased to $30,000 for the remainder of the employment term. In addition, the contract includes a bonus that will be determined by the Company's Board of Directors. The Employment Agreement provides for severance of the entire remaining compensation payable for the remainder of any term of the Agreement in the event of termination without cause.

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

The Company is currently a start up business that is providing "Wireless Internet" access at business locations and a developer and provider of a patent pending software. In December 2005, the Company started a hosting company, Alpha Internet, offering Seamless clients a high-security hosting facility (See Note 1: Organization and Operations.)

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below.

Information on reportable segments is as follows:

                                   Quarter ended September 30,
                                     2007             2006
                                  ---------       ---------
         Wi-Fi ISP net sales      $   7,014       $  10,746
         Cost of Wi-Fi sales        (14,404)        (39,638)
         Cost and expenses         (480,224)       (818,348)
         Other net income           927,910          34,067
                                  ---------       ---------
         Net loss                 $ 440,296       $(813,173)
                                  =========       =========

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                               Three Months Ended    Three Months Ended
                                               September 30, 2007    September 30, 2006
                                                ---------------       ---------------
                                                  (unaudited)            (unaudited)
Revenues                                        $         7,014       $        10,746
Cost of Revenues                                         14,404                39,638
                                                ---------------       ---------------
(Gross Loss)                                             (7,390)              (28,892)
Expenses                                                480,224               818,348
(Net Loss from Operations)                             (487,614)             (847,240)
Other Income                                            927,910               (34,067)
Net Income (Loss)                               $       440,296       $      (813,173)
(Net Loss) Per Share                            $         (0.00)      $         (0.01)
Weighted Average Common Shares Outstanding        5,933,366,719           133,750,923


THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

REVENUES

Revenues for the three months ended September 30, 2007 were $7,014 compared to $10,746 for the same period in 2006, a decrease of 35 %. This increase in revenue was the result of further enhancement of Wi-Fi services at our Skyy-Fi locations.

COST OF REVENUES

The cost of revenues for the three months ended September 30, 2007 was $14,404 compared to $39,638 for the three months ended September 30, 2006, a decrease of 64%. The decrease in cost of revenue is due to improvement in efficiency of our services offered at our Skyy-Fi hot spots.

OPERATING EXPENSES

Operating expenses decreased by approximately 58% from $480,224 for the three months ended September 30, 2006 compared to $818,348 for the three months ended September 30, 2007. This decrease in operating expenses was a result of a reduction in the consulting and development costs related to our new product and software programs that occurred during the previous corresponding period.

OTHER INCOME

Other income for the three months ended September 30, 2007 was $927,910 compared to a loss of $(34,067) for the same period in 2006. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and we now have to report that debt as income. During the corresponding period ended September 2006, the debt forgiveness of $6,500 was offset by the increase in write-offs of $(17,000).

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $18,247,792 to offset future taxable income. Such carry forwards expire in the years beginning 2021.

NET INCOME/LOSS

We experienced net income from operations of $440,296 for the three months ended September 30, 2007 as compared to a net loss of $(813,173) for the three months ended September 30, 2006. The net income is primarily from reduced expenses and an increase in the amount of the debt reductions for the quarter, as compared to the previous corresponding quarter that did not have a corresponding reduction in debt and also had increased developmental costs for our products. The net income had a negligible impact on the weighted average shares because of the corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,965,395 and $666,409 at September 30, 2007 and 2006, respectively. Net cash used by operations was $(362,014) for the period ended September 30, 2007 compared to net cash used by operations of $(739,911) for the comparable period ended September 30, 2006.

As a result of our continuing losses, our working capital deficiency has increased. We have funded our losses through an equity line of credit secured by preferred stock. We have defaulted on repayment of certain loan amounts advanced from the credit line and the lender took possession of the collateral. We anticipate these losses will continue through 2007.

We have a working capital surplus of $1,241,789 as of September 30, 2007 compared to a working capital deficit of $(1,928,952) as of September 30, 2006. This is an increase in the working capital surplus as compared to the working capital deficit from the previous year and we expect this trend to continue as decreases in product development costs continue and income increases from revenue generated by sales of our products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(18,247,792) and a working capital surplus of approximately $1,241,789 as of September 30, 2007. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

USE OF ESTIMATES

The preparation of our consolidated financial statements are in conformity with United States generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $(18,247,792) to offset future taxable income. Such carry forwards expire in the years beginning 2021.

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $(18,247,792) as of September 30, 2007. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(18,687,528) as of June 30, 2007 to September 30, 2007 was a decrease of approximately $439,736.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, Ayuda Funding, LLC converted 130,000 shares of Series A Preferred Stock into 1,300,000,000 shares of common stock. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that Ayuda Funding, LLC is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us through its relationship with us.

During the quarter ended September 30, 2007, Alpha Blue converted 93,172 shares of Series A Preferred Stock into 931,720,000 shares of common stock. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that Alpha Blue is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us through its relationship with us.

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



DATED: November 15, 2007            SEAMLESS WI-FI, INC.


                                    /s/ Albert Reda
                                    ---------------
                                    By: Albert Reda
                                    Its: Chief Executive Officer and Chief
                                    Financial Officer (Principal Executive
                                    Officer, Principal Financial Officer and
                                    Principal Accounting Officer)