Form 10QSB
period 2007-12-31
SEAMLESS WI-FI, INC.
filed 2008-02-19
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

As of February 6, 2008, the number of shares of common stock issued and outstanding was 9,510,802,154

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - December 31, 2007                                   3

         Statements of Operations -
         For the three and six months ended December 31, 2007 and 2006       4

         Statements of Cash Flow -
         For the six months ended December 31, 2007 and 2006                 5-6

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          14

Item 3.  Controls and Procedures                                            18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.  Defaults Upon Senior Securities                                    19
Item 4.  Submission of Matters to a Vote of Security Holders                19
Item 5.  Other Information                                                  19
Item 6.  Exhibits                                                           20

SIGNATURES                                                                  21


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              SEAMLESS WI-FI, INC.
                      f/k/a ALPHA WIRELESS BROADBAND, INC.
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2007
                                   (unaudited)

                                     ASSETS
Current assets
     Accounts Receivable                                           $    111,142
     Notes receivable-related parties, current portion                1,535,697
     Accrued interest receivable                                        395,679
                                                                   ------------

     Total current assets                                             2,042,518

Property and equipment (net of accumulated depreciation $60,098)         37,902
Technology                                                            2,181,949
Notes receivable - related parties (net of allowance $334,703)        1,126,487
Security deposit                                                         21,561
                                                                   ------------

     TOTAL ASSETS                                                  $  5,410,417
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                $      3,793
     Accounts payable                                                   237,972
     Payroll taxes                                                       81,706
     Judgments payable                                                  361,054
     Other current liabilities                                              800
     Payable to officer                                                  38,731
     Investment payable                                                  50,000
                                                                   ------------

     Total current liabilities                                          774,056
                                                                   ------------

Commitments and  contingencies (See Note 7)

Stockholders' equity
Preferred A stock, par value $0.001, 10,000,000 shares authorized,          641
    641,168 shares issued and outstanding
Preferred B stock, par value $0.001, 10,000,000 shares authorized,           --
    0 shares issued and outstanding
Preferred C stock, par value $1.00, 5,000,000 shares authorized,      2,100,000
    2,100,000 shares issued and outstanding
Common stock, par value $0.001,11,000,000 shares authorized
    9,349,662 shares issued and outstanding                               9,350
Additional paid-in capital                                           22,122,186
Deferred compensation                                                  (120,000)
Stock subscription receivable                                          (200,000)
Accumulated deficit                                                 (19,175,816)
                                                                   ------------

     Total stockholders' equity                                       4,736,361

Less: Treasury stock at cost                                           (100,000)
                                                                   ------------

    Adjusted stockholders' equity                                     4,636,361
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  5,410,417
                                                                   ============

   The accompanying notes are an integral part of these financial statements.



                                          SEAMLESS WI-FI, INC.
                                  f/k/a ALPHA WIRELESS BROADBAND, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
                                              (unaudited)


                                                3 Months                        6 Months
                                                --------                        --------

                                           2007             2006             2007             2006
                                      --------------    ------------    --------------    ------------

Revenues                              $       4,537     $    10,894     $      11,551     $    21,640
Cost of revenues                                973          20,946            15,377          60,584
                                      --------------    ------------    --------------    ------------

Gross Income (Loss)                           3,564         (10,052)           (3,826)        (38,944)
                                      --------------    ------------    --------------    ------------

Expenses:
  Selling, general and admin.               170,832         150,978           409,439         295,440
  Software development costs                      -               -                 -               -
  Technology development costs                    -               -                 -               -
  Consulting                                 47,540         113,937           117,606         356,851
  Interest                                        -          80,616             6,864         204,137
  Legal                                      34,359         166,724           128,076         176,293
  Officer Payroll                           263,000         136,531           326,000         277,531
  Finance                                         -          90,000                 -          90,000
  Bad Debt Expense                                -          41,410                 -          58,410
  Depreciation and amortization               8,035           7,938            16,005          15,875
                                      --------------    ------------    --------------    ------------

          Total Expenses                    523,766         788,134         1,003,990       1,474,537
                                      --------------    ------------    --------------    ------------

(Loss) from operations                     (520,202)       (798,186)       (1,007,816)     (1,513,481)

Other income
    Cancellation of indebtedness             12,119         215,283           859,102         215,283
    Interest                                 80,121           5,506           159,548          33,073
    Other                                       (60)         (6,500)            1,440               -
                                      --------------    ------------    --------------    ------------

Income (Loss) before income taxes          (428,022)       (583,897)           12,274      (1,265,125)


Income taxes (benefit) (note 6)                   -               -                 -               -
                                      --------------    ------------    --------------    ------------

Net Income (Loss)                     $    (428,022)    $  (583,897)    $      12,274     $(1,265,125)
                                      ==============    ============    ==============    ============
Preferred C stock dividends-deemed         (500,000)              -          (500,000)              -
                                      --------------    ------------    --------------    ------------

Net loss available to
  common stockholders                 $    (928,022)    $  (583,897)    $    (487,726)    $ (1,265,125)
                                      ==============    ============    ==============    ============

Basic and Diluted income (loss)
   per common shares                  $       (0.12)    $     (4.37)    $       (0.07)    $      (9.46)
                                      ==============    ============    ==============    ============

Weighted average basic and
   diluted common shares                  7,962,803         133,751         6,948,095          133,751
                                      ==============    ============    ==============    ============

               The accompanying notes are an integral part of these financial statements.



                              SEAMLESS WI-FI, INC.
                      f/k/a ALPHA WIRELESS BROADBAND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (unaudited)


                                                         2007           2006
                                                     ------------   ------------

Cash flows used in operating activities
   Net income (loss) from continuing operations      $     12,274   $(1,265,125)
   Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                       16,005        15,874
       Cancellation of indebtedness                      (859,102)     (215,283)
       Issuance of common stock for services              218,750       184,050
       Issuance of common stock for payment of
         financing costs                                                 90,000
       Issuance of preferred C stock for payment
         of expense                                        2,485
       Interest expense                                    6,864
       Bad debt expense                                                  58,410
       Prepaid legal                                                     (5,000)
       Changes in operating assets and liabilities
          Accounts receivable                             12,936
          Accrued interest receivable                   (159,547)       (33,021)
          Security deposits                              (14,961)
          Accounts payable                                21,254       (213,697)
          Accrued expense                                               261,959
          Payroll taxes payable                          (15,000)       (62,826)
          Other current liabilities                       19,783         45,374
          Payable to officer                              60,488        (19,491)
          Restricted cash - Escrow                        75,000
          Interest payable                                              132,598
                                                     ------------   ------------
   Net cash used by operating activities                (602,771)    (1,026,178)
                                                     ------------   ------------

Cash flows used in investing activities:
   Intangible assets                                                   (559,125)
   Employee advance                                                        (932)
   Technology                                           (165,619)
   Investments                                            (2,750)            88
   Advances to related party                            (161,584)      (802,059)
                                                     ------------   ------------
Net cash used in investing activities                   (329,953)    (1,362,028)
                                                     ------------   ------------

Cash flows from financing activities
   Proceeds for additional paid in capital                23,750              -
   Net proceeds from preferred C stock issuance          890,000
   Increase in long term debt                                         2,540,000
   Repayment of investment payable                                      (50,000)
   Repayment of related party advances                                  (14,000)
   Bank overdraft                                          3,793
                                                     ------------   ------------
Net cash provided by financing activities                917,543      2,476,000
                                                     ------------   ------------
   Increase (decrease) in cash                           (15,181)        87,794
   Cash at beginning of period                            15,181         94,342
                                                     ------------   ------------
   Cash at end of period                             $         -    $   182,136
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.



                                       SEAMLESS WI-FI, INC.
                               f/k/a ALPHA WIRELESS BROADBAND, INC
                              SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED DECEMBER 31,
                                           (unaudited)


                                                                         2007           2006
                                                                     ------------   ------------

Cash paid for:
   Interest                                                          $         -    $         -
   Taxes                                                             $         -    $         -

Noncash investing, and financing activities
   Common stock issued for services                                  $         -    $   160,050
   Preferred C stock issued for officer's compensation               $   200,000
   Preferred C stock issued for deemed dividend                      $   500,000
   Preferred C stock issued for stock subscription receivable        $   200,000
   Additional paid in capital recorded for third party payments      $    64,592
   Common stock issued for employees' services                       $    18,750
   Common stock issued for deferred compensation                     $   120,000
   Common stock issued for conversion of preferred A stock
   and settle operating expenses                                                    $    24,000
   Common stock issued for conversion of preferred A stock           $ 1,416,206    $ 2,392,991


            The accompanying notes are an integral part of these financial statements.


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

In March 2006, the Company the company acquired all the rights and patents to the mini computer device ED developed by Vercel Development, Inc.

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

The operating results for the six-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts has not been established.

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

The unamortized computer software and computer software development costs were $1,570,000 at September 30, 2005. During the quarter ended December 31, 2005 the computer software development team failed to deliver the completed software program as per agreement. The unamortized development cost was expensed and on January 2006, a new computer software development team was contracted and the costs related to the development will be expensed until the development of the computer software program is completed. As of December 31, 2007, there were no software development expenses.

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

ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $41,684 and $21,704 for the six months ended December 31, 2007 and December 31, 2006, respectively.

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

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At December 31, 2007, Series A Preferred shares are convertible to 6,411,680 common shares and Series C Preferred shares are convertible to 10,500,000 common shares. Because the convertible Preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share.

STOCK BASED COMPENSATION

The Company has elected to early adoption of SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no options granted during the years ended December 31, 2007 and 2006, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At December 31, 2007 the Company had an accumulated deficit of $19,175,816.

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

NOTE 4: RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of December 31, 2007:

                                                          Allowance for
                                         Loan/Advance   for uncollectible    Balance
                                           Balance        loans/advances       Net
                                         ------------   -----------------  ------------
Accepted Sales                  (A)      $   338,033                       $   338,033
Carbon Jungle, Inc.             (B)          243,332    $        236,543         6,789
DK Corp.                        (C)           98,160              98,160             -
DLR Funding                     (D)          886,422                           886,422
1st Global Financial Service    (E,F)      1,430,940                         1,430,940
                                         ------------   -----------------  ------------

                                Total:   $ 2,996,887    $        334,703   $ 2,662,184
                                         ============   =================  ============

The above interest at annual rates ranges from 6% to 12%. The net balance at December 31, 2007 is $2,662,184 and it matures in the years ended December 31 as follows:

                                2008    $ 1,535,697
                                2009      1,126,487
                                        -----------
                                        $ 2,662,184
                                        ===========

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

The Company has recorded interest income on the above for the six-months ended December 31, 2007 in the amount of $ 159,548.

NOTE 5:  STOCKHOLDER'S EQUITY

During the first quarter ended September 30, 2007, the following stocks were issued.

Ayuda Funding LLC converted 130,000 shares of Series A Preferred Stock into 1,300,000 shares of common stock.

Alpha Blue converted 93,172 shares of Series A Preferred Stock into 931,720 shares of common stock.

During the second quarter ended December 31, 2007 the following shares were issued.

1,200,000 shares of Series C Preferred Stock were issued jointly to Ayuda Funding, LLC and DLR Funding Inc for $900,000. The shares are convertible to common stock worth $1,200,000 and $300,000 was recorded as deemed dividend for beneficiary conversion feature.

200,000 shares of Series C Preferred Stock were issued for $200,000 as officer's compensation.

400,000 shares of Series C Preferred Stock were issued to Adobe Oil Development Corp. for $200,000 that is scheduled to be received in the third quarter. The shares are convertible to common stock worth $400,000 and $200,000 was recorded as deemed dividend for beneficiary conversion feature.

125,000 common stock shares were issued to employees for $18,750 as payroll expenses.

800,000 common stock shares were issued for $120,000 as deferred compensation.

135,084 shares of Series A Preferred Stock were converted to 1,350,840 common stock shares.

5,100 common stock shares were converted to 510 shares of Series A Preferred Stock.

NOTE 6: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2007 and 2006. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2007 to December 31, 2007.

NOTE 7: COMMITMENTS AND CONTINGENCIES

LEASE

The Company has entered into lease agreements for an office space which expires on August 31, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the six months ended December 31, 2007 and 2006 were $23,766 and $13,200, respectively. The minimum future lease payments required under the Company's operating leases at December 31, 2007 are as follows.

                                2008    $ 50,340
                                2009      50,340
                                2010      33,560
                                        --------
                                Total   $134,240
                                        ========

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed this quarter with the appellate court by the Company seeking confirmation of the settlement agreement.

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

Information on reportable segments is as follows:

                                                Six Months ended December 31,
                                                    2007            2006
                                                ------------    ------------
Wi-Fi ISP net sales                             $     11,551    $     21,640
Cost of Wi-Fi sales                                  (15,377)        (60,584)
Cost and expenses                                 (1,003,990)     (1,474,537)
Other net income                                   1,020,090         248,356
                                                ------------    ------------
Net loss                                        $     12,274    $ (1,265,125)
                                                ============    ============

NOTE 9: SUBSEQUENT EVENTS

On February 1, 2008, with shareholders' approval, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada (the "Amendment"), providing for each one thousand (1,000) shares of the Company's common stock, par value $0.001 per share, issued and outstanding shall, automatically and without any action on the part of the respective holders thereof, be combined, converted, and changed into one (1) share of common stock, par value $0.001 per share of the Company, provided, however, that the Company shall issue no fractions shares of common stock, and fractional shares resulting from the reverse split will be rounded up to the nearest whole share.

The Amendment states that the effective date of the Reverse Split was February 8, 2008. On February 14, 2008, the Company was informed by NASDAQ that the Reverse Split effective date is February 15, 2008, and the Company's new symbol is SMWF.

Due to the reverse split, one share of Preferred A Stock converts into 10 shares of common stock. There is no change to Preferred C Stock conversion into common stock.

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

OVERVIEW

Seamless Wi-Fi, Inc has operating subsidiaries: (1) Seamless Skyy-Fi, Inc. which provides wireless Internet access (commonly known as "Wi-Fi") at 30 business locations and is the developer of a Seamless Secure Internet Browser (S-SIB) software program which creates a virtual private network for the Internet user ;
(2) Seamless Peer 2 Peer, Inc. which develops and provides a patent pending software program called Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions; and (3) Seamless Internet, Inc. which offers high security hosting services for customers of Seamless Peer 2 Peer, Inc. and Seamless Skyy-Fi, Inc. and which is also manufacturing and marketing an ultra mobile personal computer named the S-XGen.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

---------------------------------------- ------------------- -------------------
                                           Six Months Ended   Six Months Ended
                                          December 31, 2007   December 31, 2006
                                             (unaudited)
(unaudited)
---------------------------------------- ------------------- -------------------
Revenues                                  $          11,551   $         21,640
---------------------------------------- ------------------- -------------------
Cost of Revenues                                     15,377             60,584
---------------------------------------- ------------------- -------------------
(Gross Loss)                                         (3,826)           (38,944)
---------------------------------------- ------------------- -------------------
Expenses                                          1,003,990          1,474,537
---------------------------------------- ------------------- -------------------
(Net Loss from Operations)                       (1,007,816)        (1,513,481)
---------------------------------------- ------------------- -------------------
Other Income                                      1,020,090            248,356
---------------------------------------- ------------------- -------------------
(Loss)                                    $          12,274   $     (1,265,125)
---------------------------------------- ------------------- -------------------
Deemed Dividend on Preferred
   Shares                                          (500,000)                 0
---------------------------------------- ------------------- -------------------
(Net Loss)                                $        (487,726)  $     (1,265,125)
---------------------------------------- ------------------- -------------------
(Net Loss) Per Share                      $            (.07)  $          (9.46)
---------------------------------------- ------------------- -------------------
Weighted Average Common
  Shares Outstanding                              6,948,095            133,750
---------------------------------------- ------------------- -------------------

SIX MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

REVENUES

Revenues for the six months ended December 31, 2007 were $11,551 compared to $21,640 for the same period in 2006, a decrease of 53 %. This decrease in revenue was the result of eliminating locations that were not profitable thereby decreasing our Cost of Revenue at our Skyy-Fi locations.

COST OF REVENUES

The cost of revenues for the six months ended December 31, 2007 was $15,377 compared to $60,584 for the six months ended December 31, 2006, a decrease of 75%. The decrease in cost of revenue was the result of eliminating locations that were not profitable thereby decreasing our Cost of Revenue at our Skyy-Fi locations.

OPERATING EXPENSES

Operating expenses decreased by approximately 33.4% from $1,513,481 for the six months ended December 31, 2006 compared to $1,007,816 for the six months ended December 31, 2007. This decrease in operating expenses was a result of a reduction in the consulting and development cost related to our new product and software programs that occurred during the previous corresponding period.

OTHER INCOME

Other income for the six months ended December 31, 2007 was $1,020,090 an increas of 410 % compared to the other income of $248,356 for the same period in 2006. Other income consists of a write-off of old outstanding accounts payable that have not been claimed.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $19,175,816 to offset future taxable income. Such carry forwards expire in the years beginning 2022.

NET INCOME/LOSS

We experienced a reduction in the net loss from operations of $(487,726) for the six months ended December 31, 2007 as compared to a net loss of $(1,265,125) for the six months ended December 31, 2006. The reduction in net loss is primarily from reduced expenses and an increase in the other income for the Quarter. The net loss had a negligible impact on the weighted average shares because of the corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,042,518 and $828,286 for December 31, 2007 and 2006, respectively. Net cash used by operations was $(602,771) for the period ended December 31, 2007 compared to net cash used by operations of $(1,026,178) for the comparable period ended December 31, 2006.

As a result of our decreases in net operation losses, we have working capital of $1,268,462. We have funded our losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2008.

We have a working capital surplus of $1,268,462 as of December 31, 2007 compared to a working capital deficit of $(1,771,052) as of December 31, 2006. This is a increase in the working capital and as compared to the working capital deficit from the previous year and we expect these this trend to continue as a decrease as product development costs continue and income increases by the sales of our products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(19,175,816) and a working capital of $1,268,462 as of December 31, 2007. Our ability to continue as a going concern is dependent on obtaining additional capital, financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $(19,175,816) to offset future taxable income. Such carry forwards expire in the years beginning 2022.

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $(19,175,816) as of December 31, 2007. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(18,687,528) as of June 30, 2007 to December 31, 2007 was a decrease of approximately $488,288.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed this quarter with the appellate court by the Company seeking confirmation of the settlement agreement.

To the best knowledge of management, there are no other legal proceedings pending or threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 1, 2008, after shareholder approval the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada (the "Amendment"), providing for each one thousand (1,000) shares of the Company's common stock, par value $0.001 per share, issued and outstanding shall, automatically and without any action on the part of the respective holders thereof, be combined, converted, and changed into one (1) share of common stock, par value $0.001 per share of the Company, provided, however, that the Company shall issue no fractions shares of common stock, and fractional shares resulting from the reverse split will be rounded up to the nearest whole share.

The Amendment states that the effective date of the Reverse Split was February 8, 2008. On February 14, 2008, the Company was informed by NASDAQ that the Reverse Split effective date is February 15, 2008, and the Company's new symbol is SMWF.

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

DATED: February 15, 2008                SEAMLESS WI-FI, INC.

                                        By:  /s/ Albert Reda
                                             ---------------
                                             Albert Reda
                                        Its: Chief Executive Officer and
                                             Chief Financial Officer
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)