Form 10-Q
period 2008-03-31
SEAMLESS WI-FI, INC.
filed 2008-05-19
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ ]                    Accelerated Filer         [ ]
Accelerated Filer       [ ]                    Smaller Reporting Company [X}


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]


        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,290,963 as of April 25, 2008

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   3

         Balance Sheet - March 31, 2008                                     3

         Statements of Operations -
         For the three and nine months ended March 31, 2008 and 2007        4

         Statements of Cash Flow -
         For the nine months ended March 31, 2008 and 2007                  5-6

         Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial                  16
             Condition and Results of Operations

Item 3.  Controls and Procedures                                            20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 3.  Defaults Upon Senior Securities                                    21
Item 4.  Submission of Matters to a Vote of Security Holders                21
Item 5.  Other Information                                                  21
Item 6.  Exhibits                                                           21

SIGNATURES                                                                  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      SEAMLESS WI-FI, INC.
                              f/k/a/ ALPHA WIRELESS BROADBAND, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                                                  March 31, 2008    June 30, 2007
                                                                    (unaudited)
                                                                    ------------    ------------
Current assets
     Cash                                                           $      2,210    $     15,181
     Accounts Receivable                                                 112,030         124,077
     Notes receivable-related parties (Net of Allowance $334,703)      2,669,865              --
     Accrued interest receivable                                         474,967         236,132
                                                                    ------------    ------------

     Total current assets                                              3,259,072         375,390

Property and equipment (net of accumulated depreciation $68,133)          29,867          51,158
Technology                                                             2,702,438       1,968,991
Employee advance                                                               0          22,319
Notes receivable - related parties (net of allowance $334,703)                 0       2,493,153
Restricted cash                                                                0          75,000
Security deposit                                                          21,561           6,600
                                                                    ------------    ------------

     TOTAL ASSETS                                                   $  6,012,938    $  4,992,611
                                                                    ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $  1,242,035    $    239,226
     Payroll taxes                                                        42,824          96,706
     Judgments payable                                                   361,054         361,054
     Other current liabilities                                            15,738         828,000
     Payable to officer                                                   89,381              --
     Investment payable                                                   47,000          50,000
                                                                    ------------    ------------

     Total current liabilities                                         1,798,032       1,574,986
                                                                    ------------    ------------

Commitments and  contingencies (See Note 7)

Stockholders' equity
Preferred A stock, par value $0.001, 4,000,000 shares and                    713             498
    10,000,000 shares authorized at March 31, 2008 and
    June 30, 2007, 713,132 shares and 498,914 shares
    issued and outstanding at March 31, 2008 and
    June 30, 2007
Preferred B stock, par value $0.001, 1,000,000 and                            --              --
    10,000,000 shares authorized at March 31, 2008 and
    June 30, 2007 0 shares issued and outstanding
Preferred C stock, par value $0.001, 5,000,000 shares                      3,300             300
    authorized at March 31, 2008 and June 30, 2007,
    3,300,000 shares and 300,000 shares issued and
    outstanding at March 31, 2008 and June 30, 2007
Common stock, par value $0.001, 10,990,000,000 shares                     19,691           4,847
    and 11,000,000 shares authorized at March 31, 2008
    and June 30, 2007, 19,690,963 shares and 4,847,202.
    shares issued and outstanding at March 31, 2008 and
    June 30, 2007
Additional paid-in capital                                            25,888,585      22,199,508
Stock subscription receivable                                         (1,340,750)             --
Accumulated deficit                                                  (20,256,633)    (18,687,528)
                                                                    ------------    ------------

     Total stockholders' equity                                        4,314,906       3,517,625

Less: Treasury stock at cost                                            (100,000)       (100,000)
                                                                    ------------    ------------

    Adjusted stockholders' equity                                      4,214,906       3,417,625
                                                                    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  6,012,938    $  4,992,611
                                                                    ============    ============

           The accompanying notes are an integral part of these financial statements.



                                              SEAMLESS WI-FI, INC.
                                      f/k/a ALPHA WIRELESS BROADBAND, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
                                                   (unaudited)

                                                             3 Months                        9 Months
                                                    ----------------------------    ----------------------------
                                                       2008             2007            2008            2007
                                                    ------------    ------------    ------------    ------------

Revenues                                            $      7,449    $      9,350    $     19,000    $     30,990
Cost of revenues                                          23,726          42,900          39,103         103,484
                                                    ------------    ------------    ------------    ------------

Gross Income (Loss)                                      (16,277)        (33,550)        (20,103)        (72,494)
                                                    ------------    ------------    ------------    ------------

Expenses:
  Selling, general and admin.                            338,917         184,389         748,357         479,829
  Consulting                                             385,993         129,243         503,600         486,094
  Interest                                                    --          95,838           6,864         299,975
  Legal                                                  360,000          92,492         488,076         268,785
  Officer Payroll                                         63,000         101,549         389,000         379,080
  Finance                                                     --          58,333              --          88,333
  Bad Debt Expense                                            --           9,162              --          67,572
  Depreciation and amortization                            8,036           7,937          24,041          23,812
                                                    ------------    ------------    ------------    ------------

          Total Expenses                               1,155,946         678,943       2,159,938       2,093,480
                                                    ------------    ------------    ------------    ------------

(Loss) from operations                                (1,172,223)       (712,493)     (2,180,041)     (2,165,974)

Other income
  Cancellation of indebtedness                            12,119         250,454         871,221         465,737
  Interest                                                79,287          50,586         238,835          83,659
  Other                                                       --              56           1,440              56
                                                    ------------    ------------    ------------    ------------

Income (Loss) before income taxes                     (1,080,817)       (411,397)     (1,068,545)     (1,616,522)

Income taxes (benefit) (note 6)                               --              --              --              --
                                                    ------------    ------------    ------------    ------------

Net Income (Loss)                                   $ (1,080,817)   $   (411,397)   $ (1,068,545)   $ (1,616,522)
                                                    ============    ============    ============    ============

Preferred C stock dividends-deemed                            --              --        (500,000)             --

                                                    ------------    ------------    ------------    ------------
Net loss available to common stockholders           $ (1,080,817)   $   (411,397)   $ (1,568,545)   $ (1,616,522)
                                                    ============    ============    ============    ============

Basic and Diluted income (loss) per common shares   $      (0.09)   $      (3.08)   $      (0.18)   $     (12.09)
                                                    ============    ============    ============    ============


Weighted average basic and diluted common shares      12,072,783         133,751       8,643,901         133,751
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part of these financial statements.



                                      SEAMLESS WI-FI, INC.
                              f/k/a ALPHA WIRELESS BROADBAND, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED MARCH 31,
                                           (unaudited)

                                                                    2008            2007
                                                                 -----------    -----------
Cash flows used in operating activities
    Net income (loss) from continuing operations                 $(1,068,545)   $(1,616,521)
    Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                                  24,041         23,812
       Cancellation of indebtedness                                 (871,221)      (465,737)
       Issuance of common stock for services                         539,743        184,050
       Issuance of common stock for payment of financing costs            --             --
       Issuance of preferred C stock for payment of expense            2,485             --
       Interest expense                                                6,864        208,638
       Financing cost                                                     --        148,333
       Bad debt expense                                                   --         67,573
       Prepaid legal                                                      --         (5,000)
       Changes in operating assets and liabilities
             Accounts receivable                                      12,047       (201,289)
             Accrued interest receivable                            (238,835)       (71,570)
             Security deposits                                       (14,961)            --
             Accounts payable                                      1,025,317       (469,150)
             Accrued expense                                              --        211,000
             Payroll taxes payable                                   (53,882)       (65,170)
             Other current liabilities                                46,840         63,638
             Payable to officer                                      111,140         45,458
             Restricted cash - Escrow                                 75,000             --
             Interest payable                                             --             --

                                                                 -----------    -----------
   Net cash used by operating activities                            (403,967)    (1,941,935)
                                                                 -----------    -----------

Cash flows used in investing activities:
    Intangible assets                                                     --       (865,045)
    Technology                                                      (689,108)       (50,000)
    Investments                                                       (2,750)            88
    Advances to related party                                       (169,265)    (1,244,953)

                                                                 -----------    -----------
Net cash used in investing activities                               (861,123)    (2,159,910)
                                                                 -----------    -----------

Cash flows from financing activities
    Proceeds for additional paid in capital                          362,119             --
    Net proceeds from preferred C stock issuance                     890,000             --
    Increase in long term debt                                            --      4,109,569
    Repayment of note payable                                             --        (66,833)
    Repayment of related party advances                                   --        (19,468)
    Purchase of treasury stock                                            --         (5,000)

                                                                 -----------    -----------
Net cash provided by financing activities                          1,252,119      4,018,268
                                                                 -----------    -----------

    Increase (decrease) in cash                                      (12,971)       (83,577)
    Cash at beginning of period                                       15,181         94,342

                                                                 -----------    -----------
    Cash at end of period                                        $     2,210    $    10,765
                                                                 ===========    ===========

           The accompanying notes are an integral part of these financial statements.




                              SEAMLESS WI-FI, INC.
                       f/k/a ALPHA WIRELESS BROADBAND, INC
                     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (unaudited)


                                                                     2008         2007
                                                                  ----------   ----------
Cash paid for:
   Interest                                                       $       --   $       --
   Taxes                                                          $       --   $       --

Noncash investing, and financing activities
   Common stock issued for services                               $   52,575   $  160,050
   Preferred C stock issued for officer's compensation            $  200,000           --
   Preferred C stock issued for deemed dividend                   $  500,000           --
   Preferred C stock issued for stock subscription receivable     $  200,000           --
   Additional paid in capital recorded for third party payments   $   64,592           --
   Common stock issued for employees' services                    $   18,750           --
   Common stock issued for conversion of preferred A stock
   and settlling operating expenses                                       --   $   24,000
   Common stock issued for conversion of preferred A stock        $2,028,456   $2,392,992
   Common stock issued as collateral                              $   10,750           --
   Preferred C stock issued as collateral                         $1,200,000           --
   Stock option issued for services                               $  268,418           --

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

The operating results for the six-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

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

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. For nine months ended March 31, 2008, there was no amortization for the capitalized costs.

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

ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $115,659 and $58,022 for the nine months ended March 31, 2008 and 2007, respectively.

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

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At March 31, 2008, Series A Preferred shares are convertible to 7,131,320,000 common shares and Series C Preferred shares are convertible to 165,000,000 common shares. Because the convertible preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share.

STOCK BASED COMPENSATION

The Company has elected to early adoption of SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no options granted during the year ended June 31, 2007. A stock option was issued during the third quarter of year 2008. It is disclosed in Note 5.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141 (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. While the Company expects that SFAS 141R may have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions occurring.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At March 31, 2008 the Company had an accumulated deficit of $20,256,633.

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

NOTE 4:  RELATED PARTY TRANSACTIONS

The Company has made the following loans and advances to related parties as of March 31, 2008:

                                                       Allowance for
                                                       uncollectible
                                          Loan/Advance     loans/     Balance
                                            Balance      advances       Net
                                           ----------   ----------   ----------
   Accepted Sales                  (A)     $  338,033           --   $  338,033
   Carbon Jungle, Inc.             (B)        243,332   $  236,543        6,789
   DK Corp.                        (C)         98,160       98,160           --
   DLR Funding                     (D)        891,403           --      891,403
   1st Global Financial Service    (E,F)    1,433,640           --    1,433,640
                                           ----------   ----------   ----------

                                   Total:  $3,004,568   $  334,703   $2,669,865
                                           ==========   ==========   ==========


The above interest at annual rates ranges from 6% to 12%. The net balance at March 31, 2008 is $2,669,865 and it matures in the year ending March 31, 2009.

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

The Company has recorded interest income on the above for the nine-months ended March 31, 2008 in the amount of $ 238,834.

NOTE 5:  STOCKHOLDER'S EQUITY

During the first quarter ended September 30, 2007, the following stocks were issued.

Ayuda Funding LLC converted 130,000 shares of Series A Preferred Stock into 1,300,000 shares of common stock.

Alpha Blue converted 93,172 shares of Series A Preferred Stock into 931,720 shares of common stock.

500,000 shares of Preferred A stock were issued for pending lending agreement to Antigna.

During the second quarter ended December 31, 2007 the following shares were issued.

1,200,000 shares of Series C Preferred Stock were issued to Ayuda Funding, LLC and DLR Funding for $900,000. The shares are convertible to common stock worth $1,200,000 and $300,000 was recorded as deemed dividend for beneficiary conversion feature.

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

125,000 shares of common stock were issued for employees' services at $18,750.

During the third quarter ended March 31, 2008, the following transactions occurred.

On February 1, 2008, the Company filed a Certificate of Amendment providing for each one thousand shares of the Company's common stock, par value $0.001 per share, issued and outstanding to be changed into one share of common stock, par value $0.001 per share of the Company.

The reverse stock split became effective on February 15, 2008 and the Company's new symbol is SMWF.

On February 21, 2008, the Company filed a Certificate of Designation to establish the following regarding the voting powers, designations, preferences, limitations, restrictions and relative rights of the following series of stock.

The Company is authorized to issue 10,990,000,000 shares of common stock , par value $0.001 per share, 4,000,000 shares of convertible Series A Preferred Stock, par value $0.001 per share, 1,000,000 shares of convertible Series B Preferred Stock, par value $0.001 per share, and 5,000,000 shares of convertible Series C Preferred Stock, par value $0.001 per share.

The par value of Series C Preferred stock was adjusted to additional paid in capital in the balance sheet dated June 30, 2007 to reflect the change.

The Board of Directors has the authority to issue such shares of common and/or preferred stock in one or more series, with such voting powers, designations, numbers, preferences and rights or qualifications, limitations, restrictions or other distinguishing characteristics thereof as shall be stated in the resolution or resolutions.

The Board of Directors has adopted the following resolutions regarding the preferred stock.

LIQUIDATION RIGHTS. In the event of any liquidation, dissolution or winding up of the corporation, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series "A" "B" "C" Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets of surplus funds of the corporation to the holders of junior capital stock, including Common Stock, an amount equal to approximately $1.88 per share.

DIVIDENDS. The Preferred Stock shall not be entitled to receive any dividends.

CONVERSION RIGHTS. Each share of Series "A" Preferred Stock shall be convertible, at the option of the holder, into 10,000 fully paid and non-assessable shares of the Company's Common Stock. Each share of Series "B" Preferred Stock shall be convertible, at the option of the holder, into 1,000 fully paid and non-assessable shares of the Company's Common Stock. Each share of Series "C" Preferred Stock shall be convertible at the option of the holder, based upon the following formula: one Share of "C" Preferred Stock shall convert into One Dollar worth of fully paid and non-assessable shares of the company's common Stock based upon the most recent 10 day average closing price effective the date of receipt of the conversion request.

VOTING RIGHTS. The holders of shares of Preferred Stock shall be entitled to vote on any matters considered and voted upon by the corporation's Common Stock. The holders of the Preferred Stock are entitled to one vote per converted common share.

MANDATORY REDEMPTION.  There shall be no mandatory redemption.

28,036 shares of Series A Preferred Stock were converted to 9,491,140 shares of common stock.

800,000 common stock shares issued for deferred compensation in the second quarter were cancelled.

500,000 common stock shares were issued to DC Assembly for a production in China as a collateral.

400,000 shares of Series C Preferred Stock were issued to DC Assembly for a production in China as a collateral.

The Company has a funding agreement with Alpha Blue, Inc. to receive up to $5,000,000. Alpha Blue paid $240,000 in the third quarter and the Company issued 100,000 shares of Series A preferred Stock.

The Company has a funding agreement with MAKR, Inc. that is to provide a fund up to $600,000 for a production in China. The Company issued 800,000 shares of Series C Preferred Stock as a collateral.

Dettman Group was granted an option to purchase 975,000 shares of common stock at a strike price of $0.01 as a consulting fee. The option was evaluated to be worth $268,418.

750,000 shares of common stock were issued to Wakabayashi for marketing services.

400,000 shares of common stock were issued for consulting service.

NOTE 6: INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2007 and 2006. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2007 to March 31, 2008.

NOTE 7: COMMITMENTS AND CONTINGENCIES

LEASE

The Company has entered into lease agreements for an office space which expires on August 31, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the nine months ended March 31, 2008 and 2007 were $69,972 and $31,358, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

                           March 31, 2009            $ 168,840
                           March 31, 2010            $ 168,840
                           March 31, 2011            $  90,100
                                                     ---------
                           Total                     $ 427,780
                                                     =========

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL
----------------------------------------------------------

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed in the second quarter with the appellate court by the Company seeking confirmation of the settlement agreement.

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

Information on reportable segments is as follows:

                                                  Nine Months ended March 31,
                                                  2008                  2007
                                               -----------          -----------
Wi-Fi ISP net sales                            $    19,000          $    30,990
Cost of Wi-Fi sales                                (39,103)            (103,484)
Cost and expenses                               (2,159,938)          (2,093,480)
Other income                                     1,111,496              549,452
                                               -----------          -----------
Net loss                                       $(1,068,545)         $(1,616,522)
                                               ===========          ===========

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

OVERVIEW

Seamless Wi-Fi, Inc has operating subsidiaries: (1) Seamless Skyy-Fi, Inc. which provides wireless Internet access (commonly known as "Wi-Fi") at 30 business locations and is the developer of a Seamless Secure Internet Browser (S-SIB) software program which creates a virtual private network for the Internet user ;
(2) Seamless Peer 2 Peer, Inc. which develops and provides a patent pending software program called Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions; and (3) Seamless Internet, Inc. which offers high security hosting services for customers of Seamless Peer 2 Peer, Inc. and Seamless Skyy-Fi, Inc. and which is also manufacturing and marketing an ultra mobile personal computer named the S-Gen.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

-------------------------------------------------------------------------------
                                           Nine Months Ended   Nine Months Ended
                                             March 31, 2008     March 31, 2007
                                              (unaudited)         (unaudited)
-------------------------------------------------------------------------------
Revenues                                      $    19,000           $    30,990
-------------------------------------------------------------------------------
Cost of Revenues                                   39,103               103,484
-------------------------------------------------------------------------------
(Gross Loss)                                      (20,103)              (72,484)
-------------------------------------------------------------------------------
Expenses                                        2,158,938             2,093,480
-------------------------------------------------------------------------------
(Net Loss from Operations)                     (2,180,041)           (2,165,974)
-------------------------------------------------------------------------------
Other Income                                    1,111,496               549,452
-------------------------------------------------------------------------------
(Loss)                                        $(1,068,545)          $(1,616,522)
-------------------------------------------------------------------------------
Stock Dividend                                   (500,000)                    0
-------------------------------------------------------------------------------
(Net Loss)                                    $(1,568,545)          $(1,616,522)
-------------------------------------------------------------------------------
(Net Loss) Per Share                          $     (0.18)          $    (12.09)
-------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding      8,643,901               133,751
-------------------------------------------------------------------------------

NINE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) COMPARED TO NINE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

REVENUES

Revenues for the nine months ended March 31, 2008 were $19,000 compared to $30,990 for the same period in 2007, a decrease of 38 %. This decrease in revenue was the result of eliminating locations that were not profitable thereby decreasing our Cost of Revenue at our Skyy-Fi locations.

COST OF REVENUES

The cost of revenues for the nine months ended March 31, 2008 was $39,103 compared to $103,484 for the nine months ended March 31, 2007, a decrease of 62%. The decrease in cost of revenue was the result of eliminating locations that were not profitable thereby decreasing our Cost of Revenue at our Skyy-Fi locations.

OPERATING EXPENSES

Operating expenses increased by approximately 3.2% from $2,159,938 for the nine months ended March 31, 2008 compared to $2,093,480 for the nine months ended March 31, 2007. This increase in operating expenses was a result of an increase consulting and marketing costs related to our new product and software programs that occurred during this corresponding period.

OTHER INCOME

Other income for the nine months ended March 31, 2008 was $1,111,496 increased by 302 % compared to the other income of $549,452 for the same period in 2007. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and we now have to report that debt as income.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $20,256,633 to offset future taxable income. Such carry forwards expire in the years beginning 2022.

NET INCOME/LOSS

We experienced a reduction in the net loss from operations of $(1,568,545) for the nine months ended March 31, 2008 as compared to a net loss of $(1,616,522) for the nine months ended March 31, 2007. The reduction in net loss is primarily from reduced expenses and an increase in the other income for the Quarter. The net loss had a negligible impact on the weighted average shares because of the corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,259,072 and $1,103,833 for March 31, 2008 and 2007, respectively. Net cash used by operations was $(403,967) for the period ended March 31, 2008 compared to net cash used by operations of $(1,941,935) for the comparable period ended March 31, 2007.

As a result of our decreases in net operation losses, our working capital deficiency has decreased. We have funded our losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2008.

We have a working capital surplus of $1,461,040 as of March 31, 2008 compared to a working capital deficit of $(1,277,535) as of March 31, 2007. This is an increase in the working capital surplus and as compared to the working capital deficit from the previous year and we expect this trend to continue to decrease as product development costs continue to decrease and income increases by the sales of our products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(20,256,633) and a working capital surplus of approximately $1,461,040 as of March 31, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $(20,256,633) to offset future taxable income. Such carry forwards expire in the years beginning 2022.

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $(20,256,633) as of March 31, 2008. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(18,687,528) as of June 30, 2007 to March 31, 2008 of ($20,256,633) a
decrease of $1,569,105.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed during the last quarter of 2007 quarter with the appellate court by the Company seeking confirmation of the settlement agreement.

To the best knowledge of management, there are no other legal proceedings pending or threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On February 1, 2008, the after shareholder approval the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada (the "Amendment"), providing for each one thousand (1,000) shares of the Company's common stock, par value $0.001 per share, issued and outstanding shall, automatically and without any action on the part of the respective holders thereof, be combined, converted, and changed into one (1) share of common stock, par value $0.001 per share of the Company, provided, however, that the Company shall issue no fractions shares of common stock, and fractional shares resulting from the reverse split will be rounded up to the nearest whole share.

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

DATED: May 15, 2008                     SEAMLESS WI-FI, INC.


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