Form 10-Q/A
period 2008-03-31
SEAMLESS WI-FI, INC.
filed 2008-05-20
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

NOTE 4:  RELATED PARTY TRANSACTIONS

    The Company has made the following loans and advances to related parties as of March 31, 2008:


                                                                          Allowance for
                                                          Loan/Advance for uncollectible   Balance
                                                             Balance     loans/advances      Net
                                                            ----------     ----------     ----------
       Accepted Sales                             (A)       $  338,033                    $  338,033
       Carbon Jungle, Inc.                        (B)          243,332     $  236,543          6,789
       DK Corp.                                   (C)           98,160         98,160             --
       DLR Funding                                (D)          891,403                       891,403
       1st Global Financial Service               (E,F)      1,433,640                     1,433,640
                                                            ----------     ----------     ----------


                                       Total:               $3,004,568     $  334,703     $2,669,865
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


The Company adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. The implementation of FIN No. 48 did not have any effect on the financial statements.


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

                                March 31, 2009     $168,840
                                March 31, 2010     $168,840
                                March 31, 2011     $ 90,100
                                                   --------
                                Total              $427,780
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

Information on reportable segments is as follows:



                                        Three Months ended March 31,
                                            2008              2007
                                        -----------      -----------
Wi-Fi ISP net sales                     $     7,449      $     9,350
Cost of Wi-Fi sales                         (23,726)         (42,900)
Cost and expenses                        (1,155,946)        (678,943)
Other income                                 91,406          301,096
                                        -----------      -----------
Net loss                                $(1,080,817)     $  (411,397)
                                        ===========      ===========


                                        Nine Months ended March 31,
                                            2008             2007
                                        -----------      -----------
Wi-Fi ISP net sales                      $    19,000      $    30,990
Cost of Wi-Fi sales                          (39,103)        (103,484)
Cost and expenses                         (2,159,938)      (2,093,480)
Other income                               1,111,496          549,452
                                         -----------      -----------
Net loss                                 $(1,068,545)     $(1,616,522)
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

OTHER INCOME


Other income for the nine months ended March 31, 2008 of $1,111,496 increased by 302% compared to other income of $549,452 for the same period in 2007. During the nine months ended March 31, 2008, cancellation of indebtedness income increased by approximately $320,000 from the same period in 2007 as a result of the lapse of the statute of limitations on higher debt levels from our prior operations. Interest income increased by approximately $155,000 during the nine months ended March 31, 2008 versus 2007. The increase is due to higher balances on our notes receivable during the period.


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