Form 10KSB
period 2008-06-30
SEAMLESS Corp
filed 2008-10-14
CIK 880584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2008
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                       Commission file number: 000-202559

                              SEAMLESS CORPORATION
                           (FKA SEAMLESS WI-FI, Inc.)
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [_]

For the year ended June 30, 2008, our revenue was $22,152.

As of September 8, 2008, the number of shares of common stock outstanding was 802,890,963. The aggregate market value of our common stock held by non-affiliates of the registrant as of September 8, 2008 was approximately $481,735 (based upon 802,890,963 shares at $.0006 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB for the fiscal year June 30, 2005, filed on September 28, 2005;
Current Report on Form 8-K, filed on October 20, 2005;
Current Report on Form 8-K, filed on October 26, 2005;
Quarterly Report on Form 10-QSB for period ended September 30, 2005 filed on November 14, 2005;
Current Report on Form 8-K, filed on January 26, 2006;
Current Report on Form 8-K, filed on January 26, 2006;
Current Report on Form 8-K, filed on January 26, 2006;
Quarterly Report on Form 10-QSB for period ended December 31, 2005, filed on February 14, 2006.
Current Report on Form 8-K, filed on February 21, 2006;
Current Report on Form 8-K, filed on February 21, 2006;
Current Report on Form 8-K, filed on March 30, 2006;
Quarterly Report on Form 10-QSB for period ended March 31, 2006 filed on May 22, 2006
Current Report on Form 8-K, filed on March 26, 2006;
Annual Report on Form 10-KSB for the fiscal year June 30, 2006, filed on October 13, 2006;
Quarterly Report on Form 10-QSB for period ended September 30, 2006, filed on November 20, 2006;
Quarterly Report on Form 10-QSB for period ended December 31, 2006, filed on February 20, 2007;
Current Report on Form 8-K, filed on April 20, 2007;
Quarterly Report on Form 10-QSB for period ended March 31, 2007, filed on May 21, 2007;
Current Report on Form 8-K, filed on May 23, 2007;
Current Report on Form 8-K, filed on June 11, 2007;
Current Report on Form 8-K, filed on August 29, 2007;
Annual Report on Form 10-KSB for the fiscal year June 30, 2007, filed on October 15, 2007;
Quarterly Report on Form 10-QSB for period ended September 30, 2007, filed on November 19, 2007;
Current Report on Form 8-K, filed on January 24, 2008; Current Report on Form 8-K/A, filed on February 5, 2008;
Quarterly Report on Form 10-QSB for period ended December 31, 2006, filed on February 19, 2008;
Quarterly Report on Form 10-QSB/A for period ended March 31, 2008 filed on May 20, 2008;
Current Report on Form 8-K, filed on June 17, 2008;
Current Report on Form 8-K, filed on June 30, 2008;

                                TABLE OF CONTENTS


ITEM 1 DESCRIPTION OF BUSINESS

ITEM 2 DESCRIPTION OF PROPERTY

ITEM 3 LEGAL PROCEEDINGS

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7 FINANCIAL STATEMENTS

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A CONTROLS AND PROCEDURES

ITEM 8B OTHER INFORMATION

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10 EXECUTIVE COMPENSATION

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE

ITEM 13 EXHIBITS

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW OF BUSINESS
--------------------

Seamless Corporation (FKA Seamless Wi-Fi, Inc.), has three operating subsidiaries: (1) Seamless TEK LABS, Inc. (FKA Seamless Skyy-Fi, Inc.), which, beginning in June 2004, develops security software for accessing the Internet (commonly known as "Wi-Fi"); a patent pending software program for Secure Internet browsing (S-SIB) and Secure Internet video conferencing Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, (2) Seamless TEK Ware, Inc., (FKA Seamless Internet, Inc.) established in November 2005, manufactures the patented ultra mobile personal computer named the S-Gen a mini-notebook the SNBK-1, a 10 inch, 120 G. HD, 1G RAM with OS Windows XP home edition and (3) Seamless Sales LLC which sells the products and software programs developed by Seamless subsidiaries. The evolution of Seamless from a Wi-Fi provider to a hardware manufacture and software developer began during the last quarter of this fiscal year ended June 30, 2008 and was completed during the first quarter of fiscal year ending June 30, 2009.

BUSINESS
--------

SEAMLESS TEK WARE, INC

Seamless TEK Ware, Inc (FKA Seamless Internet, Inc.) is a producer of the S-Gen a Pocket Personal Computer, the SNBK-1 a 120G- 10" Mini Note Book, and several different MP3-4 players. Seamless Sales LLC (please see Seamless Sales LLC section) the marketing and sales subsidiary is currently establishing distributors to sell Seamless products.

CURRENT TEK WARE PRODUCTS

SEAMLESS S-GEN: Seamless is in the process of upgrading the design of the S-Gen (Seamless Generation) to incorporate new features and functions as follows: 20 G-Solid State Hard Drive, 620 MGZ processor and 128 MG of Ram, a TFT Transflective Touch Screen viewable in sunlight, 802.11b/g and Bluetooth connectivity, SD MMC and Compact Flash sockets, 2-USB 2.0 ports, and a near full sized QWERTY folding keyboard, stereo speakers and inputs/outputs, docking socket and un locked tri-band cell phone, GPS system and with a 1.3 Mega Pixel video camera. The S-Gen comes with Microsoft Windows Mobil 6.1 operating system and a Garmin GPS operating system. The unit weighs approximately one pound and has an 8 hour battery life. Seamless acquired the Microsoft Windows Mobil operating system in January 2007 and in August 2008 Seamless partnered with Garmin GPS guidance operating system for the S-Gen.

SEAMLESS SNBK-1 is a 10" mini-notebook with a 120 Hard-drive a 1.6 GZ with 1 G of Ram for a 1024X600 resolution with 802.11a/b/g. The SNBK-1 comes with Windows XP home addition. The unit weighs approximately 2.2 pounds and has a 4 hour battery life.

SEAMLESS SPMP 3 -4, Seamless also produces 3 different models of Seamless Personal Media Players

CHRONOLOGY OF SEAMLESS TEK WARE

Seamless TEK Ware was originally created to support Seamless Wi-Fi service which was expanded to provide in-house server solutions for parent company Seamless Corporation. Seamless TEK Ware first expanded after the acquisition of the Peer 2 Peer Software and the creation of the Peer 2 Peer subsidiary because of the potential clients that were going to acquiring the Phenom(R) software program did not have the capability of properly securing their new sever, to either insure the integrity of the software or be able to provide the technical support required to support the software program. Offering secure hosting services allows us to meet this potential client demand while also giving us the ability to support our products in the most efficient manner.

In March 2006, Seamless TEK Ware acquired the patent, development and marketing rights for the ED.1 (Entertainment Device) minicomputer and communication device from Vercel Corporation. The ED.1 was an ergonomically-designed portable entertainment device and full-fledged computer boasting a form factor of 5" x 4" x 2" and weighing less than 12 ounces. When closed, it offers an MP3 player, a gaming device when opened, and a full-fledged internet communications device and computer when the integrated keyboard is unfolded. The keyboard offers almost full-size keyboard functionality and ergonomics.

Seamless named its mobile minicomputer the S-Gen (for Seamless Generation) Mobile Computing and Communications Device. In addition, began aggressive redesign and are preparing for volume manufacturing of the device.

The S-Gen, while maintaining its small size, has been specifically designed with a fully deployable folding keyboard for data manipulation and navigation allowing the user easy access. It has a 4 inch high definition screen that provides a clear and crisp screen display. The unit was extremely versatile and the first version had, among it many capabilities, the ability to be used as a completely loaded Wireless working computer. It is "Blue Tooth" enabled and can be used as an entertainment and gaming unit.

The unit's size places it in between the "Palm and the Lap Top" size category - in the Ultra Mobile Personal Computer (UMPC) class of minicomputers and as such, it can be transported easily because it readily fits into a pocket or a purse, or be easily carried by hand. It does not require a carrying case, and despite its small size, it is designed so that its batteries can last up to eight hours.

We have also expanded the features and functionality of the S-Gen, including increasing standard internal memory from 128 Kb to 256 Kb, integrating an onboard camera and also more gaming buttons to facilitate gaming interactivity.

After the initial marketing campaign Seamless began upgrading the S-Gen in August 2008 (please read the above section "CURRENT TEK WARE PRODUCTS").

While working on the redesign of the S-Gen, Seamless TEK Ware also began production of the SNBK-1 and the SPMP 3-4

COMPETITION

See Seamless Sales section.

MARKETING STRATEGY

See Seamless Sales section.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Raw material used for molded parts and circuit boards are readily available with limited lead time. Parts such as CPUs and hard drives are also standard productions parts and are readily available. However some of our parts do require an eight week lead time. These parts are also available through many suppliers.

SEAMLESS TEK LABS, INC

Seamless TEK LABS, Inc. (FKA Seamless Skyy-Fi, Inc.) is the developer of the patent pending software programs that provide Wi-Fi and Internet users with Seamless-Secure Internet Browsing (S-SIB(TM)) that encrypts the user's Wi-Fi signal and the Phenom(R) Software which allows secure communications over Wi-Fi, local area network (LAN), and wide area networks (WAN) with its Virtual Internet Extranet Network technology.

CURRENT TEK LABS PRODUCTS

S-SIB

Seamless-Secure Internet Browsing (S-SIB(TM)) that encrypts the user's Wi-Fi signal. S-SIB is offered in two versions:

S-SIB STANDARD INCLUDES:

Government grade 256bit AES Internet data encryption tunnel protecting against evil twins and other malicious Wi-Fi attacks

Provides anonymous web browsing feature protecting your Identity online

S-SIB COMPLETE INCLUDES THE FOLLOWING AVG SECURITY SOFTWARE AND S-SIB STANDARD
PLUS:

Anti-Virus (against viruses, worms and Trojans that may corrupt your data or disable your computer)

Anti-Spyware (against spyware that may monitor your activities or scan your computer for credit card information or passwords)

Anti-Rootkit (against hidden threats - rootkits that deliver malicious content)

HTTP scanning (screens downloads for malicious content)

AVG Active Surf-Shield (real-time protection from poisoned web pages)

AVG Search-Shield (safely click search results)

Instant Messaging Protection

PHENOM

PHENOM(R) developed for Seamless TEK LABS through its subsidiary Seamless Peer 2 Peer, Inc., is encryption software which allows secure communications over Wi-Fi, local area network ("LAN"), and wide area networks ("WAN") with its Virtual Internet Extranet Network technology. Phenom(R) software provides secure peer mail, chat, file transfer, and remote PC access in a two-megabyte download. Phenom(R) software's application protocol interface ("API") also supports voice over Internet protocol ("VoIP"), video voice conferencing, and white boarding.

CHRONOLOGY OF SEAMLESS TEK LABS

Seamless TEK Labs was originally created in October 2000; as a provider of Wi-Fi to the hospitality industry then in January 2005 its subsidiary Seamless Peer 2 Peer acquired the rights to Phenom secure software solution which was being developed at the time of acquisition. As Seamless TEK LABS was adding Wi-Fi locations the Phenom encryption software was being developed by a contract software development team.

In September of 2006 TEK Labs began the development of Secure Internet Browsing software for Wi-Fi locations. Seamless Secure Internet Browsing was brought to market in March 2007. In August 2008 Seamless TEK LABS partnered with AVG Technologies' to offer the Seamless Secure Internet Browsing (S-SIB) software program with AVG Technologies' Anti-Virus programs as a bundled Internet Security software solution.

Seamless Phenom(R) Software still in development will allow secure communications over Wi-Fi, local area network (LAN), and wide area networks
(WAN) with its Virtual Internet Extranet Network technology. Phenom(R) software provides secure peer mail, chat, file transfer, and remote PC access in a two-megabyte download. Phenom(R) software's application protocol interface (API) also supports voice over internet protocol (VoIP), video voice conferencing, and white boarding is.

COMPETITION

See Seamless Sales section.

MARKETING STRATEGY

See Seamless Sales section.

AVAILABILITY OF DEVELOPMENT TEAMS TO IMPROVE THE SOFTWARE PROGRAMS

There are Contract Software Development Teams available to provide continued improvement for the S-SIB and Phenom software programs and there are also qualified individuals that can be employed by Seamless to keep the software programs current.

SEAMLESS SALES LLC

Seamless Sales LLC offers Seamless TEK Ware and TEK LABS products for sale.

Seamless TEK Ware products are as follows: the S-Gen a Pocket Personal Computer, the SNBK-1 a 120G- 10" Mini Note Book, and several different MP3-4 players.

Seamless TEK LABS software products are as follows: Seamless-Secure Internet Browsing (S-SIB(TM)) that encrypts the user's Wi-Fi signal and Phenom(R) Software which allows secure communications over Wi-Fi, local area network
(LAN), and wide area networks (WAN) with its Virtual Internet Extranet Network technology.

CHRONOLOGY OF SEAMLESS SALES

Seamless Sales LLC was created to market and sell Seamless TEK Ware and Seamless TEK LABS products.

COMPETITION

TEK WARE

S-GEN: to date there is no direct competition to the S-GEN however there are several Micro Computers, GPS devices, Video players and Cell phone all with in the same size and form factor as the S-GEN. There are several well known companies that have the funds and expertise that could develop direct completion to the S-Gen

SNBK-1: Within the 10 inch notebook products there are a variety of major manufacturer that produce similar products. Seamless SNBK-1 has comparable specifications and quality of any competitors listed below. Seamless' aggressive pricing makes the SNBK-1 competitive within this market area.

      o     Hewlet Packard
      o     Dell
      o     Apple
      o     Lenovo
      o     ASUS

SPMP 3-4: The music and media player sector has a variety of major manufacturers. The SPMP has similar specifications to the MP-3's currently on the market today; the MP-4's are relatively new to the North American market enabling Seamless to be one of the first to offer the product to this market. Our pricing structure will make will be very aggressive in this sector making the Seamless SPMP competitive in the marketplace.

      o     Apple
      o     Creative Labs
      o     I-River
      o     Sansa
      o     Zen

TEK LABS

S-SIB

The market for Secure Internet software is highly competitive. Companies such as AVG Internet Security 8.0, Panda Antivirus 2008, Trend Micro Internet Security 2008 and McAfee Personal Firewall Plus 5.0 have already created software products for the Internet security however few address the area that we developed our software for. Secure Internet Browsing in bundling our S-SIB product with the AVG Anti-Virus/Anti-Spyware product Seamless has every aspect of Internet security covered.
      o     AVG Internet Security
      o     Panda Antivirus
      o     Trend Micro Internet Security
      o     McAfee Personal Firewall

PHENOM

Phenom software program provides for every aspect of online communication and collaboration and combines these features with government grade security and encryption, providing a unique blend of security and communication. The market for Internet based software services is highly competitive and there are substantial barriers for entry into this market. Phenom's unique features and aggressive pricing structure make Phenom very competitive in this market place.

Our competition for PHENOM includes, but is not limited to, the following companies.

      o     Skype
      o     Grouper Networks, Inc.
      o     Citrix Systems, Inc.
      o     3AM Labs, Inc.
      o     Amteus Ltd.
      o     Eclectic Endeavours, Inc.
      o     Seclarity, Inc.
      o     Securit-e-doc, Inc.

MARKETING AND SALES PLAN

Seamless marketing plan incorporates the following distribution channels:

1. Direct sales: Seamless will establish sales and distribution agreements with companies such as the Access Sales Group (ASG) that targets brick and mortar retail chain. ASG also provides for direct distribution into B2B vertical market networks for example: healthcare providers, government agencies, defense contractors, military, non-profits, etc.

2. OEM distribution: Seamless will establish sales to private networks as well as general users. OEM's will be able to bundle the Phenom software client software for handheld devices, PDA's, desktop computers and laptops.

3. Internet/online users: Seamless will establish agreements with online retailers such as ECost.com with whom we have a distribution agreement with. Customers will be able to download any of the software programs for their daily Internet usage, or purchase our hardware products online directly from E-Tailors.

SEAMLESS CORPORATIONS SUBSIDIARY INTELLECTUAL PROPERTY

Seamless owns the following registered trademarks:
--------------------------------------------------
      o     Phenom
      o     Seamless P2P
      o     Seamless Peer2Peer
      o     !
      o     PP

Seamless applied for trademark registration for the following marks:
--------------------------------------------------------------------
      o     Freek2Freek
      o     Phenom Mobile
      o     S-SIB
      o     Seamless SIB
      o     Get SINB
      o     Get Phenom
      o     SINB
      o     SXGEN

Seamless has the following patents and/or patents pending for the:
-----------------------------------------------------------------
      o     Phenom(R) Encryption Software
      o     S-SIB (TM)
      o     S-Gen (R)
      o     Various accessories for the S-Gen (TM)

GOVERNMENT APPROVAL

Regulation of the following areas could impact our operations:
--------------------------------------------------------------

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

Regulation of Peer 2 Peer communication

The courts and the legislature have recently become active in the peer 2 peer communications space, which can negatively impact us due to our acquisition of peer 2 peer software technologies. If the legislatures and court determine that this type of communications violates existing laws and/or new laws may be proposed that could limit and/or prohibit this type of communication then this could have a negative impact on our ability to generate revenue from this type of communications.

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

RESEARCH AND DEVELOPMENT COSTS

Seamless spent $876,213 on research and development during the fiscal year ended June 30, 2008 as compared to $1,274,000 spent on research and development during the year ended June 30, 2007.

EMPLOYEES

As of the date hereof, we have seven full-time employees and two independent contractors. We hire independent contractors for sales personnel, technical support and installation expertise. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The following locations are the principal places of business of the Company, some of the Companies share facilities:

800 N. Rainbow Blvd., Ste 208    2050 Russett Way, Ste 338    Warehouse Facility
Las Vegas, Nevada 89107       Carson City, Nevada 89703    Orange County, Calif.

The Company entered into lease agreements for an office space which expires on August 31, 2010 and November 2, 2011 Seamless also has a server co-location facility agreement that expires November 2010. The Company rents additional office space on a month to month basis. The Rent expense under these leases for the years ended June 30, 2008 and 2007 were $150,875 and $47,222 respectively. The annual minimum future lease payments required under the Company's operating leases are as follows for the year ended June 30;

                               2009              $168,840
                               2010              $168,840
                               2011              $ 47,890
                                                 --------
                               Total             $385,570
                                                 ========

ITEM 3. LEGAL PROCEEDINGS

Globalist v. Internet Business's International, Inc. et al
----------------------------------------------------------

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed in the second quarter with the appellate court by the Company seeking confirmation of the settlement agreement. This liability has been recorded in the accompanying financial statements.

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SMWF." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                              High         Low
                                                              ----         ---

2007
     First Quarter......................................     0.00319     0.00162
     Second Quarter.....................................      0.0015    0.000625
     Third Quarter......................................      0.0008      0.0002
     Fourth Quarter.....................................      0.0005      0.0001

2008

     *First Quarter.....................................        0.51      0.0001
     Second Quarter.....................................      0.0227      0.0016
     *on February 15, 2008 stock reverse 10,000 shares for one
     On September 23, 2008, the closing sale price was $0.0004

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

QUALIFIED HOLDERS

As of September 23, 2008, there were approximately 1,213 shareholders holding certificated securities.

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

OVERVIEW

Seamless Corporation (FKA Seamless Wi-Fi, Inc.), has three operating subsidiaries: (1) Seamless TEK LABS, Inc. (FKA Seamless Skyy-Fi, Inc.), which, beginning in June 2004, develops security software for accessing the Internet (commonly known as "Wi-Fi"); a patent pending software program for Secure Internet browsing (S-SIB) and Secure Internet video conferencing Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, (2) Seamless TEK Ware, Inc., (FKA Seamless Internet, Inc.) established in November 2005, manufactures the patented ultra mobile personal computer named the S-Gen a mini-notebook the SNBK-1, a 10 inch, 120 G. HD, 1G RAM with OS Windows XP home edition and (3) Seamless Sales LLC which sells the products and software programs developed by Seamless subsidiaries. The evolution of Seamless from a Wi-Fi provider to a hardware manufacture and software developer began during the last quarter of this fiscal year ended June 30, 2008 and was completed during the first quarter of fiscal year ending June 30, 2009.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our selected financial information:

                                                                June 30, 2008     June 30, 2007
                                                                 ------------      ------------
Revenues                                                         $     22,152      $     42,717
    Cost of revenues                                                   46,215           165,580
                                                                 ------------      ------------
    Gross loss                                                        (24,063)         (122,863)
Cost and expenses:
    Selling, general and administration                             1,038,280           715,732
    Consulting                                                        515,798           598,932
     Interest                                                           6,864           291,535
    Legal                                                             533,644            86,988
    Office payroll                                                    500,000           456,031
    Financing                                                             -0-           265,000
    Bad debt expenses                                                 344,822           105,437
    Depreciation and amortization                                      32,076            31,749
                                                                 ------------      ------------

Total                                                               2,971,484         2,551,404
                                                                 ------------      ------------
Net loss from operations                                           (2,995,547)       (2,674,267)

    Gain on liquidation of debt                                           -0-         4,904,508
    Cancellation of indebtedness                                      883,340           836,298
    Interest                                                          317,380           143,130
    Other income                                                        1,491
                                                                 ------------      ------------
Income (loss) before income taxes                                  (1,793,336)        3,209,669
                                                                 ------------      ------------
Net income (loss)                                                $ (1,793,336)     $  3,209,669
Preferred C stock dividends-deemed                                   (200,000)              -0-
                                                                 ------------      ------------
Net income (loss) available to stockholders                      $ (1,993,336)     $  3,209,669
                                                                 ============      ============
Net income (loss) per common share                               $      (0.09)     $       1.54
                                                                 ============      ============
Weighted average basic and diluted common shares outstanding       21,332,651         2,087,742
                                                                 ============      ============


FISCAL YEAR ENDED JUNE 30, 2008 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2007 (AUDITED)

Our revenues for the fiscal year ended June 30, 2008 of $22,152 is a decrease of 52% when compared with the revenues of $42,717 for the fiscal year ended June 30, 2007. The decrease in revenues because of the decision to cease the Wi-Fi service to the hospitality industry during the fiscal year ended June 30, 2008.

We had a net loss of $(1,993,336) for the fiscal year ended June 30, 2008 as compared to a net income of $3,209,669 for the year ended June 30, 2007. The net loss was due to the transition from a Wi-Fi service provider to selling Seamless hardware and software products. The increase in income in the prior fiscal year ended June 30, 2007 was primarily due to income credit of $4,904,508 for payment in full for loans and interest as per our loan satisfaction agreement with Ayuda Funding, LLC.

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

Information on reportable segments is as follows:


                                            Fiscal Year Ended  Fiscal Year Ended
                                             June 30, 2008       June 30, 2007
                                            -----------------  -----------------
Seamless Sales
         TEK Ware                                      --                    --
         TEK LABS                             $    22,152           $    41,229
 Cost of Revenue                                  (46,215)             (165,580)
 Gross Income (loss)                              (24,063)             (122,863)
 Other Net Income                             $ 1,202,211           $ 5,883,936

 Expenses                                     $ 2,971,484           $ 2,551,404
Other Expenses                                $   200,000                    --

Net Income (Loss)                             $(1,993,336)          $ 3,209,669


Seamless Sales
--------------

Sell the Software products developed by Seamless TEK LABS and the hardware products developed by Seamless TEK Ware.

SEAMLESS TEK LABS; (FKA SEAMLESS SKYY-FI): was providing Wi-Fi service to the hospitality industry and now develops secure software products for Wi-Fi Internet access.

SEAMLESS TEK WARE; (FKA SEAMLESS INTERNET) was offering hosting for Seamless and its clients and now develops hardware products i.e. the S-Gen a pocket personal computer and the SNBK-1 a mini notebook compute plus SPMP 3 and 4 players.

OTHER: For the fiscal year ended June 30, 2008, this segment received income credit from cancellation of debt $883,340 and interest income of $317,380 and other income of $1,491 totaling $ 1,202,211. For the fiscal year ended June 30, 2007, this segment received income credit as per our loan satisfaction agreement of $4,904,508 and an additional income from cancellation of debt $836,298 and interest income of $143,130 totaling $ 5,883,936.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations activities of $579,095 for the year ended June 30, 2008 decreased by $1,466,907 compared to the net cash used in operational activities of $2,046,002 for the year ended June 30, 2007. The decreases in net cash were primarily from the increased accounts payable debt.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements see "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS", Note 2 titled "NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" section titled "NEW ACCOUNTING PRONOUNCEMENTS" included in this report.

INFLATION

The moderate rate of inflation over the past few years has had an insignificant impact on our sales and results of operations during the period.

CAPITAL EXPENDITURES

There were no capital expenditures during the fiscal year ended June 30, 2008.

NET OPERATING LOSS CARRY FORWARDS

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2008 and 2007. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2006 to June 30, 2008.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pursuant to Board Resolution by Written Consent, the Company dismissed its independent auditor, Kempisty & Company, Certified Public Accountants, P.C. ("Kempisty") of New York, NY, effective November 19, 2007.

Except as reported in Form 10KSB for fiscal year ending June 30, 2006 (filed on October 13, 2006); and Form 10KSB for fiscal year ending June 30, 2007 (filed on October 15, 2007); which each stated that "the Company has experienced significant losses in recent years," and that said losses "may result from possible inability of the Company to continue as a going concern." the reports of Kempisty on the Company 's financial statements for the past two years, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company and Kempisty have not, in connection with the audit of the Company's financial statements for the previous two (2) fiscal years or for any subsequent interim periods prior to and including November 19, 2007, had any disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which have caused Kempisty to make reference to the subject matter of the disagreement in connection with its reports.

On January 29, 2008, the Company engaged Demetrius & Company of Wayne, NJ as its independent auditor.

The Company had no relationship with Demetrius & Company required to be reported pursuant to Regulation S-B Item 304(a)(2) during the previous 2 fiscal years, or the subsequent interim periods prior to and including January 29, 2008.

ITEM 8A  CONTROLS AND PROCEDURES

EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES: Under the direction of our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended June 30, 2008 that has materially affect the company's internal controls over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING: During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING: The management of Seamless Corporation (the Company) is responsible for the (i) the preparation of the accompanying financial statements; (ii) establishing and maintaining internal controls over financial reporting; and (iii) the assessment of the effectiveness of internal control over financial reporting. The Security and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company's principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statement in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed , have inherent limitation and provide only reasonable assurances that all control issues and misstatements due to error or fraud, if any, within the company have been detected. Additionally, any system of controls is subject to the risk that controls may become inadequate due to change in conditions or that compliance with policies or procedures may deteriorate. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

As of June 30, 2008 management of the company conducted an assessment of the effectiveness of the company's internal control over financial reporting. Based on this assessment management has concluded that the company's internal control over financial reporting was effective as of June 30, 2008.

The annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 8B OTHER INFORMATION

On October 11, 2007, the Board of Directors elected Albert Reda to serve as corporate Secretary, effective immediately, until the next annual meeting of the Board of Directors and until his successor is elected and qualified.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(s) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                  Age           Position
----                  ---           --------

Albert R. Reda        62            Director, Chief Executive Officer, Chief
                                    Financial Officer, Secretary

Matt Sebal            38            Director

John Domerego         63            Director

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

MATT SEBAL, DIRECTOR. Mr. Sebal became one of our directors in October 2005. Since January 2002, he has been serving as President and Director of KORE Interactive Systems Inc.. which provides technology and consulting services in Vancouver, BC Canada. From May 2002 and continuing through the present, Mr. Sebal has served as President and as a Director of DCM Enterprises, Inc., a management and investment holding company. From October, 2001 through the present, he has served as Secretary and as a Director of Hosting Site Networks, Inc., a provider of Internet services including web hosting, web consulting, and electronic mail services. From June 2000 to January 2003, Mr. Sebal held one or more of the following the positions with Return Assured Incorporated: Secretary, President, Chairman and CEO, and Director. Return Assured Incorporated was involved with enabling e-retail transactions. From November 2000 to October 2003, Mr. Sebal served as a Director of Mindfuleye, Inc., which developed software for licensing to the investment community. Mr. Sebal holds a baccalaureate degree in Political Science from the University of Western Ontario, Canada.

JOHN DOMEREGO, DIRECTOR. Mr. Domerego has been a Director of Seamless Corporation since October 2005 and President of Seamless Internet Inc. since February 2005. Mr. Domerego was previously involved in the development, designing, engineering and erection of co-generation and power generating facilities both as an employee of Raytheon Engineering and self-employed as an associate of Malcolm Jones Associates, an engineering company where he managed multi-million dollar projects from conception to completion. Mr. Domerego also has 20 years experience in the pulp and paper industry where he was employed and performed as chief engineer and eventually as general manager. He was responsible for all facets of the industry involving the successful operation of paper mills and facilities. Mr. Domerego has a Bachelor of Science degree in Mechanical Engineering.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain officers, as well as persons who own more than 10% of a registered class of our equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The following Reporting Persons have not complied on a timely basis with all filing requirements applicable to them:

      o Mildred Carroll, Secretary, failed to file a Form 4 disclosing her change in ownership from 520,000 shares of common stock to 420,006 shares of common stock during our last fiscal year;
      o Matt Sebal, Director, failed to file a Form 4 disclosing his change in ownership from 2,700,000 shares of common stock to 5,100,000 shares of common stock during our last fiscal year; and
      o John Domerego, Director, was delinquent in filing a Form 4 disclosing his change in ownership from 2,700,000 shares of common stock to 5,100,000 shares of common stock during our last fiscal year.

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

==========================================================================================================================
                                                                        Non-Equity
Name and                                             Stock    Option  Incentive Plan    All Other
Principal                                    Bonus   Awards   Awards   Compensation    Compensation     Total
Position                Year     Salary($)    ($)      ($)     ($)          ($)            ($)           ($)
--------------------------------------------------------------------------------------------------------------------------
Albert R. Reda, CEO,    2008     $240,000      $0      $0       $0          $0             $0          $240,000
CFO, Secretary
(Principal Executive
Officer)
--------------------------------------------------------------------------------------------------------------------------
                        2007     $240,000      $0      $0       $0          $0             $0          $240,000
--------------------------------------------------------------------------------------------------------------------------

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended June 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of June 30, 2007.

------------- -------------------------------------------------------------------------------- ----------------------------------
                                               Option Awards                                             Stock Awards
------------- -------------------------------------------------------------------------------- ----------------------------------
Name          Number of     Number of      Equity          Option      Option       Number     Market     Equity      Equity
              securities    securities     Incentive       Exercise    Expiration   of         Value of   Incentive   Incentive
              Underlying    Underlying     Plan Awards:    Price($)    Date         Shares     Shares     Plan        Plan
              Unexercised   Unexercised    Number of                                of Units   or Units   Awards:     Awards
              Options (#)   Options (#)    Securities                               of Stock   of Stock   Number of   Market
              Exercisable   Unexercisable  Underlying                               that       that       Unearned    or
                                           Unexercised                              have not   have not   Shares,     Payout
                                           Unearned                                 vested     vested     Units or    Value of
                                           Options (#)                              (#)        ($)        other       Unearned
                                                                                                          rights      Shares,
                                                                                                          that have   Units of
                                                                                                          not vested  other
                                                                                                          (#)         rights
                                                                                                                      that
                                                                                                                      have
                                                                                                                      not
                                                                                                                      vested $)
------------- ------------- -------------- --------------- ----------- ------------ ---------- ---------- ------------ ----------
Albert R.         -0-            -0-            -0-           -0-          -0-         -0-        -0-         -0-         -0-
Reda, CEO,
Secretary
------------- ------------- -------------- --------------- ----------- ------------ ---------- ---------- ------------ ----------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 802,890,963 issued shares of common stock.

Note on February 15, 2008 there was a 10,000 for one stock split

===================================================================================================================
Name and Address of Beneficial Owners(1)                         Amount and Nature of        Percent
                                                                 Beneficial Ownership      Ownership(2)
-------------------------------------------------------------------------------------------------------------------
Albert R. Reda, CEO, CFO, Secretary, Director                          1,019,240(3)           .123%
Matt Sebal, Director                                                       5,100                  *
John Domerego, Director                                                    5,100                  *
All executive officers and directors as a group (four persons)         1,029,440              .123%
===================================================================================================================
*Less than 1%.

_______________

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

(3) Includes 56, shares of preferred stock held by the Reda Family Trust convertible into 560,000, shares of common stock; 459,240shares of common  shares of common stock held by ARR, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 13. EXHIBITS

3.1   Articles of Incorporation, dated December 4, 1998(1)
3.2 Certificate of Amendment of Certificate of Incorporation, dated February 17, 1999(2)
3.3   Certificate of Amendment of Articles of Incorporation, dated June 30,
      1999(1)
3.4 Certificate of Amendment of Articles of Incorporation, dated December 22, 1999(3)
3.5 Certificate of Amendment of Articles of Incorporation, dated February 9, 2000(3)
3.6 Certificate of Designation, Number, Powers, Preferences and Other Rights and Qualifications, Limitations, Restrictions and Other Characteristics of Series "C" Preferred Stock, dated September 30, 2004(4)
3.7   Bylaws, dated June 1, 1999(1)
10.1  Form of Location Provider Agreement(5)
10.2 Asset Purchase Agreement between Seamless P2P, LLC and Seamless Peer 2 Peer, Inc., dated January 18, 2005(6)
10.3 Promissory Note and Security Agreement from 1st Global Financial Corporation, dated July 14, 2006(7)
10.4 Revolving Line of Credit Agreement with DLR Funding, Inc., dated January 15, 2007(7)
10.5 Secured Promissory Note Payable in Agreed Installments and Secured Term Note, dated October 1, 2006(7)
10.6  Loan Agreement with Ayuda Funding Corp., dated October 26, 2006
10.7 OEM Mobility License Agreement with Microsoft Licensing, GP, dated May 22, 2007
10.8 Microsoft Services OEM Foundation Service Agreement - Non-Standard, dated June 9, 2007
10.9  Loan Satisfaction Agreement with Ayuda Funding Corp. dated June 7, 2007
10.10 Employment Agreement with Albert Reda, dated June 8, 2007
14    Code of Business Conduct and Ethics(8)

21    Subsidiaries
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
32    Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes Oxley Act of 2002
_____________

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

(8) Incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year June 30, 2004, filed on November 12, 2004.

ITEM 14. PRINCIPAL  ACCOUNTANT FEES AND SERVICES.

DEMETRIUS & COMPANY LLC

Demetrius was our independent auditor and examined our financial statements for the fiscal years ending June 30, 2008. Demetrius performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2008.

KEMPISTY & COMPANY, CPA'S ("KEMPISTY")

Kempisty was our independent auditor and examined our financial statements for the fiscal years ending June 30, 2007 and June 30, 2006. Kempisty performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2007 and June 30, 2006. AUDIT FEES The aggregate fees billed by Demetrius & Company LLC was approximately $45,000 for the fiscal year ended June 30, 2008 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during this fiscal year.

The aggregate fees billed by Kempisty & Company was paid aggregate fees of approximately $60,000 for the fiscal year ended June 30, 2007 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during the fiscal year.

AUDIT RELATED FEES

Demetrius was not paid additional fees for either of the fiscal years ended June 30, 2008 for assurance and related services reasonably related to the performance of the audit or review of our financial statements

Kempisty was not paid additional fees for either of the fiscal years ended June 30, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Demetrius was not paid additional fees for either of the fiscal year ended June 30, 2008

Kempisty was not paid additional fees for either of the fiscal year ended June 30, 2007 and June 30, 2006 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

ALL OTHER FEES

Demetrius was not paid any other fees for professional services during the fiscal years ended June 30, 2008

Kempisty was not paid any other fees for professional services during the fiscal year ended June 30, 2007.

AUDIT COMMITTEE

We do not have an audit committee.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                      SEAMLESS CORPORATION


DATED: October 13, 2008               By: /s/Albert R. Reda
                                      ------------------------------------------
                                      Albert R. Reda
                                      Director, Chief Executive Officer, Chief
                                      Financial Officer, and Secretary
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Principal Accounting
                                      Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Seamless Corporation f/k/a Seamless WiFi, Inc.


We have audited the accompanying balance sheets of Seamless Corporation f/k/a Seamless WiFi, Inc. as of June 30, 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period ended June 30, 2008. Seamless Corporation f/k/a Seamless WiFi, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seamless Corporation f/k/a Seamless WiFi, Inc. as of June 30, 2008, and the results of its operations and its cash flows for the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Seamless Corporation f/k/a Seamless WiFi, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DEMETRIUS & COMPANY, L.L.C

Wayne, New Jersey
October 14, 2008

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


/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company
Certified Public Accountants PC
New York, New York
October 12, 2007

                                            SEAMLESS CORPORATION
                                         f/k/a/ SEAMLESS WI-FI, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                   ASSETS

                                                                            June 30, 2008      June 30, 2007
                                                                             ------------      ------------
Current assets
     Cash                                                                    $         --      $     15,181
     Notes receivable-related parties (Net of Allowance $243,332 and
      $0 in 2008 and 2007, respectively)                                        2,443,000           124,077
     Inventory                                                                    150,000
     Accrued interest receivable                                                  553,512           236,132
     Prepaid license fees                                                         490,000
     Other current assets                                                           6,800                --
                                                                             ------------      ------------

     Total current assets                                                       3,643,312           375,390

Property and equipment (net of accumulated depreciation of $76,169 and
    $44,093 in 2008 and 2007, respectively)                                     2,227,036         2,020,149
Employee advance                                                                       --            22,319
Notes receivable - related parties (net of allowance $334,703)                         --         2,493,153
Restricted cash                                                                        --            75,000
Security deposit                                                                   21,561             6,600
                                                                             ------------      ------------

     TOTAL ASSETS                                                            $  5,891,909      $  4,992,611
                                                                             ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                          $      2,930      $         --
     Accounts payable and accrued expenses                                      1,394,707           385,932
     Judgments payable                                                            361,054           361,054
     Other current liabilities                                                     55,456           828,000
     Payable to officer                                                           174,874                --
                                                                             ------------      ------------

     Total current liabilities                                                  1,989,021         1,574,986
                                                                             ------------      ------------

Commitments and  contingencies (See Note 10)

Stockholders' equity
Preferred A stock, par value $0.001, 4,000,000 shares and 10,000,000                  692               498
    shares authorized at June 30, 2008 and June 30, 2007, 692,312 shares and 498,914 shares issued and outstanding at June 30, 2008 and
    June 30, 2007
Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                   --                --
    authorized at June 30, 2008 and June 30, 2007
    0 shares issued and outstanding

Preferred C stock, par value $0.001, 5,000,000 shares authorized at                 2,700               300
    June 30, 2008 and June 30, 2007, 2,700,000 shares and 300,000 shares issued and outstanding at June 30, 2008 and June 30, 2007

Common stock, par value $0.001, 10,990,000,000 shares and 11,000,000              227,891             4,847
    shares authorized at June 30, 2008 and June 30, 2007, 227,890,963 shares and 4,847,202 shares issued and outstanding at June 30, 2008 and June 30, 2007
Additional paid-in capital                                                     25,793,219        22,199,508
Stock subscription receivable                                                  (1,340,750)               --
Accumulated deficit                                                           (20,680,864)      (18,687,528)
                                                                             ------------      ------------

     Total stockholders' equity                                                 4,002,888         3,517,625

Less: Treasury stock at cost                                                     (100,000)         (100,000)
                                                                             ------------      ------------

    Adjusted stockholders' equity                                               3,902,888         3,417,625
                                                                             ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  5,891,909      $  4,992,611
                                                                             ============      ============

                 The accompanying notes are an integral part of these financial statements.



                                 SEAMLESS CORPORATION

                             f/k/a/ SEAMLESS WI-FI, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED JUNE 30,


                                                           2008             2007
                                                       ------------      ------------

Revenues                                               $     22,152      $     42,717
Cost of revenues                                             46,215           165,580
                                                       ------------      ------------
Gross Income (Loss)                                         (24,063)         (122,863)
                                                       ------------      ------------
Expenses:
  Selling, general and admin.                             1,038,280           715,732
  Consulting                                                515,798           598,932
  Interest                                                    6,864           291,535
  Legal                                                     533,644            86,988
  Officer Payroll                                           500,000           456,031
  Finance                                                        --           265,000
  Provision for doubtful notes and accounts                 344,822           105,437
  Depreciation and amortization                              32,076            31,749
                                                       ------------      ------------

          Total Expenses                                  2,971,484         2,551,404
                                                       ------------      ------------
(Loss) from operations                                   (2,995,547)       (2,674,267)

Other income
    Gain on liquidation of debt                                  --         4,904,508
    Cancellation of indebtedness                            883,340           836,298
    Interest                                                317,380           143,130
    Other                                                     1,491                --
                                                       ------------      ------------
Income (Loss) before income taxes                        (1,793,336)        3,209,669
                                                       ------------      ------------
Income taxes (benefit) (note 9)                                  --                --

Net Income (Loss)                                      $ (1,793,336)     $  3,209,669

Preferred C stock dividends-deemed                         (200,000)               --
                                                       ------------      ------------
Net income (loss) available to common stockholders     $ (1,993,336)     $  3,209,669
                                                       ============      ============

Basic and Diluted income (loss) per common shares      $      (0.09)     $       1.54
                                                       ============      ============

Weighted average basic and diluted common shares         21,332,651         2,087,742
                                                       ============      ============


      The accompanying notes are an integral part of these financial statements.


                                 SEAMLESS CORPORATION
                              f/k/a/ SEAMLESS WI-FI INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED JUNE 30,


                                                                   2008              2007
                                                                -----------      -----------
Cash flows used in operating activities
   Net income (loss) from continuing operations                 $(1,993,336)     $ 3,209,669
   Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                                 32,076           31,749
       Deemed dividend                                              200,000               --
       Cancellation of indebtedness                                (883,340)        (836,223)
       Issuance of common stock for services                        539,743          184,050
       Issuance of preferred C stock for payment of expense           2,485               --
       Gain on liquidation of long term debt                             --       (4,904,508)
       Interest expense                                               6,864          214,829
       Financing cost                                                    --          265,000
       Provision for doubtful notes and accounts                    344,822          105,438
       Changes in operating assets and liabilities
             Accounts receivable                                    124,077         (124,077)
             Accrued interest receivable                           (317,380)        (125,039)
             Other current assets                                    (6,800)              --
             Security deposits                                      (14,961)              --
             Accounts payable                                     1,069,665             (865)
             Payroll taxes payable                                  (53,882)         (95,564)
             Other current liabilities                               98,678           81,204
             Payable to officer                                     197,194          (51,665)
             Restricted cash - Escrow                                75,000               --
                                                                -----------      -----------
   Net cash used by operating activities                           (729,095)      (2,046,002)
                                                                -----------      -----------

Cash flows used in investing activities:
    Technology                                                     (553,376)      (1,552,991)
    Tooling                                                        (128,500)              --
    Equipment                                                        (2,750)              --
    Advances to related party                                      (287,222)      (1,478,503)
                                                                -----------      -----------
Net cash used in investing activities                              (971,848)      (3,031,494)
                                                                -----------      -----------

Cash flows from financing activities
    Proceeds from sale of common stock                              774,332               --
    Proceeds from sale of preferred C stock                         890,000               --
    Bank overdraft                                                    2,930               --
    Proceeds from loan                                               18,500               --
    Increase in long term debt                                           --        5,017,803
    Repayment of note payable                                            --          (19,468)
                                                                -----------      -----------
Net cash provided by financing activities                         1,685,762        4,998,335
                                                                -----------      -----------

   Increase (decrease) in cash                                      (15,181)         (79,161)
   Cash at beginning of period                                       15,181           94,342
                                                                -----------      -----------
   Cash at end of period                                        $        --      $    15,181
                                                                ===========      ===========

      The accompanying notes are an integral part of these financial statements.


                                 SEAMLESS CORPORATION
                             f/k/a/ SEAMLESS WI-FI, INC.
                        SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                             FOR THE YEARS ENDED JUNE 30,



                                                                      2008             2007
                                                                    --------       ----------
Cash paid for:
   Interest                                                         $       --     $       --
   Taxes                                                            $       --     $       --

Noncash investing, and financing activities
   Common stock issued for services                                 $   52,575     $  160,050
   Preferred C stock issued for officer's compensation              $  200,000     $       --
   Preferred C stock issued for deemed dividend                     $  200,000     $       --
   Preferred C stock issued for stock subscription receivable       $  200,000     $       --
   Additional paid in capital recorded for third party payments     $   64,592     $       --
   Common stock issued for employees' services                      $   18,750     $       --
   Common stock issued for conversion of preferred A stock
   and settlling operating expenses                                                $2,416,992
   Common stock issued for conversion of preferred A stock          $1,327,642
   Common stock issued as collateral                                $   10,750
   Preferred C stock issued as collateral                           $1,200,000
   Stock option issued for services                                 $  268,418

      The accompanying notes are an integral part of these financial statements.



                                                       SEAMLESS CORPORATION
                                                    f/k/a SEAMLESS WI-FI, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE PERIOD JULY 1, 2006 TO JUNE 30, 2008


                                                           COMMON STOCK               CONVERTIBLE PREFERRED STOCK
                                                   ------------------------------------------------------------------    ADDITIONAL
                                                       ($0.001 PAR VALUE)         SHARES       SHARES                    PAID IN
                                                     SHARES         AMOUNT     A PAR $.001  C PAR $.001     AMOUNT       CAPITAL
                                                     ------         ------    ------------  -----------     ------     ----------

Balance June 30, 2006                                    344,927       $ 345      945,541        300,000     $1,245   $ 18,162,390
                                                   --------------------------------------------------------------------------------

Common stock issued for Services                          36,005          36                                               160,014

Common stock issued for
conversion of Preferred A stock
to settle operating expenses                               5,000           5         (500)                       (1)        23,995

Common stock issued for
conversion of preferred A stock                        4,461,270       4,461     (446,127)                     (447)        (4,015)

Adjustment to additional paid in capital                                                                                 3,857,124

Income for the fiscal year ended June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2007                                  4,847,202     $ 4,847      498,914        300,000      $ 798   $ 22,199,508
                                                   --------------------------------------------------------------------------------

Common stock issued for services                       1,275,000       1,275                                                70,050

Common stock issued for
conversion of preferred A stock                      221,273,700     221,274     (407,112)                     (407)      (220,867)

Common stock issued as collateral                        500,000         500                                                10,250

Pref A issued for  conversion of common stock             (5,100)         (5)         510                         1              4

Preferred A stock issued for
 pending lending agreement                                                        600,000                       600        267,769

Issuance of preferred C stock                                                                    600,000        600        229,332

Preferred C stock issued for services                                                            200,000        200        199,800

Preferred C stock issued for subscription
  receivable                                                                                     800,000        800        799,200

Preferred C stock issued as collateral                                                           800,000        800        799,200

Adjustment to additional paid in capital                                                                                 1,170,554

Fractional shares due to reverse stock split                 161

Option issued for service                                                                                                  268,419

loss for the fiscal year ended June 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2008                                227,890,963   $ 227,891      692,312      2,700,000     $3,392   $ 25,793,219
                                                   ================================================================================


[table continued]


                                                               F-7a





                                                                          STOCK
                                                       DEFERRED     SUBSCRIPTION       ACCUMULATED       TREASURY
                                                     COMPENSATION    RECEIVABLE         (DEFICIT)         STOCK           TOTAL
                                                     ------------    ----------         ---------         -----           -----

Balance June 30, 2006                                                                  $(21,897,197)      $100,000    $ (3,833,217)
                                                    -------------------------------------------------------------------------------

Common stock issued for Services                                                                                           160,050

Common stock issued for
conversion of Preferred A stock
to settle operating expenses                                                                                                24,000

Common stock issued for
conversion of preferred A stock                                                                                          2,392,992

Adjustment to additional paid in capital                                                                                 1,464,132

Income for the fiscal year ended June 30, 2007                                            3,209,669                      3,209,669
-----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2007                                   $      --     $        --      $(18,687,528)      $100,000      $3,417,625
                                                    -------------------------------------------------------------------------------

Common stock issued for services                                                                                            71,325

Common stock issued for
conversion of preferred A stock                                                                                                 --

Common stock issued as collateral                                         (10,750)                                              --

Pref A issued for  conversion of common stock                                                                                   --

Preferred A stock issued for
 pending lending agreement                                                                                                 268,369

Issuance of preferred C stock                                                                                              229,932

Preferred C stock issued for services                                                                                      200,000

Preferred C stock issued for subscription receivable                     (530,000)                                         270,000

Preferred C stock issued as collateral                                   (800,000)                                              --

Adjustment to additional paid in capital                                                                                 1,170,554

Fractional shares due to reverse stock split

Option issued for service                                                                                                  268,419

loss for the fiscal year ended June 30, 2008                                             (1,993,336)                    (1,993,336)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2008                                   $      --     $(1,340,750)     $(20,680,864)      $100,000    $  3,902,888
                                                    ===============================================================================


                            The accompanying notes are an integral part of these financial statements.

                              SEAMLESS CORPORATION
                            F/K/A SEAMLESS WI-FI INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND OPERATIONS

Prior to December 31, 1997, Seamless Corporation ("The Company") formerly known as Seamless Wi-Fi, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc, and started a wireless operation through it's wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. As of June 30, 2008, Skyy-Fi closed the internet service and tech support for these locations.

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

In December 2005, the Company started a hosting company Seamless Internet offering Seamless clients a high-security hosting facility.

In July 2008, the Company changed the name of its subsidiary, Seamless Skyy-Fi, Inc. to Seamless Tek Labs, Inc. The Company's subsidiary, Seamless Peer 2 Peer Inc. became a subsidiary of Seamless Tek Labs, Inc. Both Tek Labs and Peer 2 Peer will concentrate on software development.

In July 2008, the Company started a marketing company, Seamless Sales, LLC for all of the products the Company and its subsidiaries produce.

In July 2008, the Company changed its name from Seamless Wi-Fi, Inc. to Seamless Corporation which was approved by the Board of Directors.


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

RECLASSIFICATIONS

Certain reclassifications have been made in the 2008 financial statements to conform to the 2007 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

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

INVENTORY

Inventory is valued at lower of cost (first-in, first out method) or market.

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. For the years ended June 30, 2008 and June 30, 2007, there was no amortization for the capitalized costs.

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

ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $155,135 and $76,250 for the years ended June 30, 2008 and 2007, respectively.

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

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At June 30, 2008, Series A Preferred shares are convertible to 6,923,120,000 common shares and Series C Preferred shares are convertible to 450,000,000 common shares. Because the convertible preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share.

STOCK BASED COMPENSATION

The Company had adopted SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no employee stock options granted during the year ended June 30, 2008 and June 30, 2007. A non-employee stock option was issued during the third quarter of year 2008. It is disclosed in Note 8.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards, "SFAS" No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company's 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests, if any, as a separate component of shareholders' equity. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entitles are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411. "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

NOTE 3: OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At June 30, 2008 the Company had an accumulated deficit of $20,680,864.

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

NOTE 4:  INVENTORY

Inventory consists of parts and materials held by a manufacturer in China.

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:


                                                             June 30,
                                                 -------------------------------
                                                   2008                 2007
                                                 ----------           ----------

Machinery and Equipment                          $   98,001           $   95,251
Technology                                        2,076,704                    0
Tooling                                             128,500                    0
                                                 ----------           ----------
                                                  2,303,205               95,251
Less: Accumulated
Depreciation                                         76,169               44,093
                                                 ----------           ----------
                                                  2,227,036               51,158
                                                 ==========           ==========

Estimated useful life for machinery and equipment is 5 years. The production for tooling and technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the years ended June 30, 2008 and 2007 was $32,076 and $31,749 respectively.

No amortization has been taken on tooling and technology as the production of inventory has not commenced as of June 30, 2008.


NOTE 6:  LONG TERM DEBT

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

NOTE 7:  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                               JUNE 30, 2008   JUNE 30, 2007
                                               -------------   -------------

          Accrued Payroll                         $ 54,656       $      0
          Credit cards payable                           0        316,228
          Payable to Integrated Communication            0        235,585
          Alpha Tooling acquisition                      0        276,187
          Other current liabilities                    800              0
                                                  --------       --------
                                                  $ 55,456       $828,000
                                                  ========       ========

         (1) Payments in varying amounts are due monthly with interest at 18% per annum.

         (2) Results from contract cancellation.

NOTE 8:  RELATED PARTY TRANSACTIONS

During the year ended June 30, 2008, Reda Family Trust converted 10,000 preferred stock shares into 100,000,000 shares of common stock. The trust owns 44% of total common stock shares as of June 30, 2008.

Al Reda, the Company's Chief Executive Officer, Chief Financial officer and a member of the Board of Directors, is a trustee of the trust.

The Company had the following loans and advances to related parties:

June 30, 2008
-------------

                                                                Allowance
                                           Loan/Advance     for uncollectible     Balance
                                              Balance         Loans/advances        Net
                                            ----------           ----------     ----------


Carbon Jungle, Inc.              (B)           243,332              243,332              0
DLR Funding                      (D)         1,000,153                           1,000,153
1st Global Financial Service     (E, F)      1,442,847                           1,442,847
                                            ----------           ----------     ----------

                                 Total      $2,686,332           $  243,332     $2,443,000
                                            ==========           ==========     ==========


June 30, 2007
-------------
                                                                Allowance
                                           Loan/Advance     for uncollectible     Balance
                                              Balance         Loans/advances        Net
                                            ----------           ----------     ----------


 Accepted Sale                    (A)        $  338,033        $        0      $  338,033
 Carbon Jungle, Inc.              (B)           236,543           236,543               0
 DK Corp.                         (C)            98,160            98,160              0
 DLR Funding                      (D)           791,236                 0         791,236
 1st Global Financial Service     (E, F)      1,487,961                 0       1,487,961
                                             ----------        ----------      ----------

                                  Total      $2,951,933        $  334,703      $2,617,230
                                             ==========        ==========      ==========

The Company wrote off uncollectible notes receivables due from Accepted Sales and DK Corp. because these companies are out of business and there were no distributable assets.

The above interest at annual rates ranges from 6% to 12%. The net balance at June 30, 2008 is $2,443,000 and it matures in the quarter ending March 31, 2009.

The Company has recorded interest income on the above for the year ended June 30, 2008 and 2007 in the amount of $317,380 and $143,130.

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

As of June 30, 2007, the Company owned 4.9% of the common stock of 1st Global Services, Inc. This decrease of ownership was due to the Company having entered into a loan satisfaction agreement with Ayuda funding, LLC. The agreement provided for the Company transferring to Ayuda Funding, LLC 1,000,000 shares of its 1st Global common stock and 500,000 shares of its DLR Funding, Inc. common stock as payment in full of loans and interest totaling $4,904,508. (See Note 5:
Long Term Debt.)

A. Accepted Sales is a division of 1st Global Financial Services noted below.
B. The President of the Company was a Director of this company; the Secretary of the Company is an officer of this company.
C. DK Corp. is a business owned by David Karst, Creditor Trust trustee. The trust was terminated on March 2007.
D. The President of the Company is a stockholder and was a director of this company. The Secretary of the Company is an officer and stockholder of this company.
E. The President of the Company is a stockholder and was a director of this company. The Secretary of the Company is an officer and stockholder of this company. A director of 1st Global is paid $10,000 per month by the Company, which is recorded as a loan receivable by the Company.
F.       The President of the Company was an officer of this company.

NOTE 9:  STOCKHOLDER'S EQUITY

The Company is authorized to issue 10,990,000,000 shares of common stock, par value $0.001 per share, 4,000,000 shares of convertible Series A Preferred Stock, par value $0.001 per share, 1,000,000 shares of convertible Series B Preferred Stock, par value $0.001 per share, and 5,000,000 shares of convertible Series C Preferred Stock, par value $0.001 per share.

The par value of Series C Preferred stock was adjusted to additional paid in capital in the balance sheet dated June 30, 2007 to reflect the change stated in the Certificate of Amendment filed on February 1, 2008: for each one thousand shares of the Company's common stock, par value $0.001 per share, issued and outstanding to be changed into one share of common stock, par value $0.001 per share of the Company. The reverse stock split became effective on February 15, 2008 and the Company's new symbol is SMWF.

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

         MANDATORY REDEMPTION. There shall be no mandatory redemption for preferred stocks.

STOCK ISSUANCE

During the fiscal year ended June 30, 2007, the following securities were issued.

Ayuda Funding, LLC converted 175,000 shares of Series A Preferred Stock into 1,750,000 shares of common stock.

Ayuda Funding, LLC converted 76,027 shares of Series A Preferred Stock into 760,270 shares of common stock to pay back Ayuda in the amount of $2,392,992.

36,005 shares of common stock were issued for services and expensed for officer's compensation at $160,050.

500 shares of Series A Preferred Stock were converted into 5,000 shares of common stock for consulting services and expensed at $24,000.

Global Debit Card Ltd. converted 100 shares of Series A Preferred Stock valued at $0.10 into 1,000 shares of common stock valued at $1,000.

During the fiscal year ended June 30, 2008, the following securities were issued.

407,112 shares of Series A Preferred Stock were converted into 221,273,700 shares of common stock.

600,000 shares of Series C Preferred Stock were issued to Ayuda Funding, LLC for $900,000. The shares are convertible to common stock worth $600,000.

200,000 shares of Series C Preferred Stock were issued for $200,000 as officer's compensation.

400,000 shares of Series C Preferred Stock were issued to Adobe Oil Development Corp. for $200,000. The shares are convertible to common stock worth $400,000 and $200,000 was recorded as deemed dividend for beneficiary conversion feature. $130,000 was outstanding as stock subscription receivable at June 30, 2008.

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

NOTE 10:  INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2008 and 2007. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2006 to June 30, 2008.

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. The implementation of FIN No. 48 did not have any effect on the financial statements.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

LEASE

The Company entered into lease agreements for an office space which expires on August 31, 2010 and a server co-location facility which expires on November 2, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the years ended June 30, 2008 and 2007 were $150,875 and $47,222, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

                               June 30, 2009             $168,840
                               June 30, 2010             $168,840
                               June 30, 2011             $ 47,890
                                                         ---------
                               Total                     $385,570
                                                         ========

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed in the second quarter with the appellate court by the Company seeking confirmation of the settlement agreement. This liability has been recorded in the accompanying financial statements.

EMPLOYMENT CONTRACT

The Company has an employment contract with their Chief Executive Officer, Albert Reda that calls for a base salary of $300,000 for the year ended June 30, 2008 and thereafter, a base salary of $25,000 a month from July 2007 until its expiration date in June 2012. In the event that the company becomes profitable according to generally accepted accounting principles, the employee's monthly salary shall be increased to $30,000 for the remainder of the employment term. In addition, the contract includes a bonus that will be determined by the company's Board of Directors.

NOTE 12:  SEGMENT INFORMATION

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

Information on reportable segments is as follows:

                                 Years Ended
                       June 30, 2008    June 30, 2007
                        -----------      -----------

Wi-Fi ISP net sales     $    22,152      $    41,229
Internet Sales                    0            1,488
Peer 2 Peer Sales                 0                0
Cost of Wi-Fi sales         (46,215)        (165,580)
Cost and expenses        (2,971,484)      (2,551,404)
Other income              1,202,211        5,883,936
                        -----------      -----------
Net income (loss)       $(1,793,336)     $ 3,209,669
                        ===========      ===========

NOTE 13:  SUBSEQUENT EVENTS

In July 2008, the Company changed the name of its subsidiary, Seamless Skyy-Fi, Inc. to Seamless Tek Labs, Inc.

The Company's subsidiary, Seamless Peer 2 Peer, Inc. became a subsidiary of Seamless Tek Labs, Inc. Both Tek Labs and Peer 2 Peer will concentrate on software development.

In July 2008, the Company started a marketing company, Seamless Sales, LLC for all of the products the Company and its subsidiaries produce.

In July, 2008 the Company changed its name from Seamless Wi-fi, Inc. to Seamless Corporation which was approved by the Board of Directors.