Form 10-K
period 2008-06-30
SEAMLESS Corp
filed 2008-10-16
CIK 880584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

For the year ended June 30, 2008, our revenue was $22,152.

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

                                      SEAMLESS CORPORATION


DATED: October 15, 2008               By: /s/ Albert R. Reda
                                      ------------------------------------------
                                      Albert R. Reda
                                      Director, Chief Executive Officer, Chief
                                      Financial Officer, and Secretary
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Principal Accounting
                                      Officer)

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


                                                               F-6a





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