Form 10-Q
period 2008-09-30
SEAMLESS Corp
filed 2008-11-17
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-20259

                              SEAMLESS CORPORATION
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

               800 N. Rainbow Blvd., Ste. 208, Las Vegas, NV 89109
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (775) 588-2387
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                      Accelerated filer         [ ]
Non-accelerated filer   [ ]                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 14, 2008, the number of shares of common stock issued and outstanding was 1,316,821,829

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - September 30, 2008                                  2

         Statements of Operations -
         For the three months ended September 30, 2008 and 2007              3

         Statements of Stockholders' Equity (Deficit) -
         For the Period July 1, 2006 to September 30, 2008                   4

         Statements of Cash Flow -
         For the three months ended September 30, 2008 and 2007              6

         Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              17

Item 3.  Controls and Procedures                                            21

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        22
Item 3.  Defaults Upon Senior Securities                                    22
Item 4.  Submission of Matters to a Vote of Security Holders                22
Item 5.  Other Information                                                  22
Item 6.  Exhibits                                                           22

                                   SIGNATURES                               23

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               SEAMLESS CORPORATION
                                            f/k/a/ SEAMLESS WI-FI, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                          September 30, 2008       June 30, 2008
                                                                             (unaudited)
                                                                           ----------------       ----------------
Current assets
     Cash                                                                  $         22,291       $             --
     Notes receivable-related parties (Net of Allowance $243,332
      at September 30, 2008 and June 30, 2008, respectively)                      2,343,000              2,443,000
     Inventory                                                                      150,000                150,000
     Accrued interest receivable                                                    639,852                553,512
     Prepaid license fees                                                           326,664                490,000
     Other current assets                                                             4,500                  6,800
                                                                           ----------------       ----------------
     Total current assets                                                         3,486,307              3,643,312

Property and equipment (net of accumulated depreciation of $43,632 and
    $76,169 at September 30, 2008 and June 30, 2008, respectively)                2,378,299              2,227,036
Security deposit                                                                     21,561                 21,561
                                                                           ----------------       ----------------
     TOTAL ASSETS                                                          $      5,886,167       $      5,891,909
                                                                           ================       ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                                      --                  2,930
     Accounts payable and accrued expenses                                        1,300,448              1,394,707
     Judgments payable                                                              361,054                361,054
     Other current liabilities                                                          600                 55,456
     Payable to officer                                                             226,028                174,874
                                                                           ----------------       ----------------
     Total current liabilities                                                    1,888,130              1,989,021
                                                                           ----------------       ----------------

Commitments and  contingencies (See Note 9)

Stockholders' equity
Preferred A stock, par value $0.001, 4,000,000 shares and 10,000,000 shares authorized at September 30, 2008 and June 30, 2008,
    623,812 shares and 692,312 shares issued and outstanding at
    September 30, 2008 and June 30, 2008                                                623                    692
Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares authorized at September 30, 2008 and June 30, 2008
    0 shares issued and outstanding                                                      --                     --
Preferred C stock, par value $0.001, 5,000,000 shares authorized at
    September 30, 2008 and June 30, 2008, 2,600,000 shares and
    2,700,000 shares issued and outstanding at September 30, 2008 and
    June 30, 2008                                                                     2,600                  2,700
Common stock, par value $0.001, 10,990,000,000 shares and 11,000,000 shares authorized at September 30, 2008 and June 30, 2008,
    1,022,890,963 shares and 227,890,963 shares issued and outstanding
    at September 30, 2008 and June 30, 2008                                       1,022,891                227,891
Additional paid-in capital                                                       25,155,304             25,793,219
Stock subscription receivable                                                      (638,606)            (1,340,750)
Accumulated deficit                                                             (21,444,775)           (20,680,864)
                                                                           ----------------       ----------------
     Total stockholders' equity                                                   4,098,037              4,002,888

Less: Treasury stock at cost                                                       (100,000)              (100,000)
                                                                           ----------------       ----------------
    Stockholders' equity                                                          3,998,037              3,902,888
                                                                           ----------------       ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      5,886,167       $      5,891,909
                                                                           ================       ================


                    The accompanying notes are an integral part of these financial statements.


                                  SEAMLESS CORPORATION
                              f/k/a/ SEAMLESS WI-FI, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2008               2007
                                                       -------------      -------------

Revenues                                               $         498      $       7,014
Cost of revenues                                               5,449             14,404
                                                       -------------      -------------
Gross Income (Loss)                                           (4,951)            (7,390)
                                                       -------------      -------------

Expenses:
  Selling, general and admin.                                254,922            238,607
  Consulting                                                  10,000             70,066
  Interest                                                        21              6,864
  Legal                                                           --             93,717
  Officer Payroll                                             75,000             63,000
  Provision for doubtful notes and accounts                  100,000                 --
  Depreciation and amortization                               12,073              7,970
                                                       -------------      -------------
          Total Expenses                                     452,016            480,224
                                                       -------------      -------------

(Loss) from operations                                      (456,967)          (487,614)

Other income
    Cancellation of indebtedness                              12,119            848,483
    Interest                                                  86,340             79,427
                                                       -------------      -------------
Income (Loss) before income taxes                           (358,508)           440,296


Income taxes (benefit) (note 8)                                   --                 --
                                                       -------------      -------------
Net Income (Loss)                                      $    (358,508)     $     440,296
                                                       -------------      -------------
Preferred C stock dividends-deemed                          (405,400)                --
                                                       -------------      -------------
Net income (loss) available to common stockholders     $    (763,908)     $     440,296
                                                       =============      =============
Basic and Diluted income (loss) per common shares      $        0.00      $        0.07
                                                       =============      =============

Weighted average basic and diluted common shares         582,151,833          5,933,387
                                                       =============      =============


       The accompanying notes are an integral part of these financial statements.


                                                    SEAMLESS CORPORATION
                                                 f/k/a SEAMLESS WI-FI, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2008
                                                         (UNAUDITED)


                                                   COMMON STOCK            CONVERTIBLE PREFERRED STOCK
                                         -----------------------------  -----------------------------------      ADDITIONAL
                                               ($0.001 PAR VALUE)          SHARES       SHARES                    PAID IN
                                             SHARES           AMOUNT    A PAR $.001   C PAR $.001    AMOUNT       CAPITAL
                                         --------------    -----------    --------    ----------    --------    ------------

Balance June 30, 2006                           344,927    $       345     945,541       300,000    $  1,245    $ 18,162,390
                                         --------------    -----------    --------    ----------    --------    ------------

Common stock issued for Services                 36,005             36          --            --          --         160,014

Common stock issued for
  conversion of Preferred A stock
  to settle operating expenses                    5,000              5        (500)           --          (1)         23,995

Common stock issued for
conversion of preferred A stock               4,461,270          4,461    (446,127)           --        (447)         (4,015)

Adjustment to additional paid in
  capital                                            --             --          --            --          --       3,857,124

Income for the fiscal year ended
  June 30, 2007                                      --             --          --            --          --              --
                                         --------------    -----------    --------    ----------    --------    ------------
Balance June 30, 2007                         4,847,202    $     4,847     498,914       300,000    $    798    $ 22,199,508
                                         --------------    -----------    --------    ----------    --------    ------------

Common stock issued for services              1,275,000          1,275          --            --          --          70,050

Common stock issued for
conversion of preferred A stock             221,273,700        221,274    (407,112)           --        (407)       (220,867)

Common stock issued as collateral               500,000            500          --            --          --          10,250

Pref A issued for conversion of
  common stock                                   (5,100)            (5)        510            --           1               4

Preferred A stock issued for
 pending lending agreement                           --             --     600,000            --         600         267,769

Issuance of preferred C stock                        --             --          --       600,000         600         229,332

Preferred C stock issued for services                --             --          --       200,000         200         199,800

Preferred C stock issued for
  subscription receivable                            --             --          --       800,000         800         799,200

Preferred C stock issued as collateral               --             --          --       800,000         800         799,200

Adjustment to additional paid in
  capital                                            --             --          --            --          --       1,170,554

Fractional shares due to reverse
  stock split                                       161             --          --            --          --              --

Option issued for service                            --             --          --            --          --         268,419

Loss for the fiscal year ended
  June 30, 2008                                      --             --          --            --          --              --
                                         --------------    -----------    --------    ----------    --------    ------------
BALANCE JUNE 30, 2008                       227,890,963    $   227,891     692,312     2,700,000    $  3,392    $ 25,793,219
                                         --------------    -----------    --------    ----------    --------    ------------
Common stock issued for
  conversion of preferred A stock           775,000,000    $   775,000     (77,500)           --    $    (78)   $   (774,922)

Common stock issued for service              10,000,000    $    10,000          --            --          --              --

Common stock & preferred A stock
  issued for conversion of preferred
  C stock                                    10,000,000    $    10,000       4,000       (50,000)   $    (46)   $     (9,954)

Pref A issued for conversion of
  preferred C stock                                  --             --       5,000       (50,000)   $    (45)   $         45

Adjustment to additional paid in
  capital                                            --             --          --            --          --    $    425,160

MAKR paid for Pref C issued in
  previous year                                      --             --          --            --          --    $   (296,744)

Alpha Blue & MAKR's loan reclassifed
  as investment                                      --             --          --            --          --    $     18,500

Loss for the quarter ended
  September 30, 2008                                 --             --          --            --          --              --
                                         --------------    -----------    --------    ----------    --------    ------------
BALANCE SEPTEMBER 30, 2008                1,022,890,963      1,022,891     623,812     2,600,000       3,223      25,155,304
                                         ==============    ===========    ========    ==========    ========    ============

(CONTINUED ON NEXT PAGE)


                                             SEAMLESS CORPORATION
                                          f/k/a SEAMLESS WI-FI, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                              FOR THE PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2008
                                                 (UNAUDITED)


                                                          STOCK
                                           DEFERRED    SUBSCRIPTION    ACCUMULATED     TREASURY
                                         COMPENSATION   RECEIVABLE      (DEFICIT)        STOCK       TOTAL
                                           ---------    -----------    ------------    --------   -----------

Balance June 30, 2006                             --             --    $(21,897,197)   $100,000   $(3,833,217)
                                           ---------    -----------    ------------    --------   -----------

Common stock issued for Services                  --             --              --          --       160,050

Common stock issued for
  conversion of Preferred A stock
  to settle operating expenses                    --             --              --          --        24,000

Common stock issued for
conversion of preferred A stock                   --             --              --          --     2,392,992

Adjustment to additional paid in
  capital                                         --             --              --          --     1,464,132

Income for the fiscal year ended
  June 30, 2007                                   --             --       3,209,669          --     3,209,669
                                           ---------    -----------    ------------    --------   -----------
Balance June 30, 2007                      $      --    $        --    $(18,687,528)   $100,000   $ 3,417,625
                                           ---------    -----------    ------------    --------   -----------

Common stock issued for services                  --             --              --          --        71,325

Common stock issued for
conversion of preferred A stock                   --             --              --          --            --

Common stock issued as collateral                 --        (10,750)             --          --            --

Pref A issued for conversion of
  common stock                                    --             --              --          --            --

Preferred A stock issued for
 pending lending agreement                        --             --              --          --       268,369

Issuance of preferred C stock                     --             --              --          --       229,932

Preferred C stock issued for services             --             --              --          --       200,000

Preferred C stock issued for
  subscription receivable                         --       (530,000)             --          --       270,000

Preferred C stock issued as collateral            --       (800,000)             --          --            --

Adjustment to additional paid in
  capital                                         --             --              --          --     1,170,554

Fractional shares due to reverse
  stock split                                     --             --              --          --            --

Option issued for service                         --             --              --          --       268,419

Loss for the fiscal year ended
  June 30, 2008                                   --             --      (1,993,336)         --    (1,993,336)
                                           ---------    -----------    ------------    --------   -----------
BALANCE JUNE 30, 2008                      $      --    $(1,340,750)   $(20,680,864)   $100,000   $ 3,902,888
                                           ---------    -----------    ------------    --------   -----------
Common stock issued for
  conversion of preferred A stock                 --             --              --          --            --

Common stock issued for service                   --             --              --          --            --

Common stock & preferred A stock
  issued for conversion of preferred
  C stock                                         --             --              --          --            --

Pref A issued for conversion of
  preferred C stock                               --             --              --          --            --

Adjustment to additional paid in
  capital                                         --             --              --          --            --

MAKR paid for Pref C issued in
  previous year                                   --    $   702,144              --          --            --

Alpha Blue & MAKR's loan reclassifed
  as investment                                   --             --              --          --            --

Loss for the quarter ended
  September 30, 2008                              --             --        (763,908)         --      (763,908)
                                           ---------    -----------    ------------    --------   -----------

BALANCE SEPTEMBER 30, 2008                        --       (638,606)    (21,444,775)    100,000   $ 3,998,037
                                           =========    ===========    ============    ========   ===========


                  The accompanying notes are an integral part of these financial statements.


                                  SEAMLESS CORPORATION
                               f/k/a/ SEAMLESS WI-FI INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2008               2007
                                                       -------------      -------------
Cash flows used in operating activities
   Net income (loss)                                   $    (358,508)     $     440,296
   Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                          12,073              7,970
       Cancellation of indebtedness                          (12,119)          (846,983)
       Issuance of common stock for services                  10,000                 --
       Interest expense                                           --              6,864
       Provision for doubtful notes and accounts             100,000                 --
       Changes in operating assets and liabilities
             Accounts receivable                                  --             12,944
             Accrued interest receivable                     (86,340)           (79,427)
             Other current assets                              2,300                 --
             Security deposits                                    --             (6,430)
             Accounts payable                                (63,641)            (1,255)
             Payroll taxes payable                                --            (15,000)
             Other current liabilities                       (54,858)            20,268
             Payable to officer                               51,154             23,739
             Restricted cash - Escrow                             --             75,000
                                                       -------------      -------------
   Net cash used by operating activities                    (399,939)          (362,014)
                                                       -------------      -------------

Cash flows used in investing activities:
    Technology                                                    --           (145,619)
    Investments                                                   --             (2,750)
    Advances to related party                                     --           (174,331)
                                                       -------------      -------------
Net cash used in investing activities                             --           (322,700)
                                                       -------------      -------------

Cash flows from financing activities
    Proceeds from sale of common stock                        28,416            670,000
    Proceeds from sale of preferred A stock                  100,000                 --
    Proceeds from sale of preferred C stock                  296,744
    Bank overdraft                                            (2,930)                --
                                                       -------------      -------------
Net cash provided by financing activities                    422,230            670,000
                                                       -------------      -------------

   Increase (decrease) in cash                                22,291            (14,714)
   Cash at beginning of period                                    --             15,181
                                                       -------------      -------------
   Cash at end of period                               $      22,291      $         467
                                                       =============      =============


       The accompanying notes are an integral part of these financial statements.


                                       SEAMLESS CORPORATION
                                    f/k/a/ SEAMLESS WI-FI, INC.
                              SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            (unaudited)


                                                                        2008               2007
                                                                    ------------      ------------
Cash paid for:
    Interest                                                        $         21      $         --
   Taxes                                                            $         --      $         --

Noncash investing, and financing activities
   Deemed dividends recorded for Preferred C stock                  $    405,400      $         --
   Common stock issued for services                                 $         --      $     64,592
   Preferred A stock issued for conversion of preferred C stock     $     50,000      $         --
     Common stock and preferred A stock issued for conversion
     of preferred C stock                                           $     50,000      $         --
   Common stock issued for conversion of preferred A stock          $  1,206,500      $  1,108,496


            The accompanying notes are an integral part of these financial statements.

                                                7

                              SEAMLESS CORPORATION
                            F/K/A SEAMLESS WI-FI INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  ORGANIZATION AND OPERATIONS

Prior to December 31, 1997, Seamless Corporation ("The Company") formerly known as Seamless Wi-Fi, Inc. "the Company" was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of: Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc., and started a wireless operation through its wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. As of June 30, 2008, Skyy-Fi closed the internet service and tech support for these locations.

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

In July 2008, the Company changed its name from Seamless Wi-Fi, Inc. to Seamless Corporation which was approved by the Board of Directors. The Company will concentrate on production of the S-Gen a Pocket Personal Computer, the SNBK-1 a Mini Note Book, and MP3-4 players.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Seamless Corporation. and its Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2008.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2008 financial statements to conform to the 2007 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts and notes and loans receivable. Actual results could differ from those estimates.

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

INVESTMENTS

Investments are stated at cost and are written down as they become uncollectible. See note 6.

INVENTORY

Inventory is valued at lower of cost (first-in, first out method) or market.

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. For the quarter ended September 30, 2008 and September 30, 2007, there was no amortization for the capitalized costs.

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

ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $66,157 and $31,027 for the years ended September 30, 2008 and 2007, respectively.

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

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At September 30, 2008, Series A Preferred shares are convertible to 6,238,120,000 common shares and Series C Preferred shares are convertible to 2,600,000,000 common shares. Because the convertible preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share.

STOCK BASED COMPENSATION

The Company had adopted SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no employee stock options granted during the quarters ended September 30, 2008 and September 30, 2007.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On July 1, 2008, we adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("SFAS No. 157") for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option.

NOTE 3:  OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At September 30, 2008 the Company had an accumulated deficit of $21,444,775.

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

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                                                 September 30,        June 30,
                                                     2008               2008
                                                 -----------        -----------

Machinery and Equipment                          $    53,390        $    98,001

Technology                                         2,240,040          2,076,704
Tooling                                              128,500            128,500
                                                 -----------        -----------
                                                   2,421,930          2,303,205
Less: Accumulated Depreciation                        43,632             76,169
                                                 -----------        -----------
                                                   2,378,298          2,227,036

Estimated useful life for machinery and equipment is 5 years. The production for tooling and technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the years ended September 30, 2008 and 2007 was $12,073 and $7,970 respectively.

No amortization has been taken on tooling and technology as the production of inventory has not commenced as of September 30, 2008.

$44,611 of fixed assets was written off as idle equipment during the quarter ended September 30, 2008.

NOTE 6:  RELATED PARTY TRANSACTIONS

The Company had the following loans and advances to related parties:


September 30, 2008
------------------
                                                                 Allowance
                                             Loan/Advance     for uncollectible       Balance
                                                Balance        loans/advances           Net
                                            --------------     --------------      --------------

Carbon Jungle, Inc.             (A)                243,332            243,332                   0
DLR Funding                     (B)                900,153                 --             900,153
1st Global Financial Service    (C, D)           1,442,847                 --           1,442,847
                                            --------------     --------------      --------------

                                 Total      $    2,586,332     $      243,332      $    2,343,000
                                            ==============     ==============      ==============

The net balance at September 30, 2008 is $2,343,000 and it matures in the quarter ending March 31, 2009.

The Company has recorded interest income on the above for the quarter ended September 30, 2008 and 2007 in the amount of $86,340 and $79,427. The above interest at annual rate is 12% for the quarter ended September 30, 2008.

During the quarter ended September 30, 2008, the Company wrote off $100,000 against DLR Funding's loan as uncollectible.

   A. The President of the Company was a Director of this company; the Secretary of the Company was an officer of this company.
   B. The President of the Company was a stockholder and director of this company. The Secretary of the Company was an officer and stockholder of this company.
   C. The President of the Company was a stockholder and director of this company. The Secretary of the Company was an officer and stockholder of this company. A director of 1st Global was paid $10,000 per month by the Company, which was recorded as a loan receivable by the Company.
   D.    The President of the Company was an officer of this company.

NOTE 7:  STOCKHOLDER'S EQUITY

During the quarter ended September 30, 2008, the following securities were issued.

77,500 shares of Series A Preferred Stock were converted to 775,000,000 shares of common stock.

50,000 shares of Series C Preferred Stock were converted into 10,000,000 shares of common stock and 4000 shares of Series A Preferred Stock.

50,000 shares of Series C Preferred Stock were converted into 5,000 shares of Series A Preferred Stock.

MAKR's stock subscription receivable was $800,000 at June 30, 2008 and $296,744 was received in the quarter ended September 30, 2008. At September 30, 2008 the remaining $97,856 was receivable and $405,400 was recorded as deemed dividend during the quarter ended September 30, 2008.

During the quarter ended September 30, 2008, Antigua LLC paid $100,000 for the pending lending agreement for which 500,000 shares of Series A Preferred Stock were issued in the year ended June 30, 2008.

NOTE 8:  INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2008 and 2007. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2008 to September 30, 2008.

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. The implementation of FIN No. 48 did not have any effect on the financial statements.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

LEASE

The Company entered into lease agreements for an office space which expires on August 31, 2010 and a server co-location facility which expires on November 2, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the quarters ended September 30, 2008 and 2007 were $43,351 and $13,375, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

                  September 30, 2009        $    168,840
                  September 30, 2010        $    164,645
                  September 30, 2011        $      9,875
                                            ------------
                  Total                     $    343,360
                                            ============

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

The Company is currently a start up business. The Company was providing "Wireless Internet" access at business locations and a developer and provider of a patent pending software, but in the year ended June 30, 2008 the Company closed the internet service and tech support. The Company will concentrate on production of the S-Gen a Pocket Personal Computer, the SNBK-1 a Mini Note Book, and MP3-4 players. The Company did not start commercial production in the first quarter of this fiscal year yet.

Information on reportable segments is as follows

                                        For the three months ended September 30,
                                             2008                    2007
                                         -------------          -------------

Wi-Fi ISP net sales                      $         498          $       7,014
Cost of Wi-Fi sales                             (5,449)               (14,404)
Cost and expenses                             (452,016)              (480,224)
Other income                                    98,459                927,910
                                         -------------          -------------
Net income (loss)                        $    (358,508)         $     440,296
                                         =============          =============

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported above. The Company received $498 in the quarter ended September 30, 2008 from the internet service that was discontinued. And there is no sales yet for the new line of business.

NOTE 11:  SUBSEQUENT EVENTS

The Company had a settlement agreement with Kelly's Inc. in the quarter ending December 31, 2008. The Company purchased service of designing and manufacturing SXGEN products from Kelly's. Due to the delay of the payment by Seamless, Kelly's decided to terminate this service agreement. In the settlement the Company agreed to pay Kelly's US one hundred fifty thousand dollars. In addition the Company waived all right and claims to the inventory worth $150,000 and Tooling worth $128,500.

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

OVERVIEW

SEAMLESS CORPORATION is the parent company operating through its subsidiary companies Seamless TEK LABS Incorporated, Seamless TEK WARE Incorporated and Seamless Sales LLC that develop and sell cutting edge technologies: Seamless TEK LABS, Inc., develops secure networking, data communication and transfer solutions, with a focus on Internet Based Communication and Network Security. Seamless new S-SIB(TM) product enables you to seamlessly, securely, and simply surf the Internet at any secured or unsecured Wi-Fi Hot Spot in the world. Seamless Phenom software assures secure wireless connectivity with its Phenom Virtual Internet Extranet software and Secure Private Network (SPN) technology and its integration into unique and secure P2P services and its implementation into other Seamless offerings.

Seamless TEK WARE, Inc.: has developed and is bringing to market the S-Gen(TM) Mobile Computing and Communications Device, the newest contender in the rapidly expanding Ultra Mobile Personal Computer (UMPC) class of minicomputers. The S-Gen takes connectivity to the next level with integrated Cellular, Wi-Fi and Bluetooth connectivity. Seamless has also developed a 10" Mini-Notebook computer possessing a 120 GB Hard Drive and 1GB of ram, high portability combined with true desk top functionality makes the SNBK1 a powerful tool for the mobile workforce.

Seamless Sales, LLC: will be establishing distributors, wholesalers, store fronts, channel partners and etailors to sell Seamless products to businesses and consumers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Three Months Ended    Three Months Ended
                                       September 30, 2008    September 30, 2007
                                          (Unaudited)           (Unaudited)
                                       ------------------    ------------------

Revenues                               $              498    $            7,014
Cost of Revenues                                    5,449                14,404
                                       ------------------    ------------------
(Gross Loss)                                       (4,951)               (7,390)
Expenses                                          452,016               480,224
(Net Loss from Operations)                       (456,967)             (487,614)
Other Income                                       98,459               927,910
Net Income (Loss)                      $         (358,508)   $          440,296
(Net Loss)                             $         (358,508)   $          440,296
Preferred C stock dividends-deemed     $         (405,400)                   --
Net Income (Net Loss)                  $         (763,908)   $          440,296
(Net Loss) Per Share                   $             0.00    $             (.07)
Weighted Average Common Shares
  Outstanding                                 582,151,833             5,933,387

THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

REVENUES

Revenues for the three months ended September 30, 2008 were $498 compared to $7,014 for the same period in 2007, a decrease of 93%. This decrease in revenue was the result of eliminating all the Wi-Fi locations and the revenue for 2008 is from software sales of our S-SIB product.

COST OF REVENUES

The cost of revenues for the three months ended September 30, 2008 was $5,449 compared to $14,404 for the three months ended September 30, 2007, a decrease of 62%. The decrease in cost of revenue was the result of eliminating all Wi-Fi locations thereby decreasing our Cost of Revenue.

OPERATING EXPENSES

Operating expenses decreased by approximately 6% from $452,016 for the three months ended September 30, 2008 compared to $480,224 for the three months ended September 30, 2007. This decrease in operating expenses was a result of decreased consulting and marketing costs related to our new products and software programs that occurred during this corresponding period.

OTHER INCOME

Other income for the three months ended September 30, 2008 decreased to $98,459 as compared to the other income of $927,910 for the same period in 2007. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and we now have to report that debt as income and interest due the Company.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $21,444,775 to offset future taxable income. Such carry forwards begin to expire in the year 2023.

NET INCOME/LOSS

We experienced an increase in the net loss of $(763,908) for the three months ended September 30, 2008 as compared to a net income of $440,296 for the three months ended September 30, 2007. The increased net loss is primarily from reduced other income. Our Net loss from operations of $(456,967) for September 30, 2008 is less the then net loss of $(487,614) for the same period ended September 30, 2007. The net loss had a negligible impact on the weighted average shares because of the corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,486,307 and $3,643,312 for September 30, 2008 and 2007, respectively. Net cash used by operations was $(399,939) for the period ended September 30, 2008 compared to net cash used by operations of $(362,014) for the comparable period ended September 30, 2007.

As a result of our decreases in net operation losses, our working capital deficiency has decreased. We have funded our losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2008.

We have a working capital surplus of $1,654,291 as of September 30, 2008 compared to a working capital surplus of $1,461,040 as of September 30, 2007. This is an increase in the working capital surplus and as compared to the working capital surplus from the previous year and we expect this trend to continue to decrease as product development costs continue to increase and income increases by the sales of our products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(21,444,775) and a working capital surplus of approximately $1,654,291 as of September 30, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $(21,444,775) to offset future taxable income. Such carry forwards expire in the years beginning 2023.

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $(21,444,775) as of September 30, 2008. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(20,660,864) as of June 30, 2008 to September 30, 2008 of ($21,444,775) is an increase in the Net Operating Loss Carry Forward of ($763,908).

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

The following Exhibits are filed herein:

         No.      Title
         ----     -----

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

DATED: November 17, 2008                  SEAMLESS CORPORTION


                                          /s/ Albert Reda
                                          -------------------------------------
                                          By:  Albert Reda
                                          Its: Chief Executive Officer and
                                               Chief Financial Officer
                                               (Principal Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer)