Form 10-Q
period 2008-12-31
SEAMLESS Corp
filed 2009-02-23
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-20259

                              SEAMLESS CORPORATION
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                           33-0845463
------                                                           ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

               800 N. RAINBOW BLVD., STE. 208, LAS VEGAS, NV 89109
                    (Address of principal executive offices)

                                 (775) 588-2387
                           (Issuer's telephone number)

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

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

As of February 19, 2009, the number of shares of common stock issued and outstanding was 3,294,580,963

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - December 31, 2008                                   2

         Statements of Operations -
         For the three months and six months ended
           December 31, 2008 and 2007                                        3

         Statements of Cash Flow -
         For the six months ended December 31, 2008 and 2007                 4

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        15

Item 3.  Controls and Procedures                                             20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21
Item 3.  Defaults Upon Senior Securities                                     21
Item 4.  Submission of Matters to a Vote of Security Holders                 21
Item 5.  Other Information                                                   21
Item 6.  Exhibits                                                            21

                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             SEAMLESS CORPORATION
                                          f/k/a/ SEAMLESS WI-FI, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                             December 31, 2008  June 30, 2008
                                                                                (unaudited)
                                                                               ------------      ------------
Current assets
     Notes receivable-related parties (Net of Allowance $0 and $243,332
     at December 31, 2008 and June 30, 2008, respectively)                              --         2,443,000
     Inventory                                                                           --           150,000
     Accrued interest receivable                                                         --           553,512
     Prepaid license fees                                                                --           490,000
     Other current assets                                                             5,956             6,800
                                                                               ------------      ------------

     Total current assets                                                             5,956         3,643,312

Property and equipment (net of accumulated depreciation of $47425 and
    $76,169 at December 31, 2008 and June 30, 2008, respectively)                 2,082,669         2,227,036
Security deposit                                                                     13,910            21,561
                                                                               ------------      ------------

     TOTAL ASSETS                                                              $  2,102,535      $  5,891,909
                                                                               ============      ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                                   7,083             2,930
     Accounts payable and accrued expenses                                          999,341         1,394,707
     Judgments payable                                                              361,054           361,054
     Other current liabilities                                                      135,698            55,456
     Payable to officer                                                             274,729           174,874
                                                                               ------------      ------------

     Total current liabilities                                                    1,777,905         1,989,021
                                                                               ------------      ------------

Commitments and  contingencies (See Note 9)

Stockholders' equity
Preferred A stock, par value $0.001, 4,000,000 shares and 10,000,000                    454               692
    shares authorized at December 31, 2008 and June 30, 2008,
    454,912 shares and 692,312 shares issued and outstanding at
    December 31, 2008 and June 30, 2008
Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                     --                --
    authorized at December 31, 2008 and June 30, 2008
    0 shares issued and outstanding
Preferred C stock, par value $0.001, 5,000,000 shares authorized at                   2,595             2,700
    December 31, 2008 and June 30, 2008, 2,595,000 shares and
    2,700,000 shares issued and outstanding at December 31, 2008 and
    June 30, 2008
Common stock, par value $0.001, 10,990,000,000 shares and 11,000,000              2,761,891           227,891
    shares authorized at December 31, 2008 and June 30, 2008,
    2,761,890,963 shares and 227,890,963 shares issued and outstanding at December 31, 2008 and June 30, 2008
Additional paid-in capital                                                       23,416,478        25,793,219
Stock subscription receivable                                                      (540,750)       (1,340,750)
Accumulated deficit                                                             (25,216,038)      (20,680,864)
                                                                               ------------      ------------

     Total stockholders' equity                                                     424,630         4,002,888

Less: Treasury stock at cost                                                       (100,000)         (100,000)
                                                                               ------------      ------------

    Stockholders' equity                                                            324,630         3,902,888
                                                                               ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  2,102,535      $  5,891,909
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



                                               SEAMLESS CORPORATION
                                            f/k/a/ SEAMLESS WI-FI, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
                                                    (unaudited)

                                                         3 MONTHS                              6 MONTHS
                                              ------------------------------      -------------------------------

                                                  2008              2007             2008                2007
                                              -------------      -----------      --------------      -----------

Revenues                                      $           0      $     4,537      $          473      $    11,551
Cost of revenues                                      3,470              973               8,919           15,377
                                              -------------      -----------      --------------      -----------


Gross Income (Loss)                                  (3,470)           3,564              (8,446)          (3,826)
                                              -------------      -----------      --------------      -----------


Expenses:
  Selling, general and admin.                       303,466          170,832             558,363          409,439
  Consulting                                              0           47,540              10,000          117,606
  Interest                                                0               --                  21            6,864
  Legal                                               6,392           34,359               6,392          128,076
  Officer Payroll                                    75,000          263,000             150,000          326,000
  Bad Debt Expense                                2,982,852               --           2,996,512               --
  Settlement fee                                    169,261                              169,261
  License fee write off                             239,146                              239,146
  Depreciation and amortization                       3,794            8,035              15,867           16,005
                                              -------------      -----------      --------------      -----------


          Total Expenses                          3,779,911          523,766           4,145,562        1,003,990
                                              -------------      -----------      --------------      -----------


(Loss) from operations                           (3,783,381)        (520,202)         (4,154,008)      (1,007,816)

Other income
    Cancellation of indebtedness                     12,119           12,119              24,238          859,102
    Interest                                              0           80,121                   0          159,548
    Other                                                                (60)                               1,440
                                              -------------      -----------      --------------      -----------


Income (Loss) before income taxes                (3,771,262)        (428,022)         (4,129,770)          12,274

Income taxes (benefit) (note 6)                                           --
                                              -------------      -----------      --------------      -----------


Net Income (Loss)                             $  (3,771,262)     $  (428,022)     $   (4,129,770)     $    12,274
                                              =============      ===========      ==============      ===========

Preferred C stock dividends-deemed                       --         (500,000)           (405,400)        (500,000)
                                              -------------      -----------      --------------      -----------
Net loss available to common stockholders     $  (3,771,262)     $  (928,022)     $   (4,535,170)     $  (487,726)
                                              =============      ===========      ==============      ===========

Basic and Diluted income (loss)
   per common share                           $       (0.00)     $     (0.12)     $       (0.00)     $     (0.07)
                                              =============      ===========      ==============      ===========


Weighted average basic and diluted common     1,551,983,354        7,962,803       1,067,067,593        6,948,095
                                              =============      ===========      ==============      ===========


The accompanying notes are an integral part of these financial statements.



                                     SEAMLESS CORPORATION
                                  f/k/a SEAMLESS WI-FI, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED DECEMBER 31,
                                         (unaudited)



                                                                   2008             2007
                                                                -----------      -----------

Cash flows used in operating activities
   Net income (loss) from continuing operations                 $(4,129,770)     $    12,274
   Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                                 15,867           16,005
       Cancellation of indebtedness                                 (24,238)        (859,102)
       Issuance of common stock for services                         10,000          218,750
       Issuance of preferred C stock for payment of expense                            2,485
       Interest expense                                                                6,864
       Bad debt expense                                           2,996,512
       License write off                                            239,146
       Settlement fee                                                19,261
       Changes in operating assets and liabilities
             Accounts receivable                                                      12,936
             Accrued interest receivable                                            (159,547)
             Other current assets                                       845
             Security deposits                                        7,651          (14,961)
             Accounts payable                                       157,460           21,254
             Payroll taxes payable                                                   (15,000)
             Other current liabilities                              (20,952)          19,783
             Payable to officer                                      99,855           60,488
             Restricted cash - Escrow                                                 75,000
                                                                -----------      -----------
   Net cash used by operating activities                           (628,363)        (602,771)
                                                                -----------      -----------

Cash flows used in investing activities:
    Technology                                                           --         (165,619)
    Investments                                                          --           (2,750)
    Advances to related party                                            --         (161,584)
                                                                -----------      -----------
Net cash used in investing activities                                    --         (329,953)
                                                                -----------      -----------

Cash flows from financing activities
    Proceeds for additional paid in capital                                           23,750
    Proceeds from sale of common stock                               28,416
    Proceeds from sale of preferred A stock                         100,000
    Proceeds from sale of preferred C stock                         394,600          890,000
    Increase in short term debt                                     101,194
    Bank overdraft                                                    4,153            3,793
                                                                -----------      -----------
Net cash provided by financing activities                           628,363          917,543
                                                                -----------      -----------

   Increase (decrease) in cash                                            0          (15,181)
   Cash at beginning of period                                            0           15,181
                                                                -----------      -----------
   Cash at end of period                                        $        --      $        --
                                                                ===========      ===========

The accompanying notes are an integral part of these financial statements.


                                     SEAMLESS CORPORATION
                                  f/k/a SEAMLESS WI-FI, INC.
                            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED DECEMBER 31,
                                         (unaudited)


                                                                       2008            2007
                                                                    ----------     ----------
Cash paid for:
    Interest                                                        $       21     $       --
   Taxes                                                            $       --     $       --

Noncash investing, and financing activities
   Deemed dividends recorded for Preferred C stock                  $  405,400     $       --
   Common stock issued for services                                                $   83,342
   Preferred C stock issued for officer's compensation                             $  200,000
   Preferred A stock issued for conversion of preferred C stock     $   50,000
   Preferred C stock issued for stock subscription receivable                      $  200,000
   Preferred C stock issued for deemed dividend                     $       --     $  500,000
   Common stock and preferred A stock issued for conversion
   of preferred C stock                                             $   50,000
   Common stock issued for conversion of preferred C stock          $    5,000
   Common stock issued for deferred compensation                                   $  120,000
   Common stock issued for conversion of preferred A stock          $1,375,400     $1,416,206

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

The operating results for the six-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2008.

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

INVESTMENTS

Investments are stated at cost and are written down when they become permanently impaired. See note 6.

INVENTORY

Inventory is valued at lower of cost (first-in, first out method) or market.

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. In the quarter ended December 31, 2008, $239,146 was written off as the software is no longer produced. In the six months ended December 31, 2007, there was no amortization for the capitalized costs.

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

ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $106,301 and $41,684 for the quarters ended December, 2008 and 2007, respectively.

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

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At December 31, 2008, Series A Preferred shares are convertible to 4,549,120,000 common shares and Series C Preferred shares are convertible to 25,950,000,000 common shares. Because the convertible preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share.

STOCK BASED COMPENSATION

The Company had adopted SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no employee stock options granted during the six months ended December 31, 2008 and December 31, 2007.

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

NOTE 3: OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At December 31, 2008 the Company had an accumulated deficit of $25,216,038.

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

NOTE 4:  INVENTORY

Inventory consisted of parts and materials held by a manufacturer in China. The Company transferred ownership of the inventory in the amount of $150,000 to Kelly's Inc. according to the settlement agreement with them in the second quarter of year 2009.

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                      December 31,   June, 30
                         2008          2008
                      ----------     ----------

Machinery and
  Equipment           $   53,390     $   98,001

Technology             2,076,704
                                      2,076,704
Tooling                        0        128,500
                      ----------     ----------
                       2,130,094      2,303,205
Less: Accumulated
Depreciation              47,425         76,169
                      ----------     ----------
                       2,082,669      2,227,036

Estimated useful life for machinery and equipment is 5 years. The production for tooling and technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the six months ended December, 2008 and 2007 was $15,867 and $16,005 respectively.

No amortization has been taken on technology as the production of inventory has not commenced as of December 31, 2008.

$44,611 of fixed assets was written off as idle equipment during the quarter ended September 30, 2008.

The Company transferred ownership of the tooling in the amount of $128,500 to Kelly's Inc. according to the settlement agreement with them in the second quarter of year 2009.

NOTE 6:  RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2008, the Company wrote off $100,000 against DLR Funding's loan as uncollectible. During the quarter ended December 31, 2008, the Company wrote off $1,442,847 against 1st Global Financial Service's loan and $900,152 against DLR Funding's loan as uncollectible. At June 30, 2008 Carbon Jungle's loan of $243,332 was fully reserved and during the quarter ended December 2008, the notes receivable and the allowance were both removed. At December 31, 2008, there was no notes receivable from related parties.

The Company recorded interest income on the above for the six months ended December 31, 2007 in the amount of $159,548. The interest at annual rate is 12% for the six months ended December 31, 2007. As all of the notes receivable and the accrued interest receivable were written off in the second quarter, the interest income was not recorded for the six months ended December 31, 2008.

During the quarter ended December 31, 2008, the Company wrote off the accrued interest receivable of $553,512 At December 31, 2008, there was no accrued interest receivable.

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

50,000 shares of Series C Preferred Stock were converted into 5,000 shares of Series A Preferred Stock.

MAKR's stock subscription receivable was $800,000 at June 30, 2008 and payment of $296,744 was received in the quarter ended September 30, 2008. At September 30, 2008 the remaining $97,856 was receivable and $405,400 was recorded as deemed dividend during the quarter ended September 30, 2008.

During the quarter ended September 30, 2008, Antigua LLC paid $100,000 for 500,000 shares of Series A Preferred Stock which were issued in the year ended June 30, 2008.

During the quarter ended December 31, 2008, the following securities were issued.

5,000 shares of Series C Preferred Stock were converted to 50,000,000 shares of common stock.

168,900 shares of Series A Preferred Stock were converted to 1,689,000,000 shares of common stock.

NOTE 8:  INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2008 and 2007. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2008 to December 31, 2008.

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. The implementation of FIN No. 48 did not have any effect on the financial statements.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

LEASE

The Company entered into lease agreements for an office space which expires on August 31, 2010 and a server co-location facility which expires on November 2, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the quarters ended December 31, 2008 and 2007 were $87,561 and $23,766, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

          December 31, 2009     $168,840
          December 31, 2010     $132,310
                                --------
          Total                 $301,150

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

The Company is currently a development stage enterprise. The Company was providing "Wireless Internet" access at business locations and a developer and provider of a patent pending software, but in the year ended June 30, 2008 the Company closed the internet service and tech support. The Company will concentrate on production of the S-Gen a Pocket Personal Computer, the SNBK-1 a Mini Note Book, and MP3-4 players. The Company did not start commercial production in the second quarter of this fiscal year yet.

Information on reportable segments is as follows

                   For the six months ended December 31,
                           2008             2007
                        -----------      -----------

Wi-Fi ISP net sales     $       473      $    11,551
Cost of Wi-Fi sales          (8,919)         (15,377)
Cost and expenses        (4,154,008)      (1,003,990)
Other net income             24,238        1,020,090
                        -----------      -----------
Net income (loss)       $(4,129,770)     $    12,274
                        ===========      ===========

Certain general expenses related to advertising and marketing, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported above. The Company received $473 in the six months ended December 31, 2008 from the internet service that was discontinued. And there is no sales yet for the new line of business.

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

SEAMLESS TEK LABS, INC., develops secure networking, data communication and transfer solutions, with a focus on Internet Based Communication and Network Security. Seamless new S-SIB(TM) product enables the user to seamlessly, securely, and simply surf the Internet at any secured or unsecured Wi-Fi Hot Spot in the world. Seamless Phenom software assures secure wireless connectivity with its Phenom Virtual Internet Extranet software and Secure Private Network
(SPN) technology and its integration into unique and secure P2P services and its implementation into other Seamless offerings.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                              Three Months Ended   Three Months Ended
                                              December 31, 2008     December 31, 2007
                                                 (Unaudited)           (Unaudited)
                                               ---------------      ---------------
(Unaudited)
Revenues                                       $             0      $         4,537
Cost of Revenues                                         3,470                  973
                                               ---------------      ---------------
(Gross Loss)                                            (3,470)               3,564
Expenses                                             3,779,911              523,766
(Net Loss from Operations)                          (3,783,381)            (520,202)
Other Income                                            12,119               92,240
Net Income (Loss)                              $    (3,771,262)     $      (428,022)
(Net Loss)                                     $    (3,771,262)     $      (428,022)
Preferred C stock dividends-deemed                          --             (500,000)
Net Income (Net Loss)                          $    (3,771,262)     $      (928,022)
(Net Loss) Per Share                           $          0.00      $          (.12)
Weighted Average Common Shares Outstanding       1,551,983,354            7,962,803
                                               ---------------      ---------------


                                              Six Months Ended      Six Months Ended
                                             December 31, 2008      December 31, 2007
                                                 (Unaudited)          (Unaudited)
                                               ---------------      ---------------
Revenues                                       $           473      $        11,551
Cost of Revenues                                         8,916               15,377
                                               ---------------      ---------------
(Gross Loss)                                            (8,446)              (3,826)
Expenses                                             4,145,562            1,003,990
(Net Loss from Operations)                          (4,154,008)          (1,007,816)
Other Income                                            24,238            1,020,090
Net Income (Loss)                              $    (4,129,770)     $        12,274
(Net Loss)                                     $    (4,129,770)     $        12,274
Preferred C stock dividends-deemed             $      (405,400)            (500,000)
Net Income (Net Loss)                          $    (4,535,170)     $      (487,726)
(Net Loss) Per Share                           $          0.00      $          (.07)
Weighted Average Common Shares Outstanding       1,067,067,593            6,948,095
                                               ---------------      ---------------


THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED) COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

REVENUES

Revenues for the three and six months ended December 31, 2008 were $0 and $473 compared to $4,537 and $11,551 for the same periods in 2007, a decrease of approximately 100% for the three and six months ended for the respective periods. This decrease in revenue was the result of discontinued operation of all the Wi-Fi locations in the previous fiscal year ended June 30, 2008 and inability to market the S-SIB software successfully.

COST OF REVENUES

The cost of revenues for the three and six months ended December 31, 2008 was $3,470 and $973 compared to $8,919 and $15,377 for the three and six months periods ended December 31, 2007, a increase of approximately 360% for the three months and a decrease of approximately 58% for six months respective. The three month increase in the cost of revenue is due to marketing the S-SIB product and reducing cost of the Wi-Fi locations being served. The increase in the cost of revenue for the six months ended December 31 is due to the cost of maintaining the Wi-Fi locations.

OPERATING EXPENSES

The operating expenses for the three and six months ended December 31, 2008 of $3,779,911 and $4,145,562 as compared to the three and six months ended December 31, 2007 of $523,766 and $1,003,990 represents an increase of approximately 727% for the three months ended and an increase of approximately 420% for the six months ended December 31. The increase is due to the writing off of uncollectible receivables due the Company.

OTHER INCOME

Other income for the for the three and six months ended December 31, 2008 decreased to $12,119 and $24,238 as compared to the other income of $92,240 and $1,020,090 for the same periods ended in 2007. This represents a decrease of approximately 86% and 97% respectively. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and the Company now has to report that debt as income.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $25,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended June 30, 2008 and 2007. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2008 to December 31, 2008.

NET INCOME/LOSS

The Company has experienced an increase of approximately 400% in the net loss of $(3,771,262) for the three months ended December 31, 2008 as compared to a net loss of $(928,022) for the three months ended December 31, 2007. The Company also experienced an increase of approximately 930% in the net loss of $(4,535,170) for the six months ended December 31, 2008 as compared to a net loss of $(487,726) for the six months ended December 31, 2007. The increased net loss is primarily due to writing off uncollectible receivables due the Company. The increase in the net loss had a negligible impact on the weighted average shares because of the corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash and or cash equivalents for six month period ended December 31, 2008. Net loss from operations was $(628,363) for the period ended December 31, 2008 compared to net loss from operations of $(602,771) for the comparable period ended December 31, 2007.

As a result of our increases in net operation losses, our working capital deficiency has decreased. We have funded our losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2009.

We have a working capital deficit of $(1,771,949) as of December 31, 2008 compared to a working capital surplus of $1,268,462 as of December 31, 2007. This is a decrease in the working capital surplus and as compared to the working capital surplus from the previous year and we expect the working capital surplus to continue to decrease till the Company begins product delivery generate income from the sales of products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(25,216,038) and a working capital deficit of $(1,771,949) as of December 31, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $(25,000,000) to offset future taxable income. Such carry forwards expire in the years beginning 2023.

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $(25,000,000) as of December 31, 2008. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(20,660,864) as of June 30, 2008 to December 31, 2008 of ($25,216,038) is an increase in the Net Operating Loss Carry Forward of ($4,551,174).

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

To the best knowledge of management, other then the on going matter with Globalist and there related issues there are no other legal proceedings pending or threatened against us.

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

DATED: February 19, 2009              SEAMLESS CORPORTION


                                      /s/ Albert Reda
                                      -----------------------------------
                                      By:  Albert Reda
                                      Its: Chief Executive Officer and
                                           Chief Financial Officer
                                           (Principal Executive Officer,
                                           Principal Financial Officer
                                           and Principal Accounting Officer)