Form 10-Q
period 2009-03-31
SEAMLESS Corp
filed 2009-06-12
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                            (702) 448-1861 (Issuer's
                                telephone number)

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

As of June 5, 2009 the number of shares of common stock issued and outstanding was 7,283,551,507

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X}


                                      INDEX

                                                                                     Page
                                                                                     Number
                                                                                     ------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - March 31, 2009 (Unaudited) and June 30, 2008 (audited)         2

         Statements of Operations -
         For the three months and nine months ended March 31, 2009 and 2008             3

         Statements of Cash Flow -
         For the nine months ended March 31, 2009 and 2008                              4

         Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Item 3.  Controls and Procedures                                                       20

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   20
Item 3.  Defaults Upon Senior Securities                                               20
Item 4.  Submission of Matters to a Vote of Security Holders                           20
Item 5.  Other Information                                                             20
Item 6.  Exhibits                                                                      21

                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SEAMLESS CORPORATION
                           f/k/a/ SEAMLESS WI-FI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          March 31, 2009   June 30, 2008
Current assets                                                              (unaudited)     (audited)
                                                                           ------------    ------------

     Inventory                                                             $         --    $    150,000
     Prepaid license fees                                                            --         490,000
     Other current assets                                                        15,634           6,800

     Current assets of discontinued operations                                       --       2,996,512
                                                                                     --              --
                                                                           ------------    ------------

     Total current assets                                                        15,634       3,643,312

Property and equipment (net of accumulated depreciation of $50,094 and
    $76,169 at March 31, 2009 and June 30, 2008, respectively)                2,080,000       2,227,036
Security deposit                                                                 13,910          21,561
                                                                           ------------    ------------

     TOTAL ASSETS                                                          $  2,109,544    $  5,891,909
                                                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                        $      4,172    $      2,930
     Accounts payable and accrued expenses                                    1,010,513       1,394,707
     Other current liabilities                                                  101,794          55,456
     Payable to officer                                                         339,149         174,874
     Current liabilities of discontinued operations                             361,054         361,054
                                                                           ------------    ------------

     Total current liabilities                                                1,816,682       1,989,021
                                                                           ------------    ------------

Commitments and  contingencies (See Note 9)

Stockholders' equity
Preferred A stock, par value $0.001, 4,000,000 shares and 10,000,000                449             692
    shares authorized at March 31, 2009 and June 30, 2008,
    449,493 shares and 692,312 shares issued and outstanding at
    March 31, 2009 and June 30, 2008
Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                 --              --
    authorized at March 31, 2009 and June 30, 2008
    0 shares issued and outstanding
Preferred C stock, par value $0.001, 5,000,000 shares authorized at               2,552           2,700
    March 31, 2009 and June 30, 2008, 2,552,000 shares and
    2,700,000 shares issued and outstanding at March 31, 2009 and
    June 30, 2008
Common stock, par value $0.001, 10,990,000,000 shares and 11,000,000          3,246,081         227,891
    shares authorized at March 31, 2009 and June 30, 2008,
    3,246,080,963 shares and 227,890,963 shares issued and outstanding at March 31, 2009 and June 30, 2008
Additional paid-in capital                                                   23,113,186      25,793,219
Stock subscription receivable                                                  (540,750)     (1,340,750)
Accumulated deficit                                                          25,428,657     (20,680,864)
                                                                           ------------    ------------

     Total stockholders' equity                                                 392,861       4,002,888

Less: Treasury stock at cost                                                   (100,000)       (100,000)
                                                                           ------------    ------------

    Stockholders' equity                                                        292,861       3,902,888
                                                                           ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,109,544   $  5,891,909
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


                                                        SEAMLESS CORPORATION
                                                    f/k/a/ SEAMLESS WI-FI, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
                                                            (unaudited)

                                                                         3 MONTHS                             9 MONTHS
                                                           ----------------------------------    ----------------------------------
                                                                 2009             2008                 2009              2008
                                                           ---------------    ---------------    ---------------    ---------------

Revenues                                                   $           135    $            --    $           608    $            --
Cost of revenues                                                     1,423             19,985             10,342             25,375
                                                           ---------------    ---------------    ---------------    ---------------

Gross Income (Loss)                                                 (1,288)           (19,985)            (9,734)           (25,375)
                                                           ---------------    ---------------    ---------------    ---------------

Expenses:
  Selling, general and admin.                                      114,235            285,478            672,598            485,629
  Consulting                                                            --            325,132             10,000            326,800
  Interest                                                              --                 --                 21              4,454
  Legal                                                             31,547            303,237             37,939            316,726
  Officer Payroll                                                   75,000             53,066            225,000            252,433
  Settlement fee                                                        --                 --            169,261                 --
  License fee write off                                                 --                 --            239,146                 --
  Depreciation and amortization                                      2,669              6,769             18,536             15,601
                                                           ---------------    ---------------    ---------------    ---------------

          Total Expenses                                           223,451            973,682          1,372,501          1,401,643
                                                           ---------------    ---------------    ---------------    ---------------

Loss from continuing operations
  before interest and other items                                 (224,739)          (993,667)        (1,382,235)        (1,427,018)

Other income
    Cancellation of indebtedness                                    12,119             12,119             36,357            871,221
    Interest                                                            --             79,287                 --            238,835
    Other                                                                                  --                                 1,440
                                                           ---------------    ---------------    ---------------    ---------------

Loss from continuing operations
  before income taxes                                             (212,620)          (902,261)        (1,345,878)          (315,522)

Income taxes (benefit) (note 8)                                         --                 --                 --                 --
                                                           ---------------    ---------------    ---------------    ---------------

Loss from continuing operations                                   (212,620)          (902,261)        (1,345,878)          (315,522)

Loss from discontinued operations                                 (178,556)        (2,996,512)          (753,023)
(Benefit from) provision for income taxes                               --                 --                 --
                                                           ---------------    ---------------    ---------------    ---------------
Total discontinued operations                                           --           (178,556)        (2,996,512)          (753,023)
                                                           ---------------    ---------------    ---------------    ---------------

Net loss                                                   $      (212,620)   $    (1,080,817)   $    (4,342,390)   $    (1,068,545)
                                                           ===============    ===============    ===============    ===============

Preferred C stock dividends-deemed                                      --                              (405,400)          (500,000)
                                                           ---------------    ---------------    ---------------    ---------------
Net loss available to common stockholders                  $      (212,620)   $    (1,080,817)   $    (4,747,790)   $    (1,568,545)
                                                           ===============    ===============    ===============    ===============

Basic and Diluted income (loss) per common shares
  Loss from continuing operations, after preferred
     dividends                                            $         (0.00)    $        (0.07)    $        (0.00)    $        (0.09)
  Loss from discontinued operations                                   0.00    $         (0.01)             (0.00)             (0.09)
                                                           ---------------    ---------------    ---------------    ---------------
Net loss available to common stockholders                  $         (0.00)   $         (0.09)   $         (0.00)   $         (0.18)
                                                           ===============    ===============    ===============    ===============

Weighted average basic and diluted common shares             3,129,643,963         12,072,783      1,744,556,182          8,643,901
                                                           ===============    ===============    ===============    ===============

The accompanying notes are an integral part of these financial statements.


                                   SEAMLESS CORPORATION
                                f/k/a SEAMLESS WI-FI, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED MARCH 31,
                                       (unaudited)

                                                                 2009            2008
                                                              -----------    -----------

Cash flows provided by (used in) operating activities
   Net loss from continuing operations                        $(1,345,878)   $  (315,522)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                               18,536         24,041
       Cancellation of indebtedness                               (36,357)      (871,221)
       Issuance of common stock for services                       10,000        539,743
       Issuance of preferred C stock for payment of expense            --          2,485
       Interest expense                                                --          6,864
       License write off                                          239,146             --
       Settlement fee                                              19,261             --
       Changes in operating assets and liabilities
             Accounts receivable                                       --         12,047
             Accrued interest receivable                               --       (238,835)
             Other current assets                                  (8,834)            --
             Security deposits                                      7,651        (14,961)
             Accounts payable                                     180,754      1,025,317
             Payroll taxes payable                                     --        (53,882)
             Other current liabilities                            (54,856)        46,840
             Payable to officer                                        --        111,140
             Restricted cash - Escrow                                  --         75,000
       Discontinued operations                                         --       (753,023)
                                                              -----------    -----------
   Net cash used by operating activities                         (970,577)      (403,967)
                                                              -----------    -----------

Cash flows used in investing activities:
    Technology                                                         --       (689,108)
    Investments                                                        --         (2,750)
    Advances to related party                                          --       (169,265)
                                                              -----------    -----------
Net cash used in investing activities                                  --       (861,123)
                                                              -----------    -----------

Cash flows from financing activities
    Proceeds for additional paid in capital                       180,850        362,119
    Proceeds from sale of common stock                             28,416             --
    Proceeds from sale of preferred A stock                       100,000             --
    Proceeds from sale of preferred C stock                       394,600        890,000
    Increase in short term debt                                   101,194             --
    Bank overdraft                                                  1,242             --
                                                              -----------    -----------
Net cash provided by financing activities                         806,302      1,252,119
                                                              -----------    -----------

   Increase (decrease) in cash                                   (164,275)       (12,971)
   Cash at beginning of period                                         --         15,181
                                                              -----------    -----------
   Cash at end of period                                      $  (164,275)   $     2,210
                                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.




                              SEAMLESS CORPORATION
                           f/k/a SEAMLESS WI-FI, INC.
                     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (unaudited)


                                                                         2009               2008
                                                                       ----------        -----------
Cash paid for:
    Interest                                                           $       21        $       --
   Taxes                                                               $       --        $       --

Noncash investing, and financing activities
   Preferred A stock issued for conversion of preferred C stock        $   50,000        $       --
   Deemed dividends recorded for Preferred C stock                     $  405,400        $  500,000
   Preferred C stock issued for officer's compensation                 $       --        $  200,000
   Preferred C stock issued for stock subscription receivable          $       --        $  200,000
   Preferred C stock issued as collateral                              $       --        $1,200,000
   Common stock issued for services                                    $       --        $   71,325
   Common stock and preferred A stock issued for conversion
   of preferred C stock                                                $   50,000        $       --
   Common stock issued for conversion of preferred C stock             $   48,000        $       --
   Common stock issued for conversion of preferred A stock             $1,380,819        $2,028,456
   Common stock issued as collateral                                   $       --        $   10,750
   Additional paid in capital recorded for third party payments        $       --        $   64,592
   Stock option issued for services                                    $       --        $  268,418

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

In July 2008 Seamless discontinued its operations of providing Wi-Fi to hospitality providers. The incomes from those operations were from fees paid by the hotels and businesses and the cost associated from those operations include customer support and providing Internet Bandwidth. Therefore the Assets, Liabilities, Income and Expenses associated with those operations are delineated on the financials statements.

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

The operating results for the nine-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2008.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2009 financial statements to conform to the 2008 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

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

Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option. IMPACT OF NEW ACCOUNTING STANDARDS

In April 2009, FASB issued Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 107-1 and Accounting Principles Board Opinions, or APB, No. 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that the adoption of SFAS No. 107-1 and APB No. 28-1 will not have a material impact on the Company's consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 115-2 and SFAS No. 124-2 will not have a material impact on the Company's consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 157-4 will not have a material impact on the Company's consolidated results of operations and financial position.

NOTE 3: OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At March 31, 2009 the Company had an accumulated deficit of $25,428,657.

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

NOTE 4: INVENTORY

Inventory consisted of parts and materials held by a manufacturer in China. The Company transferred the ownership of the inventory in the amount of $150,000 to Kelly's Inc. according to the settlement agreement with them in the second quarter of year 2009.

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                       March 31,     June, 30,
                        2009           2008
                      ----------     ----------

Machinery and
  Equipment           $   53,390     $   98,001

Technology             2,076,704      2,076,704

Tooling                        0        128,500
                      ----------     ----------
                       2,130,094      2,303,205
Less: Accumulated
Depreciation              50,094         76,169
                      ----------     ----------
                       2,080,000      2,227,036

Estimated useful life for machinery and equipment is 5 years. The production for tooling and technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the six months ended March 31, 2009 and 2008 was $18,536 and $24,041 respectively.

No amortization has been taken on technology as the production of inventory has not commenced as of March 31, 2009.

$44,611 of fixed assets was written off as idle equipment during the quarter ended September 30, 2008.

The Company transferred the ownership of the tooling in the amount of $128,500 to Kelly's Inc. according to the settlement agreement with them in the second quarter of year 2009.

NOTE 6:  RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2008, the Company wrote off $100,000 against DLR Funding's loan as uncollectible. During the quarter ended December 31, 2008, the Company wrote off $1,442,847 against 1st Global Financial Service's loan and $900,152 against DLR Funding's loan as uncollectible. At June 30, 2008 Carbon Jungle's loan of $243,332 was fully reserved and during the quarter ended December 2008, the notes receivable and the allowance were both removed. At December 31, 2008 and March 31, 2009, there was no notes receivable from related parties.

The Company recorded interest income on the above for the nine months ended March 31, 2008 in the amount of $238,835. The interest at annual rate is 12% for the nine months ended March 31, 2008. As all of the notes receivable and the accrued interest receivable were written off in the second quarter, the interest income was not recorded for the nine months ended March 31, 2009.

During the quarter ended December 31, 2008, the Company wrote off the accrued interest receivable of $553,512. At December 31, 2008 and March 31, 2009, there was no accrued interest receivable.

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

50,000 shares of Series C Preferred Stock were converted into 5,000 shares of Series A Preferred Stock.

MAKR's stock subscription receivable was $800,000 at June 30, 2008 and the payment of $296,744 was received in the quarter ended September 30, 2008. At September 30, 2008 the remaining $97,856 was receivable and $405,400 was recorded as deemed dividend during the quarter ended September 30, 2008.

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

During the quarter ended March 31, 2009, the following securities were issued.

43,000 shares of Series C Preferred Stock were converted to 430,000,000 shares of common stock.

5,419 shares of Series A Preferred Stock were converted to 54,190,000 shares of common stock.

NOTE 8:  INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $20,000,000 to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $7,000,000 for both years ended March 31, 2009 and 2008. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. There is no net change in the deferred tax asset and valuation allowance from July 1, 2008 to March 31, 2009.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

LEASE

The Company entered into lease agreements for an office space which expires on August 31, 2010 and a server co-location facility which expires on November 2, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the quarters ended March 31, 2009 and 2008 were $102,378 and $69,972, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

                           March 31, 2010            $168,840
                           March 31, 2011            $ 90,100
                                                     --------
                           Total                     $258,940
                                                     ========

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The current adjusted amount of $361,054 reflects the current liability of discontinued operations in the accompanying financial statements.

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

NOTE 10:  SEGMENT INFORMATION

The Company is currently a development stage enterprise. The Company had three segments and was providing "Wireless Internet" access at business locations and a developer and provider of a patent pending software, but in July 2008 the Company closed the internet service and tech support. Currently the Company operates in one reportable segment. The Company will concentrate on production of the S-Gen a Pocket Personal Computer, the SNBK-1 a Mini Note Book, and MP3-4 players. The Company did not start commercial production in the third quarter of this fiscal year yet.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:


                                             Three Months Ended    Three Months Ended
                                               March 31, 2009        March 31, 2008
                                                 (Unaudited)          (Unaudited)
                                               ---------------      ---------------

Revenues                                       $           135      $             0
                                               ---------------      ---------------

Cost of Revenues                                         1,423               19,985
                                               ---------------      ---------------
(Gross Loss)                                            (1,288)             (19,985)
                                               ---------------      ---------------
Expenses                                               223,451              973,682
                                               ---------------      ---------------
(Net Loss from Continuing Operations)                 (224,739)            (993,667)
                                               ---------------      ---------------
Other Income                                            12,119               91,406
                                               ---------------      ---------------
Net Income (Loss)                              $      (212,620)     $      (902,261)
                                               ---------------      ---------------
(Net Loss) from Discontinued Operations                                    (178,556)
                                               ---------------      ---------------
(Net Loss)                                     $      (212,620)     $    (1,080,817)
                                               ---------------      ---------------
Preferred C stock dividends-deemed                          --                   --
                                               ---------------      ---------------
Net Income (Net Loss)                          $      (212,620)     $    (1,080,817)
                                               ---------------      ---------------
(Net Loss) Per Share                           $          0.00      $         (0.09)
                                               ---------------      ---------------
Weighted Average Common Shares Outstanding       3,129,643,963           12,072,783



                                              Nine Months Ended   Nine Months Ended
                                               March 31, 2009       March 31, 2008
                                                 (Unaudited)          (Unaudited)
                                               ---------------      ---------------

Revenues                                       $           608      $             0
                                               ---------------      ---------------
Cost of Revenues                                        10,342               25,375
                                               ---------------      ---------------
(Gross Loss)                                            (9,734)             (25,375)
                                               ---------------      ---------------
Expenses                                             1,372,501            1,401,643
                                               ---------------      ---------------
(Net Loss from Continuing Operations)               (1,382,235)          (1,427,018)
                                               ---------------      ---------------
Other Income                                            36,357            1,111,496
                                               ---------------      ---------------
Net Income (Loss)                              $    (1,345,878)     $      (315,522)
                                               ---------------      ---------------
(Net Loss) from Discontinued Operations             (2.996,512)            (753,023)
                                               ---------------      ---------------
(Net Loss)                                     $    (4,342,390)     $    (1,068,545)
                                               ---------------      ---------------
Preferred C stock dividends-deemed             $      (405,400)     $      (500,000)
                                               ---------------      ---------------
Net Income (Net Loss)                          $    (4,747,790)     $    (1,568,545)
                                               ---------------      ---------------
(Net Loss) Per Share                           $          0.00      $         (0.18)
                                               ---------------      ---------------
Weighted Average Common Shares Outstanding       1,744,556,182            8,643,901
                                               ---------------      ---------------


THREE AND NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

REVENUES

Revenue for the three and nine months ended March 31, 2009 is not compared to revenue of the discontinued operations of all the Wi-Fi locations which ended in the previous fiscal year ended June 30, 2008.

COST OF REVENUES

The cost of revenues for the three and nine months ended March 31, 2009 was $1,423 and $10,342 compared to $19,985 and $25,375 for the three and nine months periods ended March 31, 2008, decreased approximately 93% for the three months and a decrease of approximately 60% for nine months respective. The decrease in cost was due to the termination of the marketing program for the S-SIB product.

OPERATING EXPENSES

The operating expenses for the three and nine months ended March 31, 2009 of $224,739 and $993,667 as compared to the three and nine months ended March 31, 2008 of 1,382,235 and $1,427,019 represents an decrease of approximately 78% for the three months ended and approximately 3% for the nine months ended March 31. The decrease is due to a reduction in operations.

OTHER INCOME

Other income for the for the three and nine months ended March 31, 2009 decreased to $12,119 and $36,357 as compared to the other income of $91,406 and $1,111,496 for the same periods ended in 2008. This represents a decrease of approximately 87% and 97% respectively. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and the Company now has to report that debt as income.

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

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.

NET INCOME/LOSS FROM CONTINUING OPERATIONS

The Company has experienced a decrease of approximately 80% in the net loss of $(212,620) from continuing operations for the three months ended March 31, 2009 as compared to a net loss of $(1,080,817) for the three months ended March 31, 2008. The Company also experienced an increase of approximately 326% in the net loss from continuing operations of $(1,345,878) for the nine months ended March 31, 2009 as compared to a net loss of $(315,522) for the nine months ended March 31, 2008. The increased net loss from discontinued operations of $2,243,489 in nine months ended of March 31, 2009 as compared to the prior nine months for

2008 is primarily due to writing off uncollectible receivables from discontinued operations due the Company. The increase in the net loss had a negligible impact on the weighted average shares because of the corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash and or cash equivalents at March 31, 2009. Net loss from operations was $(970,577) for the period ended March 31, 2009 compared to net loss from operations of $(403,967) for the comparable period ended March 31, 2008.

As a result of the Company's increases in net operation losses, the Companies working capital deficiency has increased. The Company has funded the losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. The Company anticipates these losses to continue through 2009.

The Company has a working capital deficit of $(1,801,048) as of March 31, 2009 compared to a working capital surplus of $1,654,291 as of March 31, 2008. This is an increase in the working capital deficit as compared to the working capital surplus from the previous year and we expect the working capital deficit to continue to increase till the Company begins product delivery and generates income from the sale of products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(25,428,657) and a working capital deficit of approximately $(1,801,048) as of March 31, 2009. The Companies ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $(25,500,000) to offset future taxable income. Such carry forwards expire in the years beginning 2023.

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $(25,500,000) as of December 31, 2008. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(20,660,864) as of June 30, 2008 to March 31, 2009 of ($25,426,657)
is an increase in the Net Operating Loss Carry Forward of ($4,765,793).

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

DATED: June 8, 2009                 SEAMLESS CORPORTION


                                    /s/ Albert Reda
                                    -----------------------------------------
                                    By: Albert Reda
                                    Its: Chief Executive Officer and Chief
                                    Financial Officer (Principal Executive
                                    Officer, Principal Financial Officer and
                                    Principal Accounting Officer)