Form 10-Q/A
period 2009-03-31
SEAMLESS Corp
filed 2009-06-15
CIK 880584

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

                        Commission File Number: 000-20259

                              SEAMLESS CORPORATION
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                               33-0845463
-------------------------------                            -------------------
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

                                EXPLANATORY NOTE


The Form 10-Q for the quarterly period ended March 31, 2009 originally filed June 12, 2009, is being amended to make changes in the Consolidated Statements of Cash Flows. No other changes have been made from the original filing.





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


                                   SEAMLESS CORPORATION
                                f/k/a SEAMLESS WI-FI, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED MARCH 31,
                                       (unaudited)

                                                                 2009            2008
                                                              -----------    -----------

Cash flows provided by (used in) operating activities
   Net loss from continuing operations                        $(1,345,878)   $  (315,522)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                               18,536         24,041
       Cancellation of indebtedness                               (36,357)      (871,221)
       Issuance of common stock for services                       10,000        539,743
       Issuance of preferred C stock for payment of expense            --          2,485
       Interest expense                                                --          6,864
       License write off                                          239,146             --
       Settlement fee                                              19,261             --
       Changes in operating assets and liabilities
             Accounts receivable                                       --         12,047
             Accrued interest receivable                               --       (238,835)
             Other current assets                                  (8,834)            --
             Security deposits                                      7,651        (14,961)
             Accounts payable                                     180,754      1,025,317
             Payroll taxes payable                                     --        (53,882)
             Other current liabilities                            (54,856)        46,840
             Payable to officer                                   164,275        111,140
             Restricted cash - Escrow                                  --         75,000
       Discontinued operations                                         --       (753,023)
                                                              -----------    -----------
   Net cash used by operating activities                         (806,302)      (403,967)
                                                              -----------    -----------

Cash flows used in investing activities:
    Technology                                                         --       (689,108)
    Investments                                                        --         (2,750)
    Advances to related party                                          --       (169,265)
                                                              -----------    -----------
Net cash used in investing activities                                  --       (861,123)
                                                              -----------    -----------

Cash flows from financing activities
    Proceeds for additional paid in capital                       180,850        362,119
    Proceeds from sale of common stock                             28,416             --
    Proceeds from sale of preferred A stock                       100,000             --
    Proceeds from sale of preferred C stock                       394,600        890,000
    Increase in short term debt                                   101,194             --
    Bank overdraft                                                  1,242             --
                                                              -----------    -----------
Net cash provided by financing activities                         806,302      1,252,119
                                                              -----------    -----------

   Increase (decrease) in cash                                         --        (12,971)
   Cash at beginning of period                                         --         15,181
                                                              -----------    -----------
   Cash at end of period                                      $         0   $      2,210
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

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash and or cash equivalents at March 31, 2009. Net loss from operations was $(806,302) for the period ended March 31, 2009 compared to net loss from operations of $(403,967) for the comparable period ended March 31, 2008.

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

DATED: June 12, 2009                SEAMLESS CORPORTION


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