Form 10-Q/A
period 2008-09-30
SEAMLESS Corp
filed 2009-07-15
CIK 880584

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

                                 (702) 448-1861
                                 --------------
                           (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 14, 2008, the number of shares of common stock issued and outstanding was 1,316,821,829

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

EXPLANATORY NOTE


The Form 10-Q for the quarterly period ended September 30, 2008 is being amended to make changes in to delineate between continuing operations and the discontinued operations that ceased July 2008 which consisted of providing Wi-Fi to the hospitality providers. The Financial statements, notes and Management Discuss and Analysis were changed to reflect that change


                                 INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - September 30, 2008 and June 30, 2008 (audited)      2

         Statements of Operations -
         For the three months ended September 30, 2008 and 2007              3

         Statements of Cash Flow -
         For the three months ended September 30, 2008 and 2007              4

         Notes to Financial Statements                                       6



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              12

Item 3.  Controls and Procedures                                            16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        17
Item 3.  Defaults Upon Senior Securities                                    17
Item 4.  Submission of Matters to a Vote of Security Holders                17
Item 5.  Other Information                                                  17
Item 6.  Exhibits                                                           17

                                   SIGNATURES                               18

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               SEAMLESS CORPORATION
                                            f/k/a/ SEAMLESS WI-FI, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                          September 30, 2008       June 30, 2008
                                                                             (unaudited)             (audited)
                                                                           ----------------       ----------------
Current assets
     Cash                                                                  $         22,291       $             --
     Inventory                                                                      150,000                150,000
     Prepaid license fees                                                           326,664                490,000
     Other current assets                                                             4,500                  6,800
     Current assets of discontinued operations                                    2,982,852              2,996,512
                                                                           ----------------       ----------------
     Total current assets                                                         3,486,307              3,643,312

Property and equipment (net of accumulated depreciation of $43,632 and
    $76,169 at September 30, 2008 and June 30, 2008, respectively)                2,378,299              2,227,036
Security deposit                                                                     21,561                 21,561
                                                                           ----------------       ----------------
     TOTAL ASSETS                                                          $      5,886,167       $      5,891,909
                                                                           ================       ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                                      --                  2,930
     Accounts payable and accrued expenses                                        1,300,448              1,394,707
     Payable to officer                                                             226,028                174,874
     Other current liabilities                                                          600                 55,456
     Current liabilities of discontinued operations                                 361,054                361,054
                                                                           ----------------       ----------------

     Total current liabilities                                                    1,888,130              1,989,021
                                                                           ----------------       ----------------

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




                                  SEAMLESS CORPORATION
                              f/k/a/ SEAMLESS WI-FI, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2008               2007
                                                       -------------      -------------

Revenues                                               $         498      $          --
Cost of revenues                                               5,449              4,816
                                                       -------------      -------------
Gross Income (Loss)                                           (4,951)            (4,816)
                                                       -------------      -------------

Expenses:
  Selling, general and admin.                                254,922             79,779
  Consulting                                                  10,000             23,427
  Interest                                                        21              2,295
  Legal                                                           --             31,334
  Officer Payroll                                             75,000             21,064
  Depreciation and amortization                               12,073              2,665
                                                       -------------      -------------
          Total Expenses                                     352,016            160,564
                                                       -------------      -------------

(Loss) from continuing operations
 before interest and other items                            (356,967)          (165,380)

Other income
    Cancellation of indebtedness                              12,119             12,119
                                                       -------------      -------------
Income (Loss) from continuing operations
 before income taxes                                        (344,848)          (153,261)

Income taxes (benefit) (note 8)                                   --                 --
                                                       -------------      -------------
Income (loss) from continuing operations                    (344,848)          (153,261)

Income (loss) from discontinued operations                   (13,660)           593,557
(Benefit from) provisions for income taxes                        --                 --
                                                       -------------      -------------
Total discontinued operations                                (13,660)           593,557
                                                       -------------      -------------

Net Income (Loss)                                      $    (358,508)     $     440,296
                                                       -------------      -------------
Preferred C stock dividends-deemed                          (405,400)                --
                                                       -------------      -------------
Net income (loss) available to common stockholders     $    (763,908)     $     440,296
                                                       =============      =============

Basic and Diluted income (loss) per common shares
  Income (loss) from continuing operations,
  after preferred dividends                            $       (0.00)     $       (0.03)
  Income (Loss) from discontinued operations                   (0.00)              0.10
                                                       ==============     ==============
Net income (loss) per share available to
 common stockholders                                   $       (0.00)     $        0.07

Weighted average basic and diluted common shares         582,151,833          5,933,387
                                                       =============      =============


       The accompanying notes are an integral part of these financial statements.




                                  SEAMLESS CORPORATION
                               f/k/a/ SEAMLESS WI-FI INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2008               2007
                                                       -------------      -------------
Cash flows provided by (used in) operating activities
   Net income (loss) from continuing operations       $    (344,848)     $     (153,261)
   Adjustments to reconcile net loss to
      used in  operating activities:
       Depreciation and amortization                          12,073              7,970
       Cancellation of indebtedness                          (12,119)           (10,619)
       Issuance of common stock for services                  10,000                 --
       Interest expense                                           --              6,864
       Changes in operating assets and liabilities
             Other current assets                              2,300                 --
             Security deposits                                    --             (6,430)
             Accounts payable                                (63,641)            (1,255)
             Payroll taxes payable                                --            (15,000)
             Other current liabilities                       (54,858)            20,268
             Payable to officer                               51,154             23,739
             Restricted cash - Escrow                             --             75,000
    Discontinued operations                                       --           (309,290)
                                                       -------------      -------------
   Net cash used by operating activities                    (399,939)          (362,014)
                                                       -------------      -------------

Cash flows used in investing activities:
    Technology                                                    --           (145,619)
    Investments                                                   --             (2,750)
    Discontinued operations                                       --           (174,331)
                                                       -------------      -------------
Net cash used in investing activities                             --           (322,700)
                                                       -------------      -------------

Cash flows from financing activities
    Proceeds from sale of common stock                        28,416            670,000
    Proceeds from sale of preferred A stock                  100,000                 --
    Proceeds from sale of preferred C stock                  296,744
    Bank overdraft                                            (2,930)                --
                                                       -------------      -------------
Net cash provided by financing activities                    422,230            670,000
                                                       -------------      -------------

   Increase (decrease) in cash                                22,291            (14,714)
   Cash at beginning of period                                    --             15,181
                                                       -------------      -------------
   Cash at end of period                               $      22,291      $         467
                                                       =============      =============


       The accompanying notes are an integral part of these financial statements.




                                       SEAMLESS CORPORATION
                                    f/k/a/ SEAMLESS WI-FI, INC.
                              SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            (unaudited)


                                                                        2008               2007
                                                                    ------------      ------------
Cash paid for:
    Interest                                                        $         21      $         --
   Taxes                                                            $         --      $         --

Noncash investing, and financing activities
   Technology recorded from amortization of prepaid license fee     $    163,336
   Deemed dividends recorded for Preferred C stock                  $    405,400      $         --
   Common stock issued for services                                 $         --      $     64,592
   Preferred A stock issued for conversion of preferred C stock     $     50,000      $         --
     Common stock and preferred A stock issued for conversion
     of preferred C stock                                           $     50,000      $         --
   Common stock issued for conversion of preferred A stock          $  1,206,500      $  1,108,496


            The accompanying notes are an integral part of these financial statements.

                                                5

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


In July 2008 Seamless discontinued its operations of providing Wi-Fi to hospitality providers. The income from those operations were from fees paid by the hotels and business and the cost associated from those operations included customer support and providing Internet Bandwidth. Therefore the Assets, Liabilities, Income and Expenses associated with those operations are delineated on the financials statements. The Company amended 10Q to reclassify those discontinued operations


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS


On July 1, 2008, we adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("SFAS No. 157") for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, This statement does not require any new fair value measurements, but provides guidelines on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115, Became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option.


NOTE 3: OPERATIONS AND LIQUIDITY


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At September 30, 2008 the Company had an accumulated deficit of $21,444,775.

The Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to secure additional equity financing. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 4: INVENTORY

Inventory consists of parts and materials held by a manufacturer in China.

NOTE 5: PROPERTY AND ECQUIPMENT, AT COST

Property and equipment consists of the following:

                                             September 30, 2008  June 30, 2008


            Machinery and
            Equipment                              $53,390          $98,001

            Technology                           2,240,040        2,076,704
            Tooling                                128,500          128,500
                                                ----------        ---------
                                                 2,421,930        2,303,205
            Less: Accumulated
            Depreciation                           43,632            76,169
                                               ----------         ---------
                                                2,378,298         2,227,036

Estimated useful life for machinery and equipment is 5 years. The production for tooling and technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the years ended September 30, 2008 and 2007 was $12,073 and $7,970 respectively.

No amortization has been taken on tooling and technology as the production of inventory has not commenced as of September 30, 2008


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


The accrued interest for the loans is $639,852 at September 30, 2009. The total of the loans and the accrued interest is $2,982,852 at September 30, 2008 and they are classified as current assets of discontinued operations. At June 30, 2008 the accrued interest is $553,512 and the total of the loans is $2,443,000. The total of the loans and the accrued interest is $2,998,512 at June 30, 2008 and they are classified as current assets of discontinued operations.

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

NOTE 7:  STOCKHOLDER EQUITY

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

                         September 30, 2009      $168,840
                         September 30, 2010      $164,645
                         September 30, 2011      $  9,875
                                                 ---------
                         Total                   $343,360
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


NOTE 10:  SEGMENT INFORMATION

The Company is currently a development stage enterprise. The Company had three segments and was providing "Wireless Internet" access at business locations and a developer and provider of patent pending software, but in July 2008 the Company closed the internet service and tech support. Currently the Company operates in one reportable segment. The Company will concentrate on production of the S-Gen a Pocket Personal Computer, the SNBK-1 a Mini Note Book, and MP3-4 players. The Company did not start commercial production in the first quarter of this fiscal year yet.

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


In July 2008 Seamless discontinued its operations of providing Wi-Fi to hospitality providers. The income from those operations were from fees paid by the hotels and business and the cost associated from those operations included customer support and providing Internet Bandwidth. Therefore the Assets, Liabilities, Income and Expenses associated with those operations are delineated on the financials statements. The Company amended 10Q to reclassify those discontinued operation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Three Months Ended    Three Months Ended
                                       September 30, 2008    September 30, 2007
                                          (Unaudited)           (Unaudited)
                                       ------------------    ------------------

Revenues                               $              498    $                -
Cost of Revenues                                    5,449                 4,816
                                       ------------------    ------------------
(Gross Loss)                                       (4,951)               (4,816)

Expenses                                          352,016               160,564
Loss from continuing Operations
Before interest and other items                  (356,967)             (165,380)
Other Income                                       12,119                12,119
Loss from continuing operations
before income taxes                    $         (344,848)   $         (153,261)
Income taxes (note 8)                                 --                    --
Loss for continuing operations                   (344,848)             (153,261)
Income (loss) for discontinued
Operations                             $          (13,660)              593,557
Net Income (Loss)                      $         (358,508)   $          440,298

Preferred C stock dividends-deemed     $         (405,400)                   --
                                               -----------             --------
Net Income (Net Loss)                  $         (763,908)   $          440,296
                                             =============        =============

THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

REVENUES


Revenues for the three months ended September 30, 2008 is not compared to revenue from discontinued operations of providing Wi-Fi at hotels and hospitality locations.


COST OF REVENUES

The cost of revenues for the three months ended September 30, 2008 was $5,449 compared to $4,816 for the three months ended September 30, 2007, a 1ncrease of 13%. The 1ncrease in cost of revenue was the result increase of band width cost.

OPERATING EXPENSES


Operating expenses increased by approximately 220% from $352,016 for the three months ended September 30, 2008 compared to $160,564 for the three months ended September 30, 2007. This increase in operating expenses was a result of increase marketing for the new products and software programs that occurred during the corresponding period.

OTHER INCOME

Other income for the three months ended September 30, 2008 of $12,119 remained consistent for the same period in 2007. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and we now have to report that debt as income and interest due the Company.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $21,500,000 to offset future taxable income. Such carry forwards begin to expire in the year 2023.

NET INCOME/LOSS FROM CONTINUING OPERATIONS

The Company has experienced an increase in the net loss of $(344,848) from continuing operations for the three months ended September 30, 2008 as compared to a net loss of $(153,261) for the three months ended September 30, 2007.
The increased net loss is primarily from increase selling and admin expenses.


The net loss from discontinued operations of $(13,660) for the three months ended September 30, 2008 and the net income from discontinued operation of $593,557 will not be compared because they are not indicative of continuing operations.


The net loss of $(763,908) as compared to the net income of $440,296 for September 30, 2008 and 2007 respective where affected by the discontinued operations.

The increase in the net loss had a negligible impact on the weighted average shares because of the corresponding increase in the number of the weighed average shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents from continuing operations of $22,261 for the three months ended is an increase over $ 0 cash for September 30, 2008 and 2007 respectively.

Net cash used by continuing operations was $(399,939) and $(42,724) for September 30, 2008 and 2007, respectively an increase and for the discontinued operations of $ 0 as compared to $(309,290) for the periods ended of September 30, 2008 and 2007, respectively.


As a result of the Company's in net operation losses, our working capital deficiency has increased. We have funded our losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2008.

We have a working capital deficiency of $(1,885,839) as of September 30, 2008 compared to a working capital deficiency of $(1,989,021) as of September 30, 2007. The decreased deficiency of the working capital and as compared to the deficiency Of the working capital for the previous year is expected to continue as product development costs continue to increase and income increases by the sales of our products.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(21,444,775) and a working capital deficiency of approximately $(1,885,839) as of September 30, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of $(21,444,775) to offset future taxable income. Such carry forwards expire in the years beginning 2023.

The deferred tax asset we recorded as a result of these tax loss carry forwards is $(21,444,775) as of September 30, 2008. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(20,660,864) as of June 30, 2008 to September 30, 2008 of ($21,444,775) is
an increase in the Net Operating Loss Carry Forward of ($763,908).

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


DATED: July 13, 2009                      SEAMLESS CORPORTION



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