Form 10-Q/A
period 2008-12-31
SEAMLESS Corp
filed 2009-07-22
CIK 880584

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

The Form 10-Q for the quarterly period ended December 31, 2008 is being amended to make changes in to delineate between continuing operations and the discontinued operations that ceased July 2008 which consisted of providing Wi-Fi to the hospitality providers. The Financial statements, notes and Management Discuss and Analysis were changed to reflect that change

                                      INDEX

                                                                                  Page
                                                                                  Number
                                                                                  ------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - December 31, 2008(Unaudited) and June 30, 2008 (audited)   2

         Statements of Operations -
         For the three months and six months ended
           December 31, 2008 and 2007                                               3

         Statements of Cash Flow -
         For the six months ended December 31, 2008 and 2007                        4

         Notes to Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              10

Item 3.  Controls and Procedures                                                   14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               14
Item 3.  Defaults Upon Senior Securities                                           14
Item 4.  Submission of Matters to a Vote of Security Holders                       14
Item 5.  Other Information                                                         14
Item 6.  Exhibits                                                                  14

SIGNATURES                                                                         15




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             SEAMLESS CORPORATION
                                          f/k/a/ SEAMLESS WI-FI, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                             December 31, 2008  June 30, 2008
                                                                                (unaudited)        (audited)
                                                                               ------------      ------------
Current assets

     Inventory                                                                           --           150,000
     Prepaid license fees                                                                --           490,000
     Other current assets                                                             5,956             6,800
     Current assets of discontinued operations                                           --         2,996,512
                                                                               ------------      ------------

     Total current assets                                                             5,956         3,643,312

Property and equipment (net of accumulated depreciation of $47,425 and
    $76,169 at December 31, 2008 and June 30, 2008, respectively)                 2,082,669         2,227,036
Security deposit                                                                     13,910            21,561
                                                                               ------------      ------------

     TOTAL ASSETS                                                              $  2,102,535      $  5,891,909
                                                                               ============      ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                                   7,083             2,930
     Accounts payable and accrued expenses                                          999,341         1,394,707
     Other current liabilities                                                      135,698            55,456
     Payable to officer                                                             274,729           174,874
     Current liabilities of discontinued operations                                 361,054           361,054
                                                                               ------------      ------------

     Total current liabilities                                                    1,777,905         1,989,021
                                                                               ------------      ------------

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred A stock, par value $0.001, 4,000,000 shares and 10,000,000                    454               692
    shares authorized at December 31, 2008 and June 30, 2008,
    454,912 shares and 692,312 shares issued and outstanding at
    December 31, 2008 and June 30, 2008
Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                     --                --
    authorized at December 31, 2008 and June 30, 2008
    0 shares issued and outstanding
Preferred C stock, par value $0.001, 5,000,000 shares authorized at                   2,595             2,700
    December 31, 2008 and June 30, 2008, 2,595,000 shares and
    2,700,000 shares issued and outstanding at December 31, 2008 and
    June 30, 2008
Common stock, par value $0.001, 10,990,000,000 shares and 11,000,000              2,761,891           227,891
    shares authorized at December 31, 2008 and June 30, 2008,
    2,761,890,963 shares and 227,890,963 shares issued and outstanding at December 31, 2008 and June 30, 2008
Additional paid-in capital                                                       23,416,478        25,793,219
Stock subscription receivable                                                      (540,750)       (1,340,750)
Accumulated deficit                                                             (25,216,038)      (20,680,864)
                                                                               ------------      ------------

     Total stockholders' equity                                                     424,630         4,002,888

Less: Treasury stock at cost                                                       (100,000)         (100,000)
                                                                               ------------      ------------

    Stockholders' equity                                                            324,630         3,902,888
                                                                               ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  2,102,535      $  5,891,909
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




                                               SEAMLESS CORPORATION
                                            f/k/a/ SEAMLESS WI-FI, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
                                                    (unaudited)

                                                         3 MONTHS                              6 MONTHS
                                              ------------------------------      -------------------------------

                                                  2008              2007             2008                2007
                                              -------------      -----------      --------------      -----------

Revenues                                      $           0      $         0      $          473      $         0
Cost of revenues                                      3,470              574               8,919            5,390
                                              -------------      -----------      --------------      -----------


Gross Income (Loss)                                  (3,470)            (574)             (8,446)          (5,390)
                                              -------------      -----------      --------------      -----------


Expenses:
  Selling, general and admin.                       303,466          100,779             558,363          143,518
  Consulting                                              0           28,045              10,000           41,224
  Interest                                                0                0                  21            2,406
  Legal                                               6,392           20,269               6,392           44,894
  Officer Payroll                                    75,000          155,151             150,000          114,271
  Settlement fee                                    169,261                0             169,261                0
  License fee write off                             239,146                0             239,146                0
  Depreciation and amortization                       3,794            4,740              15,867            5,610
                                              -------------      -----------      --------------      -----------
          Total Expenses                            797,059          303,984           1,149,050          351,922
                                              -------------      -----------      --------------      -----------

Loss from continuing operations
Before interest and other items                    (800,529)        (309,558)         (1,157,496)       (357,312)

Other income
    Cancellation of indebtedness                     12,119           12,119              24,238           24,238
    Other                                                                (60)                               1,440
                                              -------------      -----------      --------------      -----------
Loss from continuing operations                    (788,410)        (297,499)         (1,133,258)        (331,634)

                                              -------------      -----------      --------------      -----------
Loss from continuing operations                    (788,410)        (297,499)         (1,133,258)        (331,634)

Income (loss) from discontinued operations       (2,982,852)        (130,523)         (2,996,512)         343,908

                                              -------------      -----------      --------------      -----------
Total discontinued operations                    (2,982,852)        (130,523)         (2,996,512)         343,908
                                              -------------      -----------      --------------      -----------
Net Income (loss)                             $  (3,771,262)     $  (428,022)     $   (4,129,770)     $    12,274
                                              =============      ===========      ==============      ===========

Preferred C stock dividends-deemed                       --         (500,000)           (405,400)        (500,000)
                                              -------------      -----------      --------------      -----------
Net loss available to common stockholders     $  (3,771,262)     $  (928,022)     $   (4,535,170)     $  (487,726)
                                              =============      ===========      ==============      ===========
Basic and Diluted income (loss)
   per common share
Loss from continuing operations, after
   preferred dividends                        $       (0.00)     $     (0.10)     $       (0.00)     $     (0.12)
Income (loss) from discontinued operations            (0.00)           (0.02)             (0.00)            0.05
                                              =============      ===========      ==============      ===========
Net income (loss) per share available to
  common stockholders                         $       (0.00)     $     (0.12)     $       (0.00)     $     (0.07)

Weighted average basic and diluted common     1,551,983,354        7,962,803       1,067,067,593        6,948,095
                                              =============      ===========      ==============      ===========


                            The accompanying notes are an integral part of these financial statements.



                                     SEAMLESS CORPORATION
                                  f/k/a SEAMLESS WI-FI, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED DECEMBER 31,
                                         (unaudited)



                                                                   2008             2007
                                                                -----------      -----------

Cash flows used in operating activities
   Net income (loss) from continuing operations                 $(1,133,258)     $   (331,634)
   Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                                 15,867           16,005
       Cancellation of indebtedness                                 (24,238)         (24,238)
       Issuance of common stock for services                         10,000          218,750
       Issuance of preferred C stock for payment of expense               -            2,485
       Interest expense                                                   -            6,864
       License write off                                            239,146                -
       Settlement fee                                                19,261                -
       Changes in operating assets and liabilities
             Other current assets                                       845
             Security deposits                                        7,651          (14,961)
             Accounts payable                                       157,460           21,254
             Payroll taxes payable                                                   (15,000)
             Other current liabilities                              (20,952)          19,783
             Payable to officer                                      99,855           60,488
             Restricted cash - Escrow                                     -           75,000
       Discontinued operations                                            -         (637,567)
                                                                -----------      -----------
   Net cash used by operating activities                           (628,363)        (602,771)
                                                                -----------      -----------

Cash flows used in investing activities:
    Technology                                                           --         (165,619)
    Investments                                                          --           (2,750)
    Discontinued operations                                              --         (161,584)
                                                                -----------      -----------
Net cash used in investing activities                                    --         (329,953)
                                                                -----------      -----------

Cash flows from financing activities
    Proceeds for additional paid in capital                                           23,750
    Proceeds from sale of common stock                               28,416                -
    Proceeds from sale of preferred A stock                         100,000                -
    Proceeds from sale of preferred C stock                         394,600          890,000
    Increase in short term debt                                     101,194                -
    Bank overdraft                                                    4,153            3,793
                                                                -----------      -----------
Net cash provided by financing activities                           628,363          917,543
                                                                -----------      -----------

   Increase (decrease) in cash                                            -          (15,181)
   Cash at beginning of period                                            -           15,181
                                                                -----------      -----------
   Cash at end of period                                        $        --      $        --
                                                                ===========      ===========

The accompanying notes are an integral part of these financial statements.


                                     SEAMLESS CORPORATION
                                  f/k/a SEAMLESS WI-FI, INC.
                            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED DECEMBER 31,
                                         (unaudited)


                                                                       2008            2007
                                                                    ----------     ----------
Cash paid for:
    Interest                                                        $       21     $       --
    Taxes                                                           $       --     $       --

Noncash investing, and financing activities
   Machinery and equipment write off                                $   44,611     $       --
   Tooling transferred to manufacturer in leiu of cash payment      $  128,500     $       --
   Inventory transferred to manufacturer in leiu of cash payment    $  150,000     $       --
   Deemed dividends recorded for Preferred C stock                  $  405,400     $       --
   Common stock issued for services                                                $   83,342
   Preferred C stock issued for officer's compensation                             $  200,000
   Preferred A stock issued for conversion of preferred C stock     $   50,000
   Preferred C stock issued for stock subscription receivable                      $  200,000
   Preferred C stock issued for deemed dividend                     $       --     $  500,000
   Common stock and preferred A stock issued for conversion
   of preferred C stock                                             $   50,000
   Common stock issued for conversion of preferred C stock          $    5,000
   Common stock issued for deferred compensation                                   $  120,000
   Common stock issued for conversion of preferred A stock          $1,375,400     $1,416,206

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

The operating results for the six-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

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

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to secure additional equity financing. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

NOTE 4: INVENTORY

Inventory consisted of parts and materials held by a manufacturer in China. The Company transferred the ownership of the inventory in the amount of $150,000 to Kelly's Inc. according to the settlement agreement with them during the quarter of ending December 31, 2008.

NOTE 5: PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                                              December 31, 2008    June 30, 2008
                                              -----------------    -------------

Machinery and Equipment                         $    53,390         $    98,001
Technology                                        2,076,704           2,076,704
Tooling                                                   0             128,500
                                                -----------         -----------
                                                  2,130,094           2,303,205
Less: Accumulated Depreciation                       47,425              76,169
                                                -----------         -----------
                                                  2,082,669           2,227,036
                                                ===========         ===========

Estimated useful life for machinery and equipment is 5 years. The production for tooling and technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the years ended December 31, 2008 and 2007 was $15,867 and $16,005 respectively.

No amortization has been taken on technology as the production of inventory has not commenced as of December 31 2008.

$44,611 of fixed assets was written off as idle equipment during the quarter ended September 30, 2008.

The Company transferred the ownership of the tooling in the amount of $128,500 to Kelly's Inc. according to the settlement agreement with them during the quarter of ending December 31, 2008.


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

The Company recorded interest income on the above for the six months ended December 2007 in the amount of $159,548. The interest at annual rate is 12% for the six months ended December 31, 2007. As all of the notes receivable and the accrued interest receivable were written off in the second quarter, the interest income was not recorded for the six months ended December 31, 2008.

During the quarter ended December 31, 2008, the Company wrote off the accrued interest receivable of $553,512. At December 31, 2008, there was no accrued interest receivable.

At June 30, 2008 the accrued interest is $553,512 and the total of the loans is $2,443,000. The total of the loans and the accrued interest is $2,996,512 at June 30, 2008 and they are classified as current assets of discontinued operations.

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

          December 31, 2009     $168,840
          December 31, 2010     $132,310
                                --------
          Total                 $301,150
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

In July 2008 Seamless discontinued its operations of providing Wi-Fi to hospitality providers. The incomes from those operations were from fees paid by the hotels and businesses and the cost associated from those operations include customer support and providing Internet Bandwidth. Therefore the Assets, Liabilities, Income and Expenses associated with those operations are delineated on the financials statements

SEAMLESS TEK LABS, INC., develops secure networking, data communication and transfer solutions, with a focus on Internet Based Communication and Network Security. Seamless new S-SIB(TM) product enables the user to seamlessly, securely, and simply surf the Internet at any secured or unsecured Wi-Fi Hot Spot in the world. Seamless Phenom software assures secure wireless connectivity with its Phenom Virtual Internet Extranet software and Secure Private Network
(SPN) technology and its integration into unique and secure P2P services and its implementation into other Seamless offerings.

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                                  Three Months Ended    Three Months Ended
                                                   December 31, 2008    December 31, 2007
                                                     (Unaudited)           (Unaudited)
                                                    ---------------      ---------------
(Unaudited)
Revenues                                            $             0      $             0
Cost of Revenues                                              3,470                  574
                                                    ---------------      ---------------
Gross (Loss)                                                 (3,470)                (574)
Expenses                                                    797,059              308,984
Loss from continuing operations before
  interest and other items                                 (800,529)            (309,588)
Other Income                                                 12,119               12,049
Loss from continuing operations
  before income taxes                               $      (788,410)     $      (297,499)
Loss from continuing operations                     $      (788,410)     $      (297,499)
Loss from discontinued operations                   $    (2,982,852)     $      (130,523)
Preferred C stock dividends-deemed                               --             (500,000)
                                                    ---------------      ---------------
Net Loss available to common stockholders           $    (3,771,262)     $      (928,022)
Basic and Diluted income (loss) per share
Loss from continuing operations, after
  preferred dividends                               $         (0.00)     $         (0.10)
Income (Loss) from discontinued operations          $         (0.00)     $         (0.02)
                                                    ---------------      ---------------
Net Income (loss) per share available to common
  Stockholders                                      $         (0.00)     $         (0.12)
Weighted Average Common Shares Outstanding            1,551,983,354            7,962,803
                                                    ---------------      ---------------


                                                   Six Months Ended     Six Months Ended
                                                   December 31, 2008    December 31, 2007
                                                      (Unaudited)          (Unaudited)
                                                    ---------------      ---------------
Revenues                                            $           473      $            --
Cost of Revenues                                              8,916                5,390
                                                    ---------------      ---------------
Gross (Loss)                                                 (8,446)              (5,390)
Expenses                                                  1,149,050              351,922
Loss from continuing operations before
interest and other items                                 (1,157,496)            (357,312)
Other Income                                                 24,238               25,678
Loss from continuing operations
  before income taxes                               $    (1,133,258)     $      (331,634)
Loss from continuing operations                     $    (1,133,238)     $      (331,634)
Income (loss) from discontinued operations          $    (2,996,512)     $       343,908
Preferred C stock dividends-deemed                  $      (405,400)            (500,000)
                                                    ---------------      ---------------
Net Income (Loss) available to common
  stockholders                                      $    (4,535,170)     $      (487,726)
Basic and Diluted income (loss) per share
Loss from continuing operations, after
  preferred dividends                               $         (0.00)     $         (0.12)
Income (Loss) from discontinued operations          $         (0.00)     $          0.05
                                                    ---------------      ---------------
Net Income (loss) per share available to common
  Stockholders                                      $         (0.00)     $         (0.07)
Weighted Average Common Shares Outstanding            1,067,067,593            6,948,095
                                                    ---------------      ---------------


                                       11

THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED) COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

REVENUES

Revenues for the three and six months ended December 31, 2008 were $0 and $473 are not compared to the same periods in 2007, because of the discontinued operations of all the Wi-Fi locations and inability to market the S-SIB software successfully.

COST OF REVENUES

The cost of revenues for the three and six months ended December 31, 2008 was $3,470 and $574 compared to $8,919 and $5,390 for the three and six months periods ended December 31, 2007, an increase of approximately 600% for the three months and an increase of approximately 165% for six months respective. The three months and six increase in the cost of revenue is due to marketing the S-SIB product and the 1ncrease in cost of band width cost.

OPERATING EXPENSES

The continuing operating expenses for the three and six months ended December 31, 2008 of $797,059 and $1,149,050 as compared to the three and six months ended December 31, 2007 of $308,984 and $351,922 represents an increase of approximately 259% for the three months ended and an increase of approximately 327% for the six months ended December 31. The increase is due to three expenses the first is a major increase in selling expenses trying to market our products and the other two being the affect of the writing off of the license fee of $239,146 and the cost of settlement of $169,261.

OTHER INCOME

Other income for the for the three and six months ended December 31, 2008 of $12,119 and $24,238 as compared to the other income of $12,049 and $25,678 for the same periods ended in 2007. This represents a increase of approximately 1% for three months and a decrease of 6% respectively. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and the Company now has to report that debt as income.

INCOME TAX

No provision for income taxes has been recorded in the accompanying financial statements as a result of our net operating losses. We have unused tax loss carry forwards of approximately $25,000,000 to offset future taxable income. Such carry forwards begin to expire in the year 2023.

NET INCOME/LOSS FROM CONTINUING OPERATIONS

The Company has experienced an increase in the net loss of $(788,410) and $(1,133,258) from continuing operations for the three months and six months ended December 31, 2008 as compared to a net loss of $(297,499) and $(331,634)for the three months and six months ended December 31, 2007. The increased net loss is primarily from increase selling and admin expenses.

The net loss from discontinued operations of $(2,996,512) for the six months ended December 31, 2008 and the net income from discontinued operation of $343,908 for six months ended December 31, 2007 will not be compared because they are not indicative of continuing operations.

The net loss of $(3,771,262) and $(4,535,170) for three months and six months ended December 31, 2008 as compared to the net loss of $(928,022) and income $(487,726) for December 31, 2007 respective where affected by the discontinued operations.

The affect of the discontinued operation was an increase in the net loss available to common shareholders. The net loss per shareholder was offset because of the corresponding increase in the number of shares issued and outstanding which increased the weighted average number shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash and or cash equivalents for six month period ended December 31, 2008. Net loss from continuing operations was $(1,133,238) for the period ended December 31, 2008 compared to net loss from continuing operations of $(331,634) for the comparable period ended December 31, 2007.

As a result of our increases in net operation losses, our working capital increased. We have funded our losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2009.

We have a working capital deficit of $(1,771,949) as of December 31, 2008 compared to a working capital deficit of $(774,056) as of December 31, 2007. This is a increase in the working capital due to the impact of discontinued operations

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(25,216,038) and a working capital deficit of $(1,771,949) as of December 31, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

DATED: July 14, 2009                    SEAMLESS CORPORTION


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