Form 10-Q/A
period 2009-03-31
SEAMLESS Corp
filed 2009-07-24
CIK 880584

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

                        Commission File Number: 000-20259

                              SEAMLESS CORPORATION
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                                33-0845463
-------------------------------                                ----------
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

As of June 5, 2009 the number of shares of common stock issued and outstanding was 10,283,551,507

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X}

                                EXPLANATORY NOTE


The Form 10-Q for the quarterly period ended March 31, 2009 is being amended to make changes in to delineate between continuing operations and the discontinued operations that ceased July 2008 which consisted of providing Wi-Fi to the hospitality providers. The Financial statements, notes and Management Discuss and Analysis were changed to reflect that change



                                      INDEX

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

                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SEAMLESS CORPORATION
                           f/k/a/ SEAMLESS WI-FI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          March 31, 2009   June 30, 2008
Current assets                                                              (unaudited)     (audited)
                                                                           ------------    ------------

     Inventory                                                             $         --    $    150,000
     Prepaid license fees                                                            --         490,000
     Other current assets                                                        15,634           6,800
     Current assets of discontinued operations                                       --       2,996,512
                                                                           ------------    ------------
     Total current assets                                                        15,634       3,643,312

Property and equipment (net of accumulated depreciation of $50,094 and
    $76,169 at March 31, 2009 and June 30, 2008, respectively)                2,080,000       2,227,036
Security deposit                                                                 13,910          21,561
                                                                           ------------    ------------

     TOTAL ASSETS                                                          $  2,109,544    $  5,891,909
                                                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                        $      4,172    $      2,930
     Accounts payable and accrued expenses                                    1,010,513       1,394,707
     Other current liabilities                                                  101,794          55,456
     Payable to officer                                                         339,149         174,874
     Current liabilities of discontinued operations                             361,054         361,054
                                                                           ------------    ------------

     Total current liabilities                                                1,816,682       1,989,021
                                                                           ------------    ------------

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred A stock, par value $0.001, 4,000,000 shares and 10,000,000                449             692
    shares authorized at March 31, 2009 and June 30, 2008,
    449,493 shares and 692,312 shares issued and outstanding at
    March 31, 2009 and June 30, 2008
Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                 --              --
    authorized at March 31, 2009 and June 30, 2008
    0 shares issued and outstanding
Preferred C stock, par value $0.001, 5,000,000 shares authorized at               2,552           2,700
    March 31, 2009 and June 30, 2008, 2,552,000 shares and
    2,700,000 shares issued and outstanding at March 31, 2009 and
    June 30, 2008
Common stock, par value $0.001, 10,990,000,000 shares and 11,000,000          3,246,081         227,891
    shares authorized at March 31, 2009 and June 30, 2008,
    3,246,080,963 shares and 227,890,963 shares issued and outstanding at March 31, 2009 and June 30, 2008
Additional paid-in capital                                                   23,113,186      25,793,219
Stock subscription receivable                                                  (540,750)     (1,340,750)
Accumulated deficit                                                          25,428,657     (20,680,864)
                                                                           ------------    ------------

     Total stockholders' equity                                                 392,861       4,002,888

Less: Treasury stock at cost                                                   (100,000)       (100,000)
                                                                           ------------    ------------

    Stockholders' equity                                                        292,861       3,902,888
                                                                           ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,109,544   $  5,891,909
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



                                                        SEAMLESS CORPORATION
                                                    f/k/a/ SEAMLESS WI-FI, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
                                                            (unaudited)

                                                                               3 MONTHS                             9 MONTHS
                                                           ----------------------------------     ----------------------------------
                                                                 2009             2008                   2009              2008
                                                           ---------------    ---------------     ---------------    ---------------

Revenues                                                   $           135    $            --     $           608    $           --
Cost of revenues                                                     1,423             19,985              10,342            25,375
                                                           ---------------    ---------------     ---------------    ---------------

Gross Income (Loss)                                                 (1,288)           (19,985)            (9,734)           (25,375)
                                                           ---------------    ---------------     ---------------    ---------------

Expenses:
  Selling, general and admin.                                      114,235            285,478             672,598           485,629
  Consulting                                                            --            325,132              10,000           326,800
  Interest                                                              --                 --                  21             4,454
  Legal                                                             31,547            303,237              37,939           316,726
  Officer Payroll                                                   75,000             53,066             225,000           252,433
  Settlement fee                                                        --                 --             169,261                --
  License fee write off                                                 --                 --             239,146                --
  Depreciation and amortization                                      2,669              6,769              18,536            15,601
                                                           ---------------    ---------------     ---------------    ---------------

          Total Expenses                                           223,451            973,682           1,372,501         1,401,643
                                                           ---------------    ---------------     ---------------    ---------------

Loss from continuing operations
  before interest and other items                                 (224,739)          (993,667)         (1,382,235)       (1,427,018)

Other income
    Cancellation of indebtedness                                    12,119             12,119              36,357            36,357
    Other                                                               --                                                    1,440
                                                           ---------------    ---------------     ---------------    ---------------

Loss from continuing operations                                   (212,620)          (981,548)         (1,345,878)       (1,389,221)

Income (loss) from discontinued operations                              --            (99,269)         (2,996,512)          320,676
                                                           ---------------    ---------------     ---------------    ---------------
Net loss                                                   $      (212,620)   $    (1,080,817)    $    (4,342,390)   $   (1,068,545)
                                                           ===============    ===============     ===============    ===============

Preferred C stock dividends-deemed                                      --                               (405,400)         (500,000)
                                                           ---------------    ---------------     ---------------    ---------------
Net loss available to common stockholders                  $      (212,620)   $    (1,080,817)    $    (4,747,790)   $   (1,568,545)
                                                           ===============    ===============     ===============    ===============

Basic and Diluted income (loss) per common shares Loss from continuing operations, after preferred
  dividends                                                $         (0.00)    $        (0.08)    $         (0.00)   $        (0.22)
  Loss from discontinued operations                                   0.00     $        (0.01)              (0.00)             0.04
                                                           ---------------    ---------------     ---------------    ---------------
Net loss per share available to common stockholders        $         (0.00)   $         (0.09)    $         (0.00)   $        (0.18)
                                                           ===============    ===============     ===============    ===============

Weighted average basic and diluted common shares             3,129,643,963         12,072,783       1,744,556,182         8,643,901
                                                           ===============    ===============     ===============    ===============

The accompanying notes are an integral part of these financial statements.





                                   SEAMLESS CORPORATION
                                f/k/a SEAMLESS WI-FI, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED MARCH 31,
                                       (unaudited)

                                                                 2009            2008
                                                              -----------    -----------

Cash flows provided by (used in) operating activities
   Net loss from continuing operations                        $(1,345,878)   $  (315,522)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                               18,536         24,041
       Cancellation of indebtedness                               (36,357)      (871,221)
       Issuance of common stock for services                       10,000        539,743
       Issuance of preferred C stock for payment of expense            --          2,485
       Interest expense                                                --          6,864
       License write off                                          239,146             --
       Settlement fee                                              19,261             --
       Changes in operating assets and liabilities
             Other current assets                                  (8,834)            --
             Security deposits                                      7,651        (14,961)
             Accounts payable                                     180,754      1,025,317
             Payroll taxes payable                                     --        (53,882)
             Other current liabilities                            (54,856)        46,840
             Payable to officer                                   164,275        111,140
             Restricted cash - Escrow                                  --         75,000
       Discontinued operations                                         --       (979,811)
                                                              -----------    -----------
   Net cash used by operating activities                         (806,302)      (403,967)
                                                              -----------    -----------

Cash flows used in investing activities:
    Technology                                                         --       (689,108)
    Investments                                                        --         (2,750)
    Advances to related party                                          --       (169,265)
                                                              -----------    -----------
Net cash used in investing activities                                  --       (861,123)
                                                              -----------    -----------

Cash flows from financing activities
    Proceeds for additional paid in capital                       180,850        362,119
    Proceeds from sale of common stock                             28,416             --
    Proceeds from sale of preferred A stock                       100,000             --
    Proceeds from sale of preferred C stock                       394,600        890,000
    Increase in short term debt                                   101,194             --
    Bank overdraft                                                  1,242             --
                                                              -----------    -----------
Net cash provided by financing activities                         806,302      1,252,119
                                                              -----------    -----------

   Increase (decrease) in cash                                         --        (12,971)
   Cash at beginning of period                                         --         15,181
                                                              -----------    -----------
   Cash at end of period                                      $         0   $      2,210
                                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.




                                        SEAMLESS CORPORATION
                                     f/k/a SEAMLESS WI-FI, INC.
                               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED MARCH 31,
                                             (unaudited)


                                                                         2009               2008
                                                                       ----------        -----------
Cash paid for:
    Interest                                                           $       21        $       --
   Taxes                                                               $       --        $       --

Noncash investing, and financing activities
   Machinery and equipment write off                                   $   44,611        $       --
   Tooling transferred to manufacturer in leiu of cash payment         $  128,500        $       --
   Inventory transferred to manufacturer in leiu of cash payment       $  150,000        $       --
   Preferred A stock issued for conversion of preferred C stock        $   50,000        $       --
   Deemed dividends recorded for Preferred C stock                     $  405,400        $  500,000
   Preferred C stock issued for officer's compensation                 $       --        $  200,000
   Preferred C stock issued for stock subscription receivable          $       --        $  200,000
   Preferred C stock issued as collateral                              $       --        $1,200,000
   Common stock issued for services                                    $       --        $   71,325
   Common stock and preferred A stock issued for conversion
   of preferred C stock                                                $   50,000        $       --
   Common stock issued for conversion of preferred C stock             $   48,000        $       --
   Common stock issued for conversion of preferred A stock             $1,380,819        $2,028,456
   Common stock issued as collateral                                   $       --        $   10,750
   Additional paid in capital recorded for third party payments        $       --        $   64,592
   Stock option issued for services                                    $       --        $  268,418

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

NOTE 4: INVENTORY

Inventory consisted of parts and materials held by a manufacturer in China. The Company transferred the ownership of the inventory in the amount of $150,000 to Kelly's Inc. according to the settlement agreement with them during the quarter ending December 31,2008.

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

The Company transferred the ownership of the tooling in the amount of $128,500 to Kelly's Inc. according to the settlement agreement with them during the quarter ending December 31,2008.


NOTE 6:  RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2008, the Company wrote off $100,000 against DLR Funding's loan as uncollectible. During the quarter ended December 31, 2008, the Company wrote off $1,442,847 against 1st Global Financial Service's loan and $900,152 against DLR Funding's loan as uncollectible. At June 30, 2008 Carbon Jungle's loan of $243,332 was fully reserved and during the quarter ended December 2008, the notes receivable and the allowance were both removed. At December 31, 2008 and March 31, 2009, there was no notes receivable from related parties

The Company recorded interest income on the above for the nine months ended March 2008 in the amount of $4,454. No interest was recorded for the nine months ended March 31, 2009 As all of the notes receivable and the accrued interest receivable were written off in the second quarter, the interest income was not recorded for the nine months ended March 31, 2009.

During the quarter ended December 31, 2008, the Company wrote off the accrued interest receivable of $553,512. At March 31, 2009, there was no accrued interest receivable.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:


                                             Three Months Ended    Three Months Ended
                                               March 31, 2009        March 31, 2008
                                                 (Unaudited)           (Unaudited)
                                               ---------------      ---------------

Revenues                                       $           135      $             0
                                               ---------------      ---------------

Cost of Revenues                                         1,423               19,985
                                               ---------------      ---------------
(Gross Loss)                                            (1,288)             (19,985)
                                               ---------------      ---------------
Expenses                                               223,451              973,682
                                               ---------------      ---------------
Net Loss from Continuing Operations                   (224,739)            (993,667)
                                               ---------------      ---------------
Other Income                                            12,119               12,119
                                               ---------------      ---------------
Net Loss from continuing operations            $      (212,620)     $      (981,548)
                                               ---------------      ---------------
Net Loss from Discontinued Operations                       --              (99,269)
                                               ---------------      ---------------
(Net Loss)                                     $      (212,620)     $    (1,080,817)
                                               ---------------      ---------------
Preferred C stock dividends-deemed                          --                   --
                                               ---------------      ---------------
Net Loss available to common stockholders      $      (212,620)     $    (1,080,817)
                                               ---------------      ---------------
Basic and Diluted income (loss) per common
shares
  Loss from continuing operations, after
    preferred dividends                         $        (0.00)     $         (0.08)
  Loss from discontinued operations                       0.00      $         (0.01)
                                                ---------------     ----------------
Net loss per share available to common
  stockholders                                  $        (0.00)     $         (0.09)
                                                ---------------      ---------------
Weighted Average Common Shares Outstanding       3,129,643,963           12,072,783



                                              Nine Months Ended   Nine Months Ended
                                               March 31, 2009       March 31, 2008
                                                 (Unaudited)           (Unaudited)
                                               ---------------      ---------------

Revenues                                       $           608      $             0
                                               ---------------      ---------------
Cost of Revenues                                        10,342               25,375
                                               ---------------      ---------------
(Gross Loss)                                            (9,734)             (25,375)
                                               ---------------      ---------------
Expenses                                             1,372,501            1,401,643
                                               ---------------      ---------------
Net Loss from Continuing Operations                 (1,382,235)          (1,427,018)
                                               ---------------      ---------------
Other Income                                            36,357               37,797
                                               ---------------      ---------------
Net (Loss)                                     $    (1,345,878)     $    (1,389,221)
                                               ---------------      ---------------
Net Loss from Discontinued Operation                (2,996,512)             320,676
                                               ---------------      ---------------
(Net Loss)                                     $    (4,342,390)     $    (1,068,545)
                                               ---------------      ---------------
Preferred C stock dividends-deemed             $      (405,400)     $      (500,000)
                                               ---------------      ---------------
Net Loss available to common stockholders      $    (4,747,790)     $    (1,568,545)
                                               ---------------      ---------------
Basic and Diluted income (loss) per common
shares
  Loss from continuing operations, after
  Preferred  dividends                         $         (0.00)     $         (0.22)
  Loss from discontinued operations                      (0.00)                0.04
                                               ---------------      ---------------
Net loss per share available to common
stockholders                                   $         (0.00)     $         (0.18)
                                                ---------------     ---------------
Weighted Average Common Shares Outstanding       1,744,556,182            8,643,901
                                               ---------------      ---------------

                                       15

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

OPERATING EXPENSES

The operating expenses for the three and nine months ended March 31, 2009 of $224,739 and $993,667 as compared to the three and nine months ended March 31, 2008 of 1,382,235 and $1,427,018 represents an decrease of approximately 78% for the three months ended and approximately 3% for the nine months ended March 31. The decrease is due to a reduction in operations.

OTHER INCOME

Other income for the for the three and nine months ended March 31, 2009 of $12,119 and $36,357 as compared to the other income of $12,119 and $37,797 for the same periods ended in 2008. This represents no change for three months and a decrease of 4% for nine months respectively. Other income consists primarily of debt forgiveness from prior operations due to the fact that certain debts were not paid within the prescribed time as required by law and the Company now has to report that debt as income.

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

The Company adopted the provision of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.

NET INCOME/LOSS FROM CONTINUING OPERATIONS

The Company has experienced a decrease of approximately 79% in the net loss of $(212,620) from continuing operations for the three months ended March 31, 2009 as compared to a net loss of $(981,548) for the three months ended March 31, 2008. The Company also experienced an decrease of approximately 3% in the net loss from continuing operations of $(1,345,878) for the nine months ended March 31, 2009 as compared to a net loss of $(1,389,221) for the nine months ended March 31, 2008. The net loss from discontinued operations of $(2,996,512) for nine months ended of March 31, 2009 as compared to the prior nine months for 2008 in the amount of $320,676 is primarily due to writing off uncollectible receivables from discontinued operations due the Company.

The affect of the discontinued operation was an increase in the net loss available to common shareholders. The net loss per shareholder was offset because of the corresponding increase in the number of shares issued and outstanding which increased the weighted average number shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash and or cash equivalents at March 31, 2009. Net loss from operations was $(1,345,878) for the period ended March 31, 2009 compared to net loss from operations of $(1,389,221) for the comparable period ended March 31, 2008.

As a result of the Company's increases in net operation losses, the Companies working capital deficiency has increased. The Company has funded the losses through an equity line of credit secured by preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. The Company anticipates these losses to continue through 2009.

The Company has a working capital deficit of $(1,801,048) as of March 31, 2009 compared to a working capital of $1,461,040 as of March 31, 2008, does not factor the impact of the discontinued operations. This is an increase in the working capital deficit as compared to the working capital surplus from the previous year and we expect the working capital deficit to continue to increase till the Company begins product delivery and generates income from the sale of products.

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

The deferred tax asset we recorded as a result of these tax loss carry forwards is approximately $(25,500,000) as of December 31, 2008. We have reduced the deferred tax asset resulting from our tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance which was $(20,660,864) as of June 30, 2008 to March 31, 2009 of ($25,428,657)
is an increase in the Net Operating Loss Carry Forward of ($4,767,793).

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

DATED: July 17, 2009                SEAMLESS CORPORTION


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