Form 10-K
period 2009-06-30
SEAMLESS Corp
filed 2009-10-29
CIK 880584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2009
                                               -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                       Commission file number: 000-202559

                              SEAMLESS CORPORATION
                              --------------------
              (Exact Name of Registrant as specific in its Charter)

               Nevada                                      33-0845463
               ------                                      ----------
   (State or Other Jurisdiction                        (I.R.S. Employer
  of Incorporation or Organization)                   Identification No.)

               800 N. Rainbow Blvd., Ste. 200, Las Vegas, NV 89109
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code

                                 (702) 448-1861
                                 --------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                         -----------------------------

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF SECURITIES ACT. YES [ ] NO [X]

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE ACT YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the
registrant was required to submit and post such files) Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K9229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act:

Large Accelerated filer [ ]    Accelerated filer         [ ]
Non-accelerated filer   [ ]    Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of our common stock held by non-affiliates of the Registrant as of October 26, 2009 was approximately $1,598,908.

The number of shares outstanding of the Registrant's common stock as of October 9, 2009: 15,989,080,963.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB for the fiscal year June 30, 2006, filed on October 13, 2006;
Quarterly Report on Form 10-QSB for period ended September 30, 2006, filed on November 20, 2006;
Quarterly Report on Form 10-QSB for period ended December 31, 2006, filed on February 20, 2007;
Current Report on Form 8-K, filed on April 20, 2007;
Quarterly Report on Form 10-QSB for period ended March 31, 2007, filed on May 21, 2007;
Current Report on Form 8-K, filed on May 23, 2007;
Current Report on Form 8-K, filed on June 11, 2007;
Current Report on Form 8-K, filed on August 29, 2007;
Annual Report on Form 10-KSB for the fiscal year June 30, 2007, filed on October 15, 2007;
Quarterly Report on Form 10-QSB for period ended September 30, 2007, filed on November 19, 2007;
Current Report on Form 8-K, filed on January 24, 2008;
Current Report on Form 8-K/A, filed on February 5, 2008;
Quarterly Report on Form 10-QSB for period ended December 31, 2007, filed on February 19, 2008;
Quarterly Report on Form 10-QSB/A for period ended March 31, 2008 filed on May 20, 2008;
Current Report on Form 8-K, filed on June 17, 2008;
Current Report on Form 8-K, filed on June 30, 2008;
Annual Report on Form 10-KSB for the fiscal year June 30, 2008, filed on October 14, 2008;
Annual Report on Form 10-K for the fiscal year June 30, 2008, filed on October 16, 2008;
Quarterly Report on Form 10-Q for period ended September 30, 2008, filed on November 17, 2008;
Quarterly Report on Form 10-Q for period ended December 31, 2008, filed on February 23, 2009;
Quarterly Report on Form 10-Q for period ended March 31, 2009 filed on June 12, 2009;
Quarterly Report on Form 10-Q/A for period ended March 31, 2009 filed on June 15, 2009;
Quarterly Report on Form 10-Q/A for period ended September 30, 2008, filed on July 15, 2009;
Current Report on Form 8-K, filed on July 16, 2009;
Quarterly Report on Form 10-Q/A for period ended December 31, 2008, filed on July 22, 2009;
Quarterly Report on Form 10-Q/A for period ended March 31, 2009 filed on July 24, 2009;
Preliminary Information Statement Form 14C, filed on July 29, 2009
Preliminary Information Statement Form 14C/A, filed on August 13, 2009
Preliminary Information Statement Form 14C Amendment 2 filed on September 14, 2009
Definitive Information Statement From 14C, filed on October 9, 2009


                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------

ITEM 1  DESCRIPTION OF BUSINESS................................................1

ITEM 2  DESCRIPTION OF PROPERTY................................................9

ITEM 3  LEGAL PROCEEDINGS.....................................................10

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................10

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS.............10

ITEM 6  SELECTED FINANCIAL DATA ..............................................11

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................12

ITEM 8  FINANCIAL STATEMENTS..................................................17

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................18

ITEM 9A CONTROLS AND PROCEDURES...............................................18

ITEM 9B OTHER INFORMATION.....................................................19

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................20

ITEM 11 EXECUTIVE COMPENSATION................................................20

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................22

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE...........................................22

ITEM 14 EXHIBITS..............................................................23

ITEM 15 PRINCIPAL ACCOUNTANT FEES AND SERVICES................................24

SIGNATURES....................................................................24

ITEM 1.       DESCRIPTION OF BUSINESS.

OVERVIEW OF BUSINESS
--------------------

Seamless Corporation has one operating subsidiary: Seamless Sales LLC which incorporates the TEK Labs, and TEK Ware. TEK Labs develops security software for accessing the Internet with a patent pending software program for Secure Internet browsing (S-SIB) and Secure Internet video conferencing Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, TEK Ware manufactures the patented ultra mobile personal computer named the S-Gen a mini-notebook the SNBK-1, a 10 inch, 120 G. HD, 1G RAM with OS Windows XP home edition and Seamless Sales LLC which sells the products and software programs developed by Seamless Sales subsidiaries. The evolution of from a Wi-Fi provider to a hardware manufacture and software developer began during the last quarter of this fiscal year ended June 30, 2008 and was completed during the first quarter of fiscal year ending June 30, 2009. Seamless Sales eCommerce activities started May of 2009 in association with Amazon on the new Seamless Sales eCommerce website (www.seamlesssale.com). The Amazon (www.amazon.com) partnership allowed Seamless to offer additional products that it currently does not carry

BUSINESS
--------

SEAMLESS SALES TEK WARE

Is the developer a producer of the S-Gen a Pocket Personal Computer, the SNBK-1 a 120G- 10" Mini Note Book, and several different MP3-4 players. Seamless Sales LLC (please see Seamless Sales LLC section) the marketing and sales subsidiary is currently establishing distributors to sell Seamless products.

CURRENT TEK WARE PRODUCTS

SEAMLESS S-GEN: Seamless is in the process of upgrading the design of the S-Gen to incorporate new features and functions has cumulated into the new S-Gen (Seamless Generation) Pocket Personal Computer these changes are as follows: 20 G-Solid State Hard Drive, 620 MGZ processor and 128 MG of Ram, a TFT Transflective Touch Screen viewable in sunlight, 802.11b/g and Bluetooth connectivity, SD MMC and Compact Flash sockets, 2-USB 2.0 ports, and a near full sized QWERTY folding keyboard, stereo speakers and inputs/outputs, docking socket and un locked tri-band cell phone, GPS system and with a 1.3 Mega Pixel video camera. The S-Gen comes with Microsoft Windows Mobil 6.1 operating system and a Garmin GPS operating system. The unit weighs approximately one pound and has an 8 hour battery life. Seamless acquired the Microsoft Windows Mobil operating system in January 2007 and in August 2008 Seamless partnered with Garmin GPS guidance operating system for the S-Gen.

SEAMLESS SNBK-1 is a 10" mini-notebook with a 120 Hard-drive a 1.6 GZ with 1 G of Ram for a 1024X600 resolution with 802.11a/b/g. The SNBK-1 comes with Windows XP home addition. The unit weighs approximately 2.2 pounds and has a 4 hour battery life.

SEAMLESS SPMP 3 -4, Seamless also produces 3 different models of Seamless Personal Media Players.

CHRONOLOGY OF TEK WARE

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

While working on the redesign of the S-Gen, Seamless TEK Ware also began production of the SNBK-1 and the SPMP 3-4

In April 2009 Seamless TEK Ware became a subsidiary of Seamless Sales with the advent of it new online presence Seamless Sales of www.seamlesssale.com

COMPETITION

See Seamless Sales LLC section.

MARKETING STRATEGY

See Seamless Sales LLC section.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Raw material used for molded parts and circuit boards are readily available with limited lead time. Parts such as CPUs and hard drives are also standard productions parts and are readily available. However some of our parts do require an eight week lead time. These parts are also available through many suppliers.

SEAMLESS SALES TEK LABS

TEK LABS is the developer of the patent pending software programs that provide Wi-Fi and Internet users with Seamless-Secure Internet Browsing (S-SIB(TM)) that encrypts the user's Wi-Fi signal and the Phenom(R) Software which allows secure communications over Wi-Fi, local area network (LAN), and wide area networks
(WAN) with its Virtual Internet Extranet Network technology.

CURRENT TEK LABS PRODUCTS

S-SIB

Seamless-Secure Internet Browsing (S-SIB(TM)) that encrypts the user's Wi-Fi signal. S-SIB is offered in two versions:

S-SIB STANDARD INCLUDES:
     o Provides anonymous web browsing feature protecting your Identity online
     o Government grade 256bit AES Internet data encryption tunnel protecting against evil twins and other malicious Wi-Fi attacks

S-SIB COMPLETE INCLUDES THE FOLLOWING AVG SECURITY SOFTWARE AND S-SIB STANDARD
PLUS:
     o Anti-Virus (against viruses, worms and Trojans that may corrupt your data or disable your computer)
     o Anti-Spyware (against spyware that may monitor your activities or scan your computer for credit card information or passwords)
     o Anti-Rootkit (against hidden threats - rootkits that deliver malicious content)
     o    HTTP scanning (screens downloads for malicious content)
     o    AVG Active Surf-Shield (real-time protection from poisoned web pages)
     o    AVG Search-Shield (safely click search results)
     o    Instant Messaging Protection

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

CHRONOLOGY OF TEK LABS

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

COMPETITION

See Seamless Sales LLC section.

MARKETING STRATEGY

See Seamless Sales LLC section.

AVAILABILITY OF DEVELOPMENT TEAMS TO IMPROVE THE SOFTWARE PROGRAMS

There are sufficient Contract Software Development Teams to available to continually improve the S-SIB and Phenom software programs and there are also qualified individuals that can be brought on board to keep current with the software upgrades and developments.

SEAMLESS SALES LLC

Seamless Sales LLC offers TEK Ware and TEK LABS products for sale.

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

CHRONOLOGY OF SEAMLESS SALES

Seamless Sales LLC was created to market and sell TEK Ware and TEK LABS products and of other manufactures through its eCommerce website www.seamlesssale.com.

COMPETITION

TEK WARE

S-GEN to date there is no direct competition to the S-GEN however there are several Micro Computers, GPS devices, Video players and Cell phone all with in the same size and form factor as the S-GEN. However we know that there are several well known companies that could become direct com

SNBK-1: Within the 10 inch notebook products there are a variety of major manufacturer that produce similar products. Seamless SNBK-1 has comparable specifications and quality of any competitors listed below. Seamless very aggressive pricing makes the SNBK-1 competitive within this market area.

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

     o        Apple
     o        Creative Labs
     o        I-River
     o        Sansa
     o        Zen

TEK LABS

S-SIB

The market for Secure Internet software is highly competitive Companies such as AVG INTERNET SECURITY 9.0, PANDA ANTIVIRUS 2008, TREND MICRO INTERNET SECURITY 2008 AND MCAFEE PERSONAL FIREWALL PLUS 5.0 have already created software products for the Internet security however few address the area that we developed our software for. Secure Internet Browsing in bundling our S-SIB product with the AVG Anti-Virus/Anti-Spyware product Seamless has every aspect of Internet security covered.

     o        AVG Internet Security
     o        Panda Antivirus
     o        Trend Micro Internet Security
     o        McAfee Personal Firewall

PHENOM

The market for Internet based software services is highly competitive. There are substantial barriers for entry into the software internet service market. However the Phenom product is provides every aspect of online communication and collaboration and combines these features with government grade security and encryption, providing a unique blend of needed communication and security. This combined with an aggressive pricing structure favorably places Phenom in this market place.

Our competition for PHENOM includes, but is not limited to, the following companies.

     o        Citrix Systems, Inc.
     o        3AM Labs, Inc.
     o        Amteus Ltd.
     o        Securit-e-doc, Inc.

MARKETING AND SALES PLAN

SEAMLESS SALES ECOMMERCE

SEAMLESS SALES ECOMMERCE WILL MARKET AND SELL PRODUCTS PRODUCED BY SEAMLESS SALES SUBSIDIARIES AND PRODUCTS DEVELOPED AND MANUFACTURED BY OTHERS.

Seamless marketing plan also incorporates the following distribution channels:

     1. Direct sales: Through our eCommerce website and through distribution agreements that target brick and mortar retail chain, B2B direct distribution into vertical market networks for example: healthcare providers, government agencies, defense contractors, military, non-profits, etc.

     2. OEM distribution sales to private networks as well as general users. Furthermore, they will be able to bundle the Phenom software client software for handheld devices, PDA's, desktop computers and laptops.

     3. Internet/online users as well as online retailers such as ECost.com whom we have a distribution agreement with. Customers will be able to download any of the software programs for their daily Internet usage, or purchase our hardware products online directly from E-Tailors.

SEAMLESS SALES COMPETITION

The eCommerce sector is highly competitive with low barriers to entry and characterized by narrow profit margins. The most successful companies execute on selection, price, convenience, availability, and customer service. Peer competitors who offer products similar to Seamless Corporation are TigerDirect and Newegg. Newegg is an online-only retailer that sells computer hardware and software communications products. The second largest online retailer in the United States, the company has net sales of $2.1 billion with the majority of net sales consisting of I.T. products. Newegg recently expanded its product offering to consumer electronics sales and expanded its reach to China. TigerDirect is a subsidiary of Systemax and is an online retailer of consumer electronics with seven domestic and five international stores. The company has net sales of $2.7 billion with the majority consisting of online and catalog consumer electronics through rebate marketing to offer lower prices. The

TigerDirect product line first began as build-for-yourself PC kits, then evolved to computer and electronics, and finally expanded to refurbished brand name computers such as Gateway, HP, IBM, and eMachine. It acquired a traditional brick and mortar brand (CompUSA) in Jan 2008 to complement its TigerDirect web commerce and eCommerce brand.

SEAMLESS CORPORATION SUBSIDIARY INTELLECTUAL PROPERTY

Seamless owns the following registered trademarks:
--------------------------------------------------

     o        Phenom
     o        Seamless P2P
     o        Seamless Peer2Peer
     o        !
     o        PP

Seamless applied for trademark registration for the following marks:
--------------------------------------------------------------------

     o        Freek2Freek
     o        Phenom Mobile
     o        S-SIB
     o        Seamless SIB
     o        Get SINB
     o        Get Phenom
     o        SINB
     o        SXGEN

Seamless has the following patents and/or patents pending for the:
------------------------------------------------------------------

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

RESEARCH AND DEVELOPMENT COSTS

There were no expenditures for research and development by Seamless during fiscal year ended June 20, 2009. Seamless spent $876,213 on research and development during the fiscal year ended June 30, 2008

EMPLOYEES

As of the date hereof, we have two full-time employees and three independent contractors. We hire independent contractors for sales personnel, technical support and installation expertise. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The following locations are the principal places of business of the Company, some of the Companies share facilities:

         800 N. Rainbow Blvd., Ste 208        2050 Russett Way, Ste 338,
         Las Vegas, Nevada 89107              Carson City, Nevada 89703

The Company entered into lease agreements for an office space which expires on August 31, 2010 and November 2, 2011. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the years ended June 30, 2009 and 2008 were $168,840,and $150,875, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.


                       June 30, 2010             $ 168,840
                       June 30, 2011             $  47,890
                                                 ---------
                       Total                     $ 216,730
                                                 =========

ITEM 3.  LEGAL PROCEEDINGS

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed in the second quarter with the appellate court by the Company seeking confirmation of the settlement agreement. The current liability in the amount of $361,054 reflects the current liability of discontinued operations in the accompanying financial statements.

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

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SMWF." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                       High          Low
                                                       ----          ---
2008 Fiscal Year ended June 30, 2008

    *3rd Quarter ended March 31, 2008                  0.51           0.0001
     4th Quarter ended June 30, 2008                   0.0227         0.0016
    *on February 15, 2008 stock reverse 10,000 shares for one

2009 Fiscal Year ended June 30, 2009

     1st QUARTER ended September 30, 2008.........     0.0004         0.0003
     2nd QUARTER ended December 31, 2008 .........     0.0002         0.0001


     3rd QUARTER ended March 31, 2009.............     0.0001         0.0001
     4th QUARTER ended June 30, 2009..............     0.0002         0.0001

2010 Fiscal Year ended June 30, 2010

     1st QUARTER ended September 30, 2009........      0.0002         0.0001

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

QUALIFIED HOLDERS

As of October 9, 2009 there were approximately 1,383 shareholders holding certificated securities.

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

125,000 shares of common stock were issued to employees for their services and $18,750 was recorded as such.

750,000 shares of common stock were issued to Wakabayashi and $39,375 was recorded as marketing service.

400,000 shares of common stock were issued for consulting service and $13,200 was recorded as such.

During the fiscal year ended June 30, 2009, the following securities were issued:

10,000,000 shares of common stock were issued for consulting services and $10,000 was recorded as such.

320,000 shares of Series D Preferred Stock were issued to Alpha Blue Inc. in lieu of 320,000 shares of Series A Preferred Stock that was owed to Alpha Blue in consideration of $208,489 paid for Series A Preferred Stock.

80,000 shares of Series D Preferred Stock were issued to MAKR Inc. in lieu of 80,000 shares of Series C Preferred Stock that was owed to the MAKR Inc.
In consideration of $106,544 paid for the Series C Preferred Stock.

28,550 shares of Series D Preferred Stock were issued to Omega Inc. in lieu of 285,500,000 shares of Common Stock that was owed to Omega Inc. in consideration of $28,350 paid for Common Stock.

858,298 shares of Series D Preferred Stock were issued to AR Corporation to settle an officer loan payable of $339,149. The loan payable was money due to Al Reda, the majority shareholder of AR Corporation.

MAKR's stock subscription was $800,000 at June 30, 2008 and the payment of the $296,744 was received in the quarter ended September 30, 2008. At September 30, 2008 the remaining $97,856 was receivable and $405,400 was recorded as deemed dividend during the quarter ended September 30, 2008.

Antigua LLC paid $100,000 for 500,000 shares of the Series A Preferred Stock which was issued in the year ended June 30, 2008.


ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

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

OVERVIEW

Seamless Corporation has one operating subsidiary: Seamless Sales LLC which incorporates the TEK Labs, and TEK Ware. TEK Labs develops security software for accessing the Internet with a patent pending software program for Secure Internet browsing (S-SIB) and Secure Internet video conferencing Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, TEK Ware manufactures the patented ultra mobile personal computer named the S-Gen a mini-notebook the SNBK-1, a 10 inch, 120 G. HD, 1G RAM with OS Windows XP home edition and Seamless Sales LLC which sells the products and software programs developed by Seamless Sales subsidiaries. The evolution of from a Wi-Fi provider to a hardware manufacture and software developer began during the last quarter of this fiscal year ended June 30, 2008 and was completed during the first quarter of fiscal year ending June 30, 2009. Seamless Sales eCommerce activities started May of 2009 in association with Amazon on the new Seamless Sales eCommerce website (www.seamlesssale.com). The Amazon (www.amazon.com) partnership allowed Seamless to offer additional products that it currently does not carry.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our selected financial information:

                                                                      2009              2008
                                                               ---------------    ---------------
Revenues                                                       $           608    $            --
Cost of revenues                                                        25,149             30,245
                                                               ---------------    ---------------

Gross Income (Loss)                                                    (24,541)           (30,245)
                                                               ---------------    ---------------
Expenses:
  Selling, general and admin.                                        1,165,398            679,493
  Consulting                                                           113,644            337,559
  Legal                                                                335,116            349,239
  Officer Payroll                                                      300,000            327,221
  Settlement fee                                                       169,262                 --
  Loss on termination of productions contract                          400,000                 --
  License Fee Write-Off                                                239,147                 --
  Depreciation and amortization                                         21,206             20,992
                                                               ---------------    ---------------

          Total Expenses                                             2,743,773          1,714,504
                                                               ---------------    ---------------

Loss from continuing operations
  before interest and other items                                   (2,768,314)        (1,744,749)

Other income
    Cancellation of indebtedness                                        48,476             48,476
    Interest                                                          (399,961)            (4,492)
    Financing fees                                                     (95,878)               --
    Unrealized Loss from change in
       derivatives liabilities                                      (1,584,113)               --
    Other                                                                   --              1,491
                                                               ---------------    ---------------
Loss from continuing operations
  before income taxes                                               (4,799,790)        (1,699,274)

Income taxes (benefit) (note 8)                                             --                 --
                                                               ---------------    ---------------

Loss from continuing operations                                     (4,799,790)        (1,699,274)

Loss from discontinued operations                                   (2,996,514)           (94,062)
(Benefit from) provision for income taxes                                   --
                                                               ---------------    ---------------
Total discontinued operations                                       (2,996,514)           (94,062)
                                                               ---------------    ---------------

Net loss                                                            (7,796,304)        (1,793,336)

Preferred C stock dividends-deemed                                    (405,400)          (200,000)
                                                               ---------------    ---------------

Net loss available to common stockholders                      $    (8,201,704)   $    (1,993,336)
                                                               ===============    ===============

Basic and Diluted loss per common shares
  Loss from continuing operations, after preferred dividends   $         (0.00)   $         (0.09)
  Loss from discontinued operations                                      (0.00)             (0.00)
                                                               ---------------    ---------------
Net loss available to common stockholders                      $         (0.00)   $         (0.09)
                                                               ===============    ===============

Weighted average basic and diluted common shares                 2,877,813,045         21,332,651
                                                               ===============    ===============

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2008 (AUDITED)

Our revenues for the fiscal year ended June 30, 2009 of $608. There was no revenue for the fiscal year ended June 30, 2008 due to the decision to cease the Wi-Fi service to the hospitality industry during the fiscal year ended June 30, 2008.

We had a net loss of $(4,799,790) from continuing operations the fiscal year ended June 30, 2009 as compared to a net loss from continuing operations of $(1,699,274) for the year ended June 30, 2008. The net loss overall which includes discontinued operations was $(8,201,704) for the fiscal year ended June 30, 2009 as compared to the net loss overall which includes discontinued operations was $(1,993,336) for the fiscal year ended June 30, 2008.

OTHER: During the fiscal year ended June 30, 2009 the following expenses were incurred with funding the Company

Interest Expenses, Financing fees and Derivatives liabilities
    Amortization of Debt Discount                                 (339,961)
    Financing fees                                                 (95,878)
    Unrealized loss from change in
      derivative liabilities                                    (1,584,113)

These expenses will continue to occur as the company continues to raise capital through loan agreements, convertible preferred and convertible debenture agreements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations activities of $(1,363,736) for the year ended June 30, 2009 increased by $(634,641) over the net cash used in operational activities of $(729,095) for the same period for the year ended June 30, 2008.

Net cash provided by financing activities of $1,365,196 for the year ended June 30, 2009 decreased by $(320,566) over the net cash provided by financing activities of $1,685,762 for the same period for the year ended June 30, 2008

The Company will continue to seek additional debt and equity financing.

After fiscal year ended June 30, 3009 the company raised additional capital through debt and equity financing as follows

                                               Shares             Funds Received

Proceeds from sale of Common stock          1,014,000,000             76,000
Proceeds from sale of preferred A stock            65,000             32,500
Proceeds from loan                                                    64,000
                                            ------------------------------------
Net cash provided by financing activities                            172,500
                                            ====================================

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. The most critical accounting policies are the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management believes that of the significant accounting policies used in the preparation of the consolidated financial statements (see Note 2 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results reported in our financial statements.

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

Revenue Recognition

Sales are recognized upon shipment of goods to customers. Amounts billed related to shipping and handling are included in net sales.

Stock Based Compensation

The Company had adopted SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no employee stock options granted during the year ended June 30, 2009 and June 30, 2008. A non-employee stock option was issued during the third quarter of year 2008. It is disclosed in Note 7.

FAIR VALUE MEASUREMENTS

On July 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" as required for financial assets and liabilities. The adoption of SFAS No. 157 had no material impact on the Company's financial position, results of operations or cash flows during the year ended June 30, 2009. SFAS No. 157 was effective July 1, 2008 for financial assets and liabilities and will be effective July 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability.

In support of this principle, SFAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date.

The three levels are defined as follows:

o Level 1 (the highest priority) - inputs to the valuation methodology are quoted market prices (unadjusted) for identical financial assets or liabilities in active markets.

o Level 2 - inputs to the valuation methodology include quoted market prices for similar assets and liabilities in active markets, and inputs that are observable for an asset or liability, either directly or indirectly, for substantially the full term of a financial instrument.

o Level 3 (the lowest priority) - inputs to the valuation methodology are unobservable and significant to the fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing a financial instrument.

      A financial instrument's categorization within the valuation hierarchy is based upon the lowest level or priority of input that is significant to the fair value measurement of the financial asset or liability.

      The Company's only financial assets or liabilities subject to SFAS No. 157 are its conversion feature liability on its convertible debt. Following is a description of the valuation methodologies used to determine the fair value of the Company's financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

                Fair Value Measurements at Reporting Date Using
                -----------------------------------------------

                                                 Quoted Prices in Active Markets
Description                     June 30, 2009           for Identical Assets
--------------------------------------------------------------------------------
                                                              (Level 1)
Conversion feature
 liability-convertible debt     $  1,426,044               $  1,426,044

DERIVATIVE INSTRUMENTS AND BENEFICIAL CONVERSION FEATURES

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option may be required to be accounted for as a derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. We may also issue options or warrants to non-employees in connection with consulting or other services they provide. Depending on their terms, these options and warrants may be accounted for as derivative instrument liabilities, rather than as equity.

When the embedded conversion option in a convertible debt or equity instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. When the effective conversion rate of the instrument at the time is issued and eligible for conversion is less than the fair value of the common stock into which it is convertible, we may recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.

When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income using the effective interest method

OFF BALANCE SHEET ARRANGEMENTS

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

CAPITAL EXPENDITURES

There were no capital expenditures during the 2009 fiscal year.


NET OPERATING LOSS CARRY FORWARDS

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $28,000,000 and $20,000,000 at June 30, 2009 and June 30, 2008 respectively to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $9,500,000 and $7,000,000 at June 30, 2009 and 2008 respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.

ITEM 8.  FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURES CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Security Exchange Act of 1934 reports are recorder, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2009.

Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, management preformed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), and evaluation of the effectiveness of our disclosures controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial policies and procedures that:

*pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

*provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

*provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that a material weakness exists in the internal controls as of June 30, 2009.

A material weakness in the Company's internal controls exists in that, there is
(1) limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements, and (2)a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of October 13, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

This annual report does not include any attestation report of the company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. We will be subject to this requirement for our next fiscal year ending June 30, 2010.


(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the company plans to take steps to rectify these material weaknesses in the future which includes in part weekly reviews of accounts payable and accounts receivable by the chief financial officer with the new accounting personnel. While all of material weaknesses have not been remediated to date, we believe that all weaknesses identified will be remediated by the next reporting period.

ITEM 9B OTHER INFORMATION

IN AUGUST 2009, SEAMLESS CORPORATION through a wholly owned subsidiary acquired the Gadget Enterprise website for eCommerce for a total of 147,500,000 common shares.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                       Age         Position
----                       ---         --------

Albert R. Reda             63          Director, Chief Executive Officer, Chief
                                       Financial Officer, Secretary

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

ITEM 11. EXECUTIVE COMPENSATION.

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

===============================================================================================================================
Name and                                                                   Non-Equity     Non-Qualified
Principal                                            Stock       Option    Incentive        Deferred     All Other
Position                Year    Salary      Bonus    Awards      Awards    Plan            Compensation  Compensation
                                                                           Compensation      Earnings                  Total
                                  ($)         ($)      ($)         ($)         ($)             ($)          ($)         ($)
   (a)                  (b)       (c)         (d)      (e)         (f)         (g)             (h)          (i)
-------------------------------------------------------------------------------------------------------------------------------
Albert R. Reda, CEO,    2009     $300,000      $0       $0         $0           $0              $0          $0         $300,000
CFO, Secretary
(Principal Executive
Officer)
-------------------------------------------------------------------------------------------------------------------------------
                        2008     $240,000      $0       $0         $0           $0              $0          $0         $240,000
-------------------------------------------------------------------------------------------------------------------------------




                           GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended June 30, 2009.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of June 30, 2009.

------------------------------------------------------------------------------------------- ----------------------------------------
                                         Option Awards                                                   Stock Awards
-------------------------------------------------------------------------------------------- ---------------------------------------
Name           Number of    Number of       Equity         Option    Option      Number of    Market       Equity      Equity
               securities   securities      Incentive      Exercise  Expiration  Shares of    Value of    Incentive   Incentive
               Underlying   Underlying      Plan Awards:   Price     Date        Units of     Shares        Plan     Plan Awards
               Unexercised  Unexercised     Number of        ($)                 Stock that   or Units     Awards:    Market or
               Options      Options         Securities                           have not     of Stock    Number of    Payout
                   (#)        (#)           Underlying                            vested       that       Unearned    Value of
            Unexercisable Unexercised      Unexercised                              (#)       have not     Shares,    Unearned
                                            Unearned                                          vested      Units or     Shares,
                                             Options                                            ($)         other      Units of
                                               (#)                                                         rights    other rights
                                                                                                           that       that have
                                                                                                         not vested   not vested
                                                                                                            (#)           ($)
-----------------------------------------------------------------------------------------------------------------------------------
Albert R.          -0-           -0-             -0-         $-0-       -0-          -0-         -0-         -0-          -0-
Reda, CEO,
Secretary
(Principal
Executive
Officer)
-----------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

The Company has an employment contract with their Chief Executive Officer, Albert Reda that calls for a base salary of $300,000 for the year ended June 30, 2008 and thereafter, a base salary of $25,000 a month from July 2007 until its expiration date in June 2012. In the event that the company becomes profitable according to generally accepted accounting principles, the employee's monthly salary shall be increased to $30,000 for the remainder of the employment term. In addition, the contract includes a bonus that will be determined by the company's Board of Directors

COMPENSATION OF DIRECTORS

Our Directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

We do not have any audit, nominating, compensation or other committee of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 15,989,080,963 issued shares of common stock.

Note on February 15, 2008 there was a 10,000 for one stock split

=========================================================================================
Name and Address of Beneficial Owners(1)            Amount and Nature of     Percent
                                                    Beneficial Ownership    Ownership(2)
-----------------------------------------------------------------------------------------
Albert R. Reda, CEO, CFO, Secretary, Director         1,021,770,000(3)          6.4%
=========================================================================================

*Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

_______________

(1) C/o our address, 800 N. Rainbow Blvd., Suite 200, Las Vegas, NV 89109, unless otherwise noted.

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

(3) Includes 100,000,000, shares of common stock held by the Reda Family Trust of common stock; and 30,000 shares of common shares of common stock held by Albert Reda and preferred shares held by others controlled by Albert Reda.

ITEM 14. EXHIBITS

       3.1    Articles of Incorporation, dated December 4, 1998(1)
       3.2    Certificate of Amendment of Certificate of Incorporation, dated
              February 17, 1999(2)
       3.3    Certificate of Amendment of Articles of Incorporation, dated June
              30, 1999(1)
       3.4    Certificate of Amendment of Articles of Incorporation, dated
              December 22, 1999(3)
       3.5    Certificate of Amendment of Articles of Incorporation, dated
              February 9, 2000(3)
       3.6    Certificate of Designation, Number, Powers, Preferences and Other
              Rights and Qualifications, Limitations, Restrictions and Other
              Characteristics of Series "C" Preferred Stock, dated September 30,
              2004(4)
       3.7    Bylaws, dated June 1, 1999(1)
       3.8    Certificate of Designation, Number, Powers, Preferences and Other
              Rights and Qualifications, Limitations, Restrictions and Other
              Characteristics of Series "A,B,C, and D" Preferred Stock, dated
              June 25, 2009
       10.1   Form of Location Provider Agreement(5)
       10.2   Asset Purchase Agreement between Seamless P2P, LLC and Seamless
              Peer 2 Peer, Inc., dated January 18, 2005(6)
       10.3   Promissory Note and Security Agreement from 1st Global Financial
              Corporation, dated July 14, 2006(7)
       10.4   Revolving Line of Credit Agreement with DLR Funding, Inc., dated
              January 15, 2007(7)
       10.5   Secured Promissory Note Payable in Agreed Installments and Secured
              Term Note, dated October 1, 2006(7) 10.6 Loan Agreement with Ayuda
              Funding Corp., dated October 26, 2006
       10.7   OEM Mobility License Agreement with Microsoft Licensing, GP, dated
              May 22, 2007
       10.8   Microsoft Services OEM Foundation Service Agreement -
              Non-Standard, dated June 9, 2007
       10.9   Loan Satisfaction Agreement with Ayuda Funding Corp. dated June 7,
              2007
       10.10  Employment Agreement with Albert Reda, dated June 8, 2007
       10.11  Financial Agreements issued at various time during the fiscal year
              To Ended June 30, 2009
       10.21
       14     Code of Business Conduct and Ethics(8)
       21     Subsidiaries
       31.1   Certification of Chief Executive Officer Pursuant to the
              Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification of Chief Financial Officer Pursuant to the
              Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32     Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

_____________________
(1) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999, filed on December 1, 1999.
(2) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999, filed on May 19, 1999.
(3) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 22, 2000.
(4) Incorporated by reference from our Current Report on Form 8-K, filed on October 4, 2004.
(5) Incorporated by reference from our Current Report on Form 8-K, filed on October 7, 2004.
(6) Incorporated by reference from our Current Report on Form 8-K, filed on January 19, 2005.
(7) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006, filed on February 20, 2007.
(8) Incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year June 30, 2004, filed on November 12, 2004.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


DEMETRIUS & COMPANY LLC

Demetrius was our independent auditor and examined our financial statements for the fiscal years ending June 30, 2009 and June 30, 2008.

Demetrius' fees charged were as follows for the fiscal years ended June 30, 2009 and 2008 for professional services rendered:

                                             2009               2008
                                   --------------------- --------------------

Auditing services                               $56,000              $46,000
Other audit services                                  0                    0
Income tax services                                   0                    0
Other                                                 0                    0
                                   --------------------- --------------------
                                                $56,000              $46,000
                                   ===================== ====================


AUDIT COMMITTEE

We do not have an audit committee.





                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                          SEAMLESS CORPORATION


DATED: October 26, 2009                   By: /s/ Albert R. Reda
                                              -------------------
                                              Albert R. Reda
                                              Director, Chief Executive Officer,
                                              Chief Financial Officer, and
                                              Secretary (Principal Executive
                                              Officer, Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Seamless Corporation f/k/a Seamless Wi-Fi, Inc.

We have audited the accompanying consolidated balance sheets of Seamless Corporation f/k/a Seamless Wi-Fi, Inc. as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seamless Corporation f/k/a Seamless Wi-Fi, Inc. as of June 30, 2009 and 2008, and the results of its operations and their cash flows for each of the two years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Seamless Corporation f/k/a Seamless Wi-Fi, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DEMETRIUS & COMPANY, L.L.C
Wayne, New Jersey
October 28, 2009

                                              SEAMLESS CORPORATION
                                           f/k/a/ SEAMLESS WI-FI, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                     ASSETS

                                                                                   June 30, 2009   June 30, 2008
                                                                                    ------------    ------------
Current assets
     Cash                                                                           $      1,460    $         --
     Inventory                                                                                --         150,000
     Prepaid license fees                                                                     --         490,000
     Other current assets                                                                 22,634           6,800
     Current assets of discontinued operations                                                --       2,996,512
                                                                                    ------------    ------------
     Total current assets                                                                 24,094       3,643,312

Property and equipment (net of accumulated depreciation of $52,763 and
    $76,169 at June 30, 2009 and June 30, 2008, respectively)                          2,077,331       2,227,036
Security deposit                                                                          13,910          21,561

     TOTAL ASSETS                                                                   $  2,115,335    $  5,891,909
                                                                                    ============    ============
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                                 $         --    $      2,930
     Accounts payable and accrued expenses                                             1,448,081       1,394,707
     Other current liabilities                                                               600          55,456
     Loan Payable, net of $509,820 discount                                              399,941              --
     Payable to officer                                                                    6,738         174,874
     Preferred Stock Liability                                                         3,088,805              --
     Convertible Debt-Conversion Feature Liability                                     1,426,044              --
     Current liabilities of discontinued operations                                      361,054         361,054

     Total current liabilities                                                         6,731,263       1,989,021

Commitments and  contingencies (See Note 9)

Stockholders' equity
Preferred A stock, par value $0.001, 2,000,000 shares and 10,000,000                          --             692
    shares authorized at June 30, 2009 and June 30, 2008; 618,403 shares and 692,312 shares issued and outstanding at June 30, 2009 and
    June 30, 2008.

Preferred B stock, par value $0.001, 1,000,000 shares and 10,000,000 shares                   --              --
    authorized at June 30, 2009 and June 30, 2008
    zero shares issued and outstanding.

Preferred C stock, par value $0.001, 3,000,000 shares and 5,000,000 authorized at             --           2,700
    June 30, 2009 and June 30, 2008, 1,852,000 shares and 2,700,000 shares issued and outstanding at June 30, 2009 and June 30, 2008.


Preferred D Stock, par value $0.001, 4,000,000 and zero shares authorized at               1,287              --
    June 30, 2009 and June 30, 2008, 1,286,848 and zero shares issued and outstanding at June 30, 2009 and June 30, 2008

Common stock, par value $0.001, 19,990,000,000 shares and 11,000,000,000              10,348,081         227,891
    shares authorized at June 30, 2009 and June 30, 2008. 10,348,080,963
    shares and 227,890,963 shares issued and outstanding at June 30, 2009 and June 30, 2008

Additional paid-in capital                                                            14,017,272      25,652,469
Stock subscription receivable                                                                 --      (1,200,000)
Accumulated deficit                                                                  (28,882,568)    (20,680,864)
                                                                                    ------------    ------------
     Total stockholders' equity                                                       (4,515,928)      4,002,888

Less: Treasury stock at cost                                                            (100,000)       (100,000)
                                                                                    ------------    ------------

    Stockholders' equity                                                              (4,615,928)      3,902,888
                                                                                    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  2,115,335    $  5,891,909
                                                                                    ============    ============


The accompanying notes are an integral part of these financial statements.



                                       SEAMLESS CORPORATION
                                    f/k/a/ SEAMLESS WI-FI, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEAR ENDED JUNE 30,


                                                                    2009                 2008
                                                               ---------------    ---------------
Revenues                                                       $           608    $            --
Cost of revenues                                                        25,149             30,245
                                                               ---------------    ---------------

Gross Income (Loss)                                                    (24,541)           (30,245)
                                                               ---------------    ---------------

Expenses:
  Selling, general and admin.                                        1,165,398            679,493
  Consulting                                                           113,644            337,559
  Legal                                                                335,116            349,239
  Officer Payroll                                                      300,000            327,221
  Settlement fee                                                       169,262                 --
  Loss on termination of production contract                           400,000                 --
  License Fee Write-Off                                                239,147                 --

  Depreciation and amortization                                         21,206             20,992
                                                               ---------------    ---------------

          Total Expenses                                             2,743,773          1,714,504
                                                               ---------------    ---------------

Loss from continuing operations
  before interest and other items                                   (2,768,314)        (1,744,749)

Other income (expense)
    Cancellation of indebtedness                                        48,476             48,476
    Interest                                                          (399,961)            (4,492)
    Financing fees                                                     (95,878)                --
    Unrealized Loss from change in derivative liabilities           (1,584,113)                --
    Other                                                                   --              1,491
                                                               ---------------    ---------------

Loss from continuing operations
  before income taxes                                               (4,799,790)        (1,699,274)

Income taxes (benefit) (note 8)                                             --                 --
                                                               ---------------    ---------------

Loss from continuing operations                                     (4,799,790)        (1,699,274)

Loss from discontinued operations                                   (2,996,514)           (94,062)
(Benefit from) provision for income taxes                                   --    $            --
                                                               ---------------    ---------------
Total discontinued operations                                       (2,996,514)           (94,062)
                                                               ---------------    ---------------

Net loss                                                            (7,796,304)        (1,793,336)

Preferred C stock dividends-deemed                                    (405,400)          (200,000)
                                                               ---------------    ---------------

Net loss available to common stockholders                      $    (8,201,704)   $    (1,993,336)
                                                               ===============    ===============

Basic and Diluted loss per common shares
  Loss from continuing operations, after preferred dividends   $         (0.00)   $         (0.09)
  Loss from discontinued operations                                      (0.00)             (0.00)
                                                               ---------------    ---------------
Net loss available to common stockholders                      $         (0.00)   $         (0.09)
                                                               ===============    ===============

Weighted average basic and diluted common shares                 2,877,813,045         21,332,651
                                                               ===============    ===============



The accompanying notes are an integral part of these financial statements.



                                            SEAMLESS CORPORATION
                                         f/k/a/ SEAMLESS WI-FI INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE YEARS ENDED JUNE 30,


                                                                                    2009           2008
                                                                                 -----------    -----------
Cash flows used in operating activities
   Net income (loss) from continuing operations                                   (4,799,790)   $(1,699,274)
   Adjustments to reconcile net loss to
      used by operating activities:
       Depreciation and amortization                                                  21,206         20,992
       Noncash interest expense-debt discount                                        399,941             --
       Unrealized Loss from Change in Derivative Liabilities                       1,584,113             --
       Noncash financing fee                                                          95,878             --
       Cancellation of indebtedness                                                  (48,476)       (48,476)
       Noncash loss on issuance of preferred stock for termination of contract       400,000             --
       Issuance of common stock for services                                          10,000        353,230
       Issuance of preferred C stock for payment of expense                               --          2,485
       Interest expense                                                                   --          6,864
       Licence Write off                                                             239,146             --
       Settlement Fee                                                                 19,261             --
       Changes in operating assets and liabilities
             Accounts receivable                                                          --         15,327
             Inventory                                                                    --       (150,000)
             Other current assets                                                    (15,834)        (6,800)
             Security deposits                                                         7,651        (14,961)
             Accounts payable                                                        622,171      1,069,665
             Payroll taxes payable                                                        --        (53,882)
             Other current liabilities                                               (54,856)        98,678
             Payable to officer                                                      155,853        197,194
             Restricted cash - Escrow                                                     --         75,000
   Discontinued operations                                                                --       (595,137)
                                                                                 -----------    -----------
   Net cash used by operating activities                                          (1,363,736)      (729,095)
                                                                                 -----------    -----------

Cash flows used in investing activities:
    Technology                                                                            --       (553,376)
    Tooling                                                                               --       (128,500)
    Equipment                                                                             --         (2,750)
    Discontinued operations                                                               --       (287,222)
                                                                                 -----------    -----------
Net cash used in investing activities                                                     --       (971,848)
                                                                                 -----------    -----------

Cash flows from financing activities
    Proceeds from sale of common stock                                                    --        774,332
    Proceeds from sale of preferred A stock                                          229,150             --
    Proceeds from sale of preferred C stock                                          296,744        890,000
    Proceeds from sale of preferred D stock                                           28,350
    Bank overdraft                                                                    (2,930)         2,930
    Proceeds from loan                                                               813,882         18,500
                                                                                 -----------    -----------
Net cash provided by financing activities                                          1,365,196      1,685,762
                                                                                 -----------    -----------

   Increase (decrease) in cash                                                         1,460        (15,181)
   Cash at beginning of period                                                            --         15,181
                                                                                 -----------    -----------
   Cash at end of period                                                               1,460    $        --
                                                                                 ===========    ===========


The accompanying notes are an integral part of these financial statements.



                                     SEAMLESS CORPORATION
                                  f/k/a SEAMLESS WI-FI, INC.
                            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                                  FOR THE YEAR ENDED JUNE 30,


                                                                         2009         2008
                                                                      ----------   ----------
Cash paid for:
    Interest                                                          $       21   $       --
   Taxes                                                              $       --   $       --

Noncash investing, and financing activities

   Machinery & Equipment Writeoff                                     $   44,611   $       --
   Tooling transferred to manufacturer in lieu of cash payment        $  128,500   $       --
   Inventory transferred to manufacturer in lieu of cash payment      $  150,000   $       --
   Accounts payable writeoff                                          $  558,569   $       --
   Notes and accrued interest receivable write off                    $2,996,512   $       --
   Prepaid license fee write off                                      $  490,000   $       --
   Noncash financing fees                                             $   95,878   $       --
   Preferred C stock issued for cancellation of production contract   $  400,000   $       --
   Preferred C stock issued as collateral                             $       --   $1,200,000
   Common stock issued for services                                   $   10,000   $   71,325
   Common stock issued for conversion of preferred C stock            $  758,000   $       --
   Common stock issued as collateral                                  $       --   $   10,750
   Common stock issued for conversion of preferred A stock            $2,518,190   $1,327,642
   Preferred A stock issued for conversion of preferred C stock       $    4,000
   Preferred C stock issued for officer's compensation                $       --   $  200,000
   Preferred A stock issued for conversion of preferred C stock       $    5,000   $       --
   Preferred C stock issued for stock subscription receivable         $       --   $  200,000
   Preferred D stock issued in exchange for officer loan              $  339,149
   Deemed dividends recorded for Preferred C stock                    $  405,400   $  200,000
   Stock option issued for services                                   $       --   $  268,418
   Additional paid in capital recorded for third party payments       $       --   $   64,592



The accompanying notes are an integral part of these financial statements.



                                                        SEAMLESS CORPORATION
                                                     f/k/a SEAMLESS WI-FI, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE PERIOD JULY 1, 2007 TO JUNE 30, 2009

                                                  Common Stock               Convertible Preferred Stock     Preferred Stock
                                         ---------------------------------   ----------------------------  ----------------------
                                                 ($0.001 par value)               Shares         Shares       Shares
                                            Shares             Amount          A Par $.001    C Par $.001  D Par $.001   $ Amount
                                         ---------------   ---------------   ---------------  -----------  -----------  ---------

Balance June 30, 2007                          4,847,202   $         4,847           498,914      300,000           --  $     798
                                         ---------------   ---------------   ---------------  -----------  -----------  ---------

Common stock issued for services               1,275,000             1,275

Common stock issued for
conversion of preferred A stock              221,273,700           221,274          (407,112)                                (407)

Common stock issued as collateral                500,000               500

Pref A issued for conversion
  of common stock                                 (5,100)               (5)              510                                    1

Preferred A stock issued for
 pending lending agreement                                                           600,000                                  600

Issuance of preferred C stock                                                                     600,000                     600

Preferred C stock issued for services                                                             200,000                     200

Preferred C stock issued for
  subscription receivable                                                                         800,000                     800

Preferred C stock issued as collateral                                                            800,000                     800

Adjustment to additional paid in capital

Fractional shares due to reverse
  stock split                                        161

Option issued for service

loss for the fiscal year
  ended June 30, 2008
                                         ---------------   ---------------   ---------------  -----------  -----------  ---------

Balance June 30, 2008                        227,890,963   $       227,891           692,312    2,700,000           --  $   3,392
                                         ---------------   ---------------   ---------------  -----------  -----------  ---------

Common stock issued for
  conversion of preferred A stock          2,518,190,000         2,518,190          (251,819)                                (252)

Common stock issued for service               10,000,000            10,000

Common stock & preferred A stock
  issued for conversion of
  preferred C stock                           10,000,000            10,000             4,000      (50,000)                    (46)

Subscription Receivable paid for
  Pref C issued in previous year

Preferred D Stock Issued                                                                                     1,286,848      1,287

Preferred C Stock converted to
  Common Stock                             7,480,000,000         7,480,000                       (748,000)                   (748)

Pref A issued for conversion of
  preferred C stock                                                                    5,000      (50,000)                    (45)

Pref A & C Stock reclassified as
  a derivative liability                                                             168,910                               (2,300)

Common Stock issued as payment for debt      102,000,000           102,000

Adjustment for cancellation of
  subscription

Adjustment to additional paid in capital

Loss for the fiscal year ended
  June 30, 2009
                                         ---------------   ---------------   ---------------  -----------  -----------  ---------
Balance June 30, 2009                     10,348,080,963   $    10,348,081           618,403    1,852,000    1,286,848  $   1,287
                                         ===============   ===============   ===============  ===========  ===========  =========


The accompanying notes are an integral part of these financial statements.
(continued on next page)


(continued from previous page)

                                                        SEAMLESS CORPORATION
                                                     f/k/a SEAMLESS WI-FI, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE PERIOD JULY 1, 2007 TO JUNE 30, 2009


                                             Additional        Stock
                                              Paid in       subscription       Accumulated        Treasury
                                              Capital         receivable         (Deficit)          Stock              Total
                                          ---------------  ---------------   ---------------   ---------------  ---------------

Balance June 30, 2007                     $    22,199,508  $            --   $   (18,687,528)  $       100,000  $     3,417,625
                                          ---------------  ---------------   ---------------   ---------------  ---------------

Common stock issued for services                   70,050                                                                71,325

Common stock issued for
conversion of preferred A stock                  (220,867)                                                                   --

Common stock issued as collateral                  10,250          (10,750)                                                  --

Pref A issued for conversion
  of common stock                                       4                                                                    --

Preferred A stock issued for
 pending lending agreement                        323,869                                                               324,469

Issuance of preferred C stock                     901,832                                                               902,432

Preferred C stock issued for services             199,800                                                               200,000

Preferred C stock issued for
  subscription receivable                       1,012,063         (389,250)                                             623,613

Preferred C stock issued as collateral            799,200         (800,000)                                                  --

Adjustment to additional paid in capital           88,341                                                                88,341

Fractional shares due to reverse
  stock split

Option issued for service                         268,419                                                               268,419

loss for the fiscal year
  ended June 30, 2008                                                             (1,993,336)                        (1,993,336)
                                          ---------------  ---------------   ---------------   ---------------  ---------------

Balance June 30, 2008                     $    25,652,469  $    (1,200,000)  $   (20,680,864)  $       100,000  $     3,902,888
                                          ---------------  ---------------   ---------------   ---------------  ---------------

Common stock issued for
  conversion of preferred A stock              (2,517,938)                                                                   --

Common stock issued for service                                                                                          10,000

Common stock & preferred A stock
  issued for conversion of
  preferred C stock                                (9,954)                                                                   --

Subscription Receivable paid for
  Pref C issued in previous year                 (296,744)         800,000                                              503,256

Preferred D Stock Issued                          668,796                                                               670,083

Preferred C Stock converted to
  Common Stock                                 (7,479,252)                                                                   --

Pref A issued for conversion of
  preferred C stock                                    45                                                                    --

Pref A & C Stock reclassified as
  a derivative liability                       (2,018,675)                                                           (2,020,975)

Common Stock issued as payment for debt           (81,475)                                                               20,525

Adjustment for cancellation of
  subscription                                                     400,000                                              400,000

Adjustment to additional paid in capital          100,000                                                               100,000

Loss for the fiscal year ended
  June 30, 2009                                        --                         (8,201,704)                        (8,201,704)
                                          ---------------  ---------------   ---------------   ---------------  ---------------
Balance June 30, 2009                     $    14,017,272  $          -0-    $   (28,882,568)  $       100,000  $    (4,615,928)
                                          ===============  ===============   ===============   ===============  ===============


The accompanying notes are an integral part of these financial statements.

                                                                                F-7

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

In July 2008, the Company changed the name of its subsidiary, Seamless Skyy-Fi, Inc. to Seamless Tek Labs, Inc. The Company's subsidiary, Seamless Peer 2 Peer Inc. became a subsidiary of Seamless Tek Labs, Inc. Both Tek Labs and Peer 2 Peer concentrate on software development.

In July 2008, the Company started a marketing company, Seamless Sales, LLC for all of the products the Company and its subsidiaries produce.

In July 2008, the Company changed its name from Seamless Wi-Fi, Inc. to Seamless Corporation which was approved by the Board of Directors. The Company now concentrates on production of the S-Gen a Pocket Personal Computer, the SNBK-1 a Mini Note Book, and MP3-4 players.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

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

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. For the years ended June 30, 2009 and June 30, 2008, there was no amortization for the capitalized costs.

REVENUE RECOGNITION

Sales are recognized upon shipment of goods to customers. Amounts billed related to shipping and handling are included in net sales.

ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $273,206 and $155,135 for the years ended June 30, 2009 and 2008, respectively.

CONCENTRATION OF CREDIT RISK

The Company is subject to credit risk through trade receivables. Sales through its website are generally billed to the customer's credit card, thus reducing the credit risk. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

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

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At June 30, 2009, Series A Preferred shares are convertible to 6,184,030,000 common shares and Series C Preferred shares are convertible to 18,520,000,000 common shares. Because the convertible preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share. There were also 975,000 stock options outstanding that were not included in the basic EPS calculation as their effect would have been anti-dilutive to basic EPS.

STOCK BASED COMPENSATION

The Company had adopted SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no employee stock options granted during the year ended June 30, 2009 and June 30, 2008. A non-employee stock option was issued during the third quarter of year 2008. It is disclosed in Note 7.

FAIR VALUE MEASUREMENTS

On July 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" as required for financial assets and liabilities. The adoption of SFAS No. 157 had no material impact on the Company's financial position, results of operations or cash flows during the year ended June 30, 2009. SFAS No. 157 was effective July 1, 2008 for financial assets and liabilities and will be effective July 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability.

In support of this principle, SFAS No. 157 establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date.

The three levels are defined as follows:

o Level 1 (the highest priority) - inputs to the valuation methodology are quoted market prices (unadjusted) for identical financial assets or liabilities in active markets.

o Level 2 - inputs to the valuation methodology include quoted market prices for similar assets and liabilities in active markets, and inputs that are observable for an asset or liability, either directly or indirectly, for substantially the full term of a financial instrument.

o Level 3 (the lowest priority) - inputs to the valuation methodology are unobservable and significant to the fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing a financial instrument.

      A financial instrument's categorization within the valuation hierarchy is based upon the lowest level or priority of input that is significant to the fair value measurement of the financial asset or liability.

      The Company's only financial assets or liabilities subject to SFAS No. 157 are its conversion feature liability on its convertible debt. Following is a description of the valuation methodologies used to determine the fair value of the Company's financial assets including the general classification of such instruments pursuant to the valuation hierarchy.


                Fair Value Measurements at Reporting Date Using
                -----------------------------------------------

                                                 Quoted Prices in Active Markets
Description                     June 30, 2009           for Identical Assets
--------------------------------------------------------------------------------
                                                              (Level 1)
Conversion feature
 liability-convertible debt     $  1,426,044               $  1,426,044

DERIVATIVE INSTRUMENTS AND BENEFICIAL CONVERSION FEATURES

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option may be required to be accounted for as a derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. We may also issue options or warrants to non-employees in connection with consulting or other services they provide. Depending on their terms, these options and warrants may be accounted for as derivative instrument liabilities, rather than as equity.

When the embedded conversion option in a convertible debt or equity instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. When the effective conversion rate of the instrument at the time is issued and eligible for conversion is less than the fair value of the common stock into which it is convertible, we may recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.

When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income using the effective interest method

NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 ("FSP FAS 141(R)-1"), ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES, which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 may have a material impact on the accounting for any business acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company's 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests, if any, as a separate component of shareholders' equity. The Company does not expect the adoption of SFAS No. 160 to significantly impact its financial position, results of operations or cash flows.

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

NOTE 3: OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At June 30, 2009 the Company had an accumulated deficit of $28,482,568.

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

NOTE 4:  INVENTORY

Inventory consists of parts and materials held by a manufacturer in China. The Company transferred the ownership of the inventory in the amount of $150,000 to Kelly's Inc., according to the settlement agreement in the second quarter of year 2009.

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                            June 30
                    -----------------------

                       2009          2008
                       ----          ----

Machinery and
  Equipment         $   53,390   $   98,001

Technology           2,076,704    2,076,704
Tooling                      0      128,500
                    ----------   ----------
                     2,130,094    2,303,205
Less: Accumulated
Depreciation            52,763       76,169
                    ----------   ----------
                     2,077,331    2,227,036

Estimated useful life for machinery and equipment is 5 years. The production for technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the year ended June 30, 2009 and 2008 was $21,206 and $21,206 respectively.

No amortization has been taken on tooling and technology as the production of inventory has not commenced as of June 30, 2009.

$44,611 of fixed assets and $28,743 of depreciation were written off for a loss of $15,868.

The Company transferred the ownership of the tooling in the amount of $128,500 to Kelly's Inc. according to the settlement agreement with them in the second quarter of year 2009.

NOTE 6:  RELATED PARTY TRANSACTIONS

The Company had the following loans and advances to related parties:


June 30, 2008
                                                               Allowance
                                             Loan/Advance   for uncollectible    Balance
                                               Balance       loans/advances         Net
                                             -----------    -----------------   ----------

Carbon Jungle, Inc.              (A)             243,332           243,332               0
DLR Funding                      (B)           1,000,153                         1,000,153
1st Global Financial Service     (C, D)        1,442,847                         1,442,847
                                             -----------       -----------      ----------
                              Total          $ 2,686,332       $   243,332      $2,443,000
                                             ===========       ===========      ==========

       A. The President of the Company is a Director of this company; the Secretary of the Company is an officer of this company.
       B. The President of the Company is a stockholder and director of this company. The Secretary of the Company is an officer and stockholder of this company.
       C. The President of the Company is a stockholder and director of this company. The Secretary of the Company is an officer and stockholder of this company. A director of 1st Global was paid $10,000 per month by the Company, which was recorded as a loan receivable by the Company. As of July 1, 2008, the Company owned 4.9% of the common stock of 1st Global Services, Inc.
       D.     The President of the Company is an officer of this company.

During the quarter ended September 30, 2008, the Company wrote off $100,000 against DLR Funding's loan as uncollectible. During the quarter ended December 31, 2008, the Company wrote off $1,442,847 against 1st Global Financial Service's loan and $900,152 against DLR Funding's loan as uncollectible. At June 30, 2008 Carbon Jungle's loan of $243,332 was fully reserved and during the quarter ended December 2008, the notes receivable and the allowance were both removed. At June 30, 2009, there was no note receivable from related parties.

The above interest at annual rates ranged from 6% to 12%. The Company recorded interest income on the above for the year ended June 30, 2008 in the amount of $317,380. As all of the notes receivable and the accrued interest receivable were written off in the second quarter of the year 2009, the interest income was not recorded for the year ended June 30, 2009. During the quarter ended December 31, 2008, the Company wrote off the accrued interest receivable of $553,512. At June 30, 2009, there was no accrued interest receivable.

The total of notes receivable and accrued interest, in the amount of $2,996,512 is classified as current assets of discontinued operations at June 30, 2008.

During the year ended June 30, 2008, Reda Family Trust converted 10,000 preferred stock shares into 100,000,000 shares of common stock. The trust owned 44% of total common stock shares as of June 30, 2008.

Al Reda, the Company's Chief Executive Officer, Chief Financial officer and a member of the Board of Directors, is a trustee of the trust.

The Company issued 858,298 shares of Preferred D stock to AR Corp. in June 2009 in exchange for the officer loan in the amount of $339,149. The Company's chief executive officer and the director of the board is a majority shareholder of AR Corp.

NOTE 7:  STOCKHOLDER'S EQUITY

The Company filed a certificate of designation with the Nevada Secretary of State on June 25, 2009. According to the certificate of designation, the Company is authorized to issue 19,990,000,000 shares of common stock, par value $0.001 per share, 2,000,000 shares of convertible Series A Preferred Stock, par value $0.001 per share, 1,000,000 shares of convertible Series B Preferred Stock, par value $0.001 per share, and 3,000,000 shares of convertible Series C Preferred Stock, par value $0.001 per share, and 4,000,000 shares of convertible Series D Preferred Stock, par value $0.001 per share.

The Board of Directors has the authority to issue such shares of common and/or preferred stock in one or more series, with the designation, number, full or limited voting powers, or the denial of voting powers, preferences and relative, participating, optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics as shall be stated in the resolution or resolutions.

The Board of Directors has adopted the following resolutions regarding the preferred stock.

         LIQUIDATION RIGHTS. In the event of any liquidation, dissolution or winding up of the corporation, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series "A" "B" "C" "D" Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets of surplus funds of the corporation to the holders of junior capital stock, including Common Stock, an amount equal to approximately $1.98 per share.

         DIVIDENDS. The Preferred Stock shall not be entitled to receive any dividends.

         Conversion Rights. Each share of Series "A" Preferred Stock shall be convertible, at the option of the holder, into 10,000 fully paid and non-assessable shares of the Company's Common Stock. Each share of Series "B" Preferred Stock shall be convertible, at the option of the holder, into 1,000 fully paid and non-assessable shares of the Company's Common Stock. Each share of Series "C" Preferred Stock shall be convertible at the option of the holder, based upon the following formula. One Share of "C" Preferred Stock shall convert into One Dollar worth of fully paid and non-assessable shares of the Company's Common Stock based upon the most recent 10 day average closing price effective the date of receipt of the conversion request. Each share of Series "D" shall have no conversion rights.

         VOTING RIGHTS. The holders of shares of Preferred Stock "A" "B" "C" shall NOT be entitled to vote on any matters considered and voted upon by the corporation's Common Stock. Preferred Stock "D" with voting rights as follows. One share of Series of "D" will be equivalent to voting 10,000 shares of common stock.

         MANDATORY REDEMPTION. There shall be no mandatory redemption for preferred stocks.

Stock Issuance
--------------

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

125,000 shares of common stock were issued to employees for their services and $18,750 was recorded as such.

750,000 shares of common stock were issued to Wakabayashi and $39,375 was recorded as marketing service.

400,000 shares of common stock were issued for consulting service and $13,200 was recorded as such.

500,000 shares of Series A Preferred Stock were issued to Antigua for a pending lending agreement.

During the fiscal year ended June 30, 2009, the following securities were issued:

10,000,000 shares of common stock were issued for consulting services and $10,000 was recorded as such.

251,819 shares of Series A Preferred Stock were converted to 2,518,190,000 shares of common stock.

748,000 shares of Series C Preferred Stock were converted into 7,480,000,000 shares of common stock.

100,000 shares of Series C Preferred Stock were converted into 10,000,000 shares of common stock and 9,000 shares of Series A Preferred Stock.

320,000 shares of Series D Preferred Stock were issued FOR $320 to Alpha Blue Inc. in lieu of 320,000 shares of Series A Preferred Stock that was owed to Alpha Blue in consideration of $208,489 paid for Series A Preferred Stock.

80,000 shares of Series D Preferred Stock were issued to MAKR Inc. in lieu of 80,000 shares of Series C Preferred Stock that was owed to the MAKR Inc.
in consideration of $106,544 paid for the Series C Preferred Stock.

28,550 shares of Series D Preferred Stock were issued to Omega Inc. in lieu of 285,500,000 shares of Common Stock that was owed to Omega Inc. in consideration of $28,350 paid for Common Stock.

858,298 shares of Series D Preferred Stock were issued to AR Corporation to settle an officer loan payable of $339,149. The loan payable was money due to Al Reda, the majority shareholder of AR Corporation.

MAKR's stock subscription was $800,000 at June 30, 2008 and the payment of the $296,744 was received in the quarter ended September 30, 2008. At September 30, 2008 the remaining $97,856 was receivable and $405,400 was recorded as deemed dividend during the quarter ended September 30, 2008.

Antigua LLC paid $100,000 for 500,000 shares of the Series A Preferred Stock which was issued in the year ended June 30, 2008.

Due to the cancellation of a production contract, the Company was obligated to issue 400,000 Series C Preferred stock which converts into $400,000 worth of Common Stock. This transaction resulted in the reduction of stock subscription receivable for $400,000.

Stock Option
------------

During the year ended June 30, 2008, Dettman Group LLC was granted an option to purchase 975,000 shares of common stock at a strike price of $0.01 as a consulting fee. The option was evaluated using the Black Scholes option pricing model to be worth $268,418. The Black Scholes input variables were as follows:

              Volatility:               100%
              Risk free rate:           1.965%
              Term:                     1.5 years
              Exercise price:           $0.01
              Stock price:              $0.285
              Dividend yield:           $-0-

Beneficial Conversion-Deemed Dividend
-------------------------------------

As a result of the issuance of series A preferred convertible stock, the Company recorded a "Deemed Dividend" in the amount of $405,400. The deemed dividend is the result of the conversion price, at issuance, being less than the common stock market price, at issuance, since the preferred stock was immediately convertible. This is considered a "beneficial conversion feature" and is shown as a deemed dividend on the statement of operations for the year ended June 30, 2009.

NOTE 8:  INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $28,000,000 and $20,000,000 at June 30, 2009 and June 30, 2008 respectively to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $9,500,000 and $7,000,000 at June 30, 2009 and 2008 respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

LEASE

The Company entered into lease agreements for an office space which expires on August 31, 2010 and a server co-location facility which expires on November 2, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the years ended June 30, 2009 and 2008 were $182,171 and $150,875, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

                     June 30, 2010             $ 168,840
                     June 30, 2011             $  47,890
                                               ---------
                     Total                     $ 216,730
                                               =========

LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

GLOBALIST V. INTERNET BUSINESS'S INTERNATIONAL, INC. ET AL
----------------------------------------------------------

In July 2003, Globalist sued the Company and was awarded a judgment plus interest in the amount of approximately $301,000. The Company appealed the Court's decision and the award amount. In February 2005 the Company reached a settlement agreement with Globalist. However, Globalist later rejected the settlement agreement and an appeal was filed in the second quarter with the appellate court by the Company seeking confirmation of the settlement agreement. The current liability in the amount of $361,054 reflects the current liability of discontinued operations in the accompanying financial statements.

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


NOTE 10:  CONVERTIBLE INSTRUMENTS

The Company issued the following convertible instruments:

$200,000 Senior Secured Convertible Promissory Note, Due February 11, 2010

This Note carries interest at 10% per annum, payable monthly. This Note is convertible into common stock at the holder's option at a conversion price of the lesser of: (a) $.0001 and (b) sixty percent (60%) of the average of the three (3) lowest closing bid prices for the ten (10) trading days immediately preceding the conversion date. This note is secured by a first priority security interest in certain assets of the Company.

Convertible Promissory Notes
$50,000, due December 9, 2009
$100,000, due October 14, 2009
$150,000, due August 19, 2009
$100,000, due July 15, 2009
$309,760, due June 21, 2010

These Notes carries interest at 7% per annum and are convertible into common stock as follows: Unpaid principal and accrued but unpaid interest divided by the lesser of (a) $5.00 or (b) the product of 50% discount to market times 10,000.

The conversion feature embedded within all of the above Notes has been classified as a derivative liability and has been fair valued using the Black Scholes option pricing model at June 30, 2009, in accordance with FAS 133. Pursuant to EITF 00-27, the conversion feature has been classified as a derivative liability, with the corresponding change in value reported in the statement of operations, because the conversion option of each note could potentially require the issuance of an unlimited number of common shares as a result of the conversion.

The fair value of the conversion option ("options") was $1,426,044 at June 30, 2009. The options were originally valued at $1,599,227 at issuance. However, since the value of the options at issuance exceeded the face amount of the debt, the Company recognized a loss of $609,467 as a result of the issuance of these Notes. The gain on the change in value related to these options was $173,183 for the year ended June 30, 2009.

As a result of the issuance of all these Notes, the Company recorded a discount on the Convertible Debt of $909,760. The discount was amortized to interest expense during the year ended June 30, 2009 in the amount of $399,940.

The following assumptions were used in the Black Scholes calculation of the fair value of the conversion feature liabilities:

      Volatility:               401%;
      Risk free rate:           0.2% to 2.2%;
      Term:                     ranges from 1 month to 1 year
      Exercise price:           ranges from $0.00005 to $0.000925
      Stock price:              ranges from $0.0001 to $0.00025
      Dividend yield:           $-0-
      Number of common shares
         convertible into:      ranges from 108,108,108 to 3,097,600,000


NOTE 11:  PREFERRED STOCK LIABILITY

The company issued Preferred A stock ("A") and Preferred C stock ("C"). Both issues of stock are convertible into common stock.

The A stock is convertible into 10,000 shares of common stock for each share of A stock. Pursuant to EITF 00-27, since the total of all convertible instruments outstanding would exceed the authorized common stock, the value of A stock that is convertible into common stock is reflected as a liability at June 30, 2009 of $1,236,806.

The C stock is convertible into common stock based on the number of outstanding C shares outstanding. At June 30, 2009, there were 1,852,000 shares of C stock outstanding. The C stock is convertible into $1,852,000 worth of common stock at June 30, 2009. Therefore, 9,260,000,000 shares of common stock would have to be issued (based on the common stock price of $.0002 at June 30, 2009). Since the C stock could result in an unlimited number of common shares issued, the C stock has been shown as a liability of $1,852,000 in the balance sheet at June 30, 2009.


NOTE 12:  SUBSEQUENT EVENTS

For the fiscal year ended June 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through October 26, 2009 the data of financial statement issuance.

In AUGUST 2009, the Company through a wholly owned subsidiary acquired the Gadget Enterprise website for eCommerce for a total of 147,500,000 common shares.

Subsequent to June 30, 2009 the Company raised the follow capital;

                                               Shares             Funds Received

Proceeds from sale of Common stock          1,014,000,000             76,000
Proceeds from sale of preferred A stock            65,000             32,500
Proceeds from loan                                                    64,000
                                                                ----------------
Net cash provided by financing activities                            172,500