Form 10-Q
period 2009-09-30
SEAMLESS Corp
filed 2009-11-23
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2009

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

As of November 20, 2009, the number of shares of common stock issued and Outstanding was 16,324,424,763.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                 INDEX

                                                                            Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - September 30, 2009 and June 30, 2009 (audited)      2

         Statements of Operations -
         For the three months ended September 30, 2009 and 2008              3

         Statements of Cash Flow -
         For the three months ended September 30, 2009 and 2008              4

         Notes to Financial Statements                                       6



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         17

Item 4T.  Controls and Procedures                                           17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18
Item 3.  Defaults Upon Senior Securities                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                18
Item 5.  Other Information                                                  18
Item 6.  Exhibits                                                           18

                                   SIGNATURES                               19


                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               SEAMLESS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                          September 30, 2009       June 30, 2009
                                                                             (unaudited)          Audited-Restated
                                                                           ----------------       ----------------
Current assets
     Cash                                                                  $          3,751       $          1,460
     Other current assets                                                               800                 22,634
                                                                           ----------------       ----------------
     Total current assets                                                             4,551                 24,094

Property and equipment (net of accumulated depreciation of $52,993 and
$52,763 at September 30, 2009 and June 30, 2009, respectively)                    2,077,102              2,077,331
Security deposit                                                                     13,910                 13,910
                                                                           ----------------       ----------------
     TOTAL ASSETS                                                          $      2,095,562       $      2,115,335
                                                                           ================       ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                                        1,334,572              1,125,368
     Other current liabilities                                                          600                    600
     Loan Payable                                                                   726,554                399,941
     Payable to officer                                                              94,379                  6,738
     Preferred Stock Liability                                                    2,499,342              3,088,805
     Convertible Debt-Conversion Feature Liability                                  878,453              1,426,044
     Current liabilities of discontinued operations                                 361,054                361,054
                                                                           ----------------       ----------------

     Total current liabilities                                                    5,894,954              6,408,550
                                                                           ----------------       ----------------

Commitments and contingencies (See Note 9)

Stockholders' equity (deficit)
Preferred A stock, par value $0.001, 2,000,000 shares and 10,000,000                      -                      -
    shares authorized at September 30, 2009 and June 30, 2009,
    615,403 shares issued and outstanding

Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                      -                      -
    authorized at September 30, 2009 and June 30, 2009
    zero shares issued and outstanding

Preferred C stock, par value $0.001, 3,000,000 shares authorized at                       -                      -
    September 30, 2009 and June 30, 2009, 1,380,848 shares and
    1,852,848 issued and outstanding

Preferred D Stock, par value $.0.001 4,000,000 and zero authorized at
    September 30, 2009 and June 30, 2009 1,306,646 and 1,286,848 shares issued
    And outstanding at September 30, 2009 and June 30, 2009                           1,307                  1,287

Common stock, par value $0.001, 19,989,800,000 shares and 19,990,000,000 shares authorized at September 30, 2009 and June 30, 2009, 14,758,680,963 shares and 10,348,080,963 shares issued and outstanding
    at September 30, 2009 and June 30, 2009                                      14,758,681             10,348,081

Additional paid-in capital                                                       10,057,712             14,017,272
Accumulated deficit                                                             (28,517,712)           (28,559,854)
                                                                           ----------------       ----------------
     Total stockholders' equity                                                  (3,699,391)            (4,193,214)

Less: Treasury stock at cost                                                       (100,000)              (100,000)
                                                                           ----------------       ----------------
    Stockholders' equity                                                         (3,799,391)            (4,293,214)
                                                                           ----------------       ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      2,095,562       $      2,115,335
                                                                           ================       ================


                    The accompanying notes are an integral part of these financial statements.


                                  SEAMLESS CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2009               2008
                                                       -------------      -------------

Revenues                                               $          -       $         498
Cost of revenues                                              27,170              5,951
                                                       -------------      -------------
Gross Income (Loss)                                          (27,170)            (4,951)
                                                       -------------      -------------

Expenses:
  Selling, general and admin.                                354,708            254,922
  Consulting                                                       -             10,000
  Financing Fee Expense                                        8,000                  -
  Interest                                                        21              2,295
  Officer Payroll                                             75,000             75,000
  Depreciation and amortization                                  229             12,073
                                                       -------------      -------------
          Total Expenses                                     437,938            351,995
                                                       -------------      -------------

(Loss) from continuing operations
 before interest and other items                            (465,108)          (356,946)

Other income
    Cancellation of indebtedness                              18,965             12,119
    Unrealized Gain from change in derivative liabilities    725,994                  -
    Interest                                                (237,085)               (21)
                                                       -------------      -------------
Income (Loss) from continuing operations
 before income taxes                                          42,767           (344,848)

Income taxes (benefit) (note 8)                                   --                 --
                                                       -------------      -------------
Income (loss) from continuing operations                      42,767           (344,848)

LOSS from discontinued operations                                 --            (13,660)
(Benefit from) provisions for income taxes                        --                 --
                                                       -------------      -------------
Total discontinued operations                                     --            (13,660)
                                                       -------------      -------------

Net Income (Loss)                                      $      42,767      $    (358,508)
                                                       -------------      -------------
Preferred C stock dividends-deemed                                --           (405,400)
                                                       -------------      -------------
Net income (loss) available to common stockholders     $      42,767      $    (763,908)
                                                       =============      =============

Basic and Diluted income (loss) per common shares
  Income (loss) from continuing operations,
  after preferred dividends                            $          --      $          --
  Income (Loss) from discontinued operations                      --                 --
                                                       ==============     =============
NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS                                    $          --      $          --

Weighted average basic and diluted common shares      13,239,250,258        582,151,883
                                                      ==============      =============


       The accompanying notes are an integral part of these financial statements.



                                  SEAMLESS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2009               2008
                                                       -------------      -------------
Cash flows used in operating activities
   Net income (loss) from continuing operations       $       42,767     $     (344,848)
       Depreciation and amortization                             229             12,073
       Non cash interest expenses                             18,471                 --
       Amortization of Debt Discount                         218,614                 --
       Unrealized loss from change in derivative
         liabilities                                        (725,994)                --
       Non cash financing fee                                  8,000                 --
       Cancellation of indebtedness                          (12,119)           (12,119)
       Issuance of common stock for services                      --             10,000
       Settlement Fee                                          2,560                 --
       Changes in operating assets and liabilities
             Other current assets                                 --              2,300
             Accounts payable                                227,439            (63,641)
             Other current liabilities                            --            (54,858)
             Payable to officer                               87,641             51,154
             Restricted cash - Escrow                             --             75,000

                                                       -------------      -------------
   Net cash provided by (used in) operating activities      (157,709)          (399,939)
                                                       -------------      -------------

Cash flows from financing activities
    Proceeds from sale of common stock                           --              28,416
    Proceeds from sale of preferred A stock                      --             100,000
    Proceeds from sale of preferred C stock                      --             296,744
    Proceeds from Loans Payable                              160,000                 --
    Bank overdraft                                               --              (2,930)
                                                       -------------      -------------
Net cash provided by financing activities                    160,000            422,230
                                                       -------------      -------------

   Increase (decrease) in cash                                 2,291             22,291
   Cash at beginning of period                                 1,460                 --
                                                       -------------      -------------
   Cash at end of period                               $       3,751      $      22,291
                                                       =============      =============


       The accompanying notes are an integral part of these financial statements.



                                       SEAMLESS CORPORATION
                             SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            (unaudited)


                                                                        2009               2008
                                                                    ------------      ------------
Cash paid for:
    Interest                                                        $         --      $         21

Noncash investing, and financing activities

   Common stock issued for conversion of preferred C stock          $    471,060                --
   Common stock issued for conversion of preferred A stock          $         --      $  1,206,500
   Of preferred C stock                                             $         --      $     50,000
   Preferred A stock issued for conversion of preferred C stock     $         --      $     50,000
   Deemed dividends recorded for Preferred C stock                  $         --      $    405,400


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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Seamless Corporation. and its Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results f or the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

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

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86") (CODIFIED WITHIN ASC 985.20, SOFTWARE INDUSTRY COSTS OF SOFTWARE TO BE SOLD, LEASED OR MARKETED), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. For the quarters ended September 30, 2009 and September 30, 2008, there was no amortization for the capitalized costs.

REVENUE RECOGNITION

Sales are recognized upon shipment of goods to customers. Amounts billed related to shipping and handling are included in net sales.


ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $161,100 and $66,157 for the years ended September 30, 2009 and 2008, respectively.

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


EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At September 30, 2009, Series A Preferred shares are convertible to 6,184,030,000 common shares and Series C Preferred shares are convertible to 13,809,400,000 common shares. Because the convertible preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share. There were also 975,000 stock options outstanding that were not included in the basic EPS calculations as their effect would have been anti-dilutive to basic EPS.


FAIR VALUE MEASUREMENT

On July 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, (CODIFIED WITHIN ACCOUNTING STANDARDS CODIFICATION (ASC) 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES) "FAIR VALUE MEASUREMENTS" as required for financial assets and liabilities. The adoption of SFAS No. 157 had no material impact on the Company's financial position, results of operations or cash flows during the quarter ended September 30, 2009. SFAS No. 157 was effective July 1, 2008 for financial assets and liabilities and was effective July 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability.

In support of this principle, the accounting standard establishes a three level hierarchy for fair value measurements based on the quality or transparency of inputs used to measure the fair value of an asset or liability at the measurement date.

The three levels are defined as follows:

O Level 1 (the highest priority) -- inputs to the valuation methodology are quoted market prices (unadjusted) for identical financial assets or liabilities in active markets.

O Level 2 -- inputs to the valuation methodology include quoted market prices for similar assets and liabilities in active markets, and inputs that are observable for an asset or liability, either directly or indirectly, for substantially the full term of a financial instrument.

O Level 3 (the lowest priority) -- inputs to the valuation methodology are unobservable and significant to the fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing a financial instrument.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level or priority of input that is significant to the fair value measurement of the financial asset or liability.

The Company's only financial assets or liabilities subject to the accounting standard are its conversion feature liability on its convertible debt. Following is a description of the valuation methodologies used to determine the fair value of the Company's financial a ssets including the general classification of such instruments pursuant to the valuation hierarchy

                          FAIR VALUE MEASUREMENTS AT REPORTING DATE USING
                          -----------------------------------------------

                                                                           Quoted Prices in Active
Description                                    September 30, 2009       Markets for Identical Assets
                                               ------------------------------------------------------
                                                                                (Level 1)
Conversion feature liability-convertible debt  $          878,453       $                878,453



NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, A REPLACEMENT OF FASB STATEMENT NO. 162. This statement modifies the Generally Accepted Accounting Principles ("GAAP") hierarchy by establishing only two levels of GAAP: authoritative and nonauthoritative accounting literature. Effective September 2009, the FASB Accounting Standards Codification ("ASC"), also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the quarter ended September 30, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.


NOTE 3: OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At September 30, 2009 the Company had an accumulated deficit of $28,498,616.

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

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                                                             June 30
                                                --------------------------------
                                                   2009                  2008
                                                ----------            ----------
Machinery and
  Equipment                                     $   53,390            $   53,390

Technology                                       2,076,704             2,076,704

Tooling                                                  0                     0
                                                ----------            ----------
                                                 2,130,094             2,130,094
Less: Accumulated
Depreciation                                        52,992                52,763
                                                ----------            ----------
                                                 2,077,102             2,227,036


Estimated useful life for machinery and equipment is 5 years. The production for technology is not completed and the estimated useful life is not determined yet.

Depreciation expense for the year ended September 30, 2009 and 2008 was $229 and $12,073 respectively.

No amortization has been taken on tooling and technology as the production of inventory has not commenced as of September 30, 2009.

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

During the quarter ended September 30, 2008, the Company wrote off $100,000 against DLR Funding's loan as uncollectible. During the quarter ended December 31, 2008, the Company wrote off $1,442,847 against 1st Global Financial Service's loan and $900,152 against DLR Funding's loan as uncollectible. At June 30, 2008 Carbon Jungle's loan of $243,332 was fully reserved and during the quarter ended December 2008, the notes receivable and the allowance were both removed. At September 30, 2009, there was no note receivable from related parties.

The above interest at annual rates ranged from 6% to 12%. The Company recorded interest income on the above for the year ended June 30, 2008 in the amount of $317,380. As all of the notes receivable and the accrued interest receivable were written off in the second quarter of the year 2009, the interest income was not recorded for the quarter ended September 30, 2009. During the quarter ended December 31, 2008, the Company wrote off the accrued interest receivable of $553,512. At September 30, 2009, there was no accrued interest receivable.

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

NOTE 7:  STOCKHOLDER EQUITY

The Company filed a certificate of designation with the Nevada Secretary of State on June 25, 2009. According to the certificate of designation, the Company is authorized to issue 19,989,800,000 shares of common stock, par value $0.001 per share, 2,000,000 shares of convertible Series A Preferred Stock, par value $0.001 per share, 1,000,000 shares of convertible Series B Preferred Stock, par value $0.001 per share, and 3,000,000 shares of convertible Series C Preferred Stock, par value $0.001 per share, and 4,000,000 shares of convertible Series D Preferred Stock, par value $0.001 per share.

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

100,000 shares of Series C Preferred Stock were converted into 10,000,000 share of common stock and 9,000 shares of Series A Preferred Stock.

320,000 shares of Series D Preferred Stock were issued for $320 to Alpha Blue Inc. in lieu of 320,000 shares of Series A Preferred Stock that was owed to Alpha Blue in consideration of $208,489 paid for the Series A Preferred Stock.

80,000 shares of Series D Preferred Stock were issued to MAKR Inc. in lieu of 80,000 shares of Series C Preferred Stock that was owed to MAKR in consideration of $106,544 paid for the Series C Preferred Stock.

28,550 shares of Series D Preferred Stock were issued to Omega Inc. in lieu of 285,500,000 shares of Common Stock that was owed to Omega in consideration of $28,350 paid for the Common Stock.

858,298 shares of Series D Preferred Stock were issued to AR Corporation to settle an officer loan payable of $339,149. The loan payable was money due to Al Reda, the majority shareholder of AR Corporation.

168,910 shares of series A Preferred were issued to Omega LLC for $129,150.

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

During the quarter ended September 30, 2009, the following securities were issued:

200,000,000 shares of common stock were purchased from Adobe Oil for $20,000 and subsequently retired.

100,000,000 shares of common stock were converted into 20,000 shares of Series D Preferred Stock which are to be issued in the second quarter of fiscal year end 2010.

471,060 shares of Series C Preferred Stock were converted into 4,710,600,000 shares of common stock.

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


NOTE 8:  INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $28,000,000 and $20,000,000 at September 30, 2009 and September 30, 2008 respectively to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $9,500,000 and $7,000,000 at September 30, 2009 and 2008
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.


NOTE  9:  COMMENTS AND CONTINGENCIES

LEASE

The Company entered into lease agreements for an office space which expires on August 31, 2010 and a server co-location facility which expires on November 2, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the quarters ended September 30, 2009 and 2008 were $21,137 and $43,351, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

                     June 30, 2010           $164,645
                     June 30, 2011             18,265
                                             --------
                     Total                   $182,910
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

LOANS PAYABLE

Loans Payable includes the balances due, after amortization for discounts, on the Convertible Instruments as discussed in Note 10 and the following notes:

$90,000 Note Payable, due November 12, 2010, 10% annual interest.
$18,000 Note Payable, due on demand, no stated interest.

NOTE 10:  CONVERTIBLE INSTRUMENTS

The Company issued the following convertible instruments:

$260,000 Senior Secured Convertible Promissory Note, Due February 11, 2010
--------------------------------------------------------------------------

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

Convertible Promissory Notes
----------------------------
$50,000, due December 9, 2009
$100,000, due October 14, 2009
$150,000, due August 19, 2009
$100,000, due July 15, 2009
$309,760, due June 21, 2010
$60,000, due June 30, 2010

         These Convertible Promissory Notes carries interest at 7% per annum and are convertible into common stock as follows: Unpaid principal and accrued but unpaid interest divided by the lesser of (a) $5.00 or (b) the product of 50% discount to market times 10,000.

The conversion feature embedded within all of the above Notes has been classified as a derivative liability and has been fair valued using the Black Scholes option pricing model at June 30, 2009 and September 30, 2009 in accordance with ASC 815 "Derivatives and Hedging". The conversion feature has been classified as a derivative liability, with the corresponding change in value reported in the statement of operations, because the conversion option of each note could potentially require the issuance of an unlimited number of common shares as a result of the conversion.

The fair value of the conversion option ("options") was $878,453 at September 30, 2009. The options were originally valued at $1,704,707 at issuance. However, since the value of the options at issuance exceeded the face amount of the debt, the Company recognized a loss of $826,254 as a result of the issuance of these Notes. The gain on the change in value related to these options was $725,994 for the year ended September 30, 2009.

As a result of the issuance of all these Notes, the Company recorded a discount on the Convertible Debt of $969,760. The discount was amortized to interest expense during the quarter ended September 30, 2009 in the amount of $618,554.

The following assumptions were used in the Black Scholes calculation of the fair value of the conversion feature liabilities:

         Volatility: 401%;
         Risk free rate:  0.2% to 2.2%;
         Term:  ranges from 1 month to 1 year
         Exercise price:  ranges from $0.00005 to $0.000925
         Stock price:  ranges from $0.0001 to $0.00025
         Dividend yield:  $-0-

Number of common shares convertible into:  ranges from 108,108,108 to 3,097,600,


NOTE 11:  PREFERRED STOCK LIABILITY

The company issued Preferred A stock ("A") and Preferred C stock ("C"). Both issues of stock are convertible into common stock. The A stock is convertible into 10,000 shares of common stock for each share of A stock. Pursuant to ASC 815 "Derivatives and Hedging", the value of A stock that is convertible into common stock is reflected as a liability at September 30, 2009 of $618,403. The C stock is convertible into common stock based on the number of outstanding C shares outstanding. At September 30, 2009, there were 1,380,940 shares of C stock outstanding. The C stock is convertible into $1,380,940 worth of common stock at September 30, 2009. Therefore, 13,809,400,000 shares of common stock would have to be issued (based on the common stock price of $.0001 at September 30, 2009). Since the C stock could result in an unlimited number of common shares issued, the C stock has been shown as a liability of $1,380,940 in the balance sheet at September 30, 2009.


NOTE 12:  SUBSEQUENT EVENTS

On October 2, 2009, the Company, approved the issuance of a warrant to purchase shares of common stock in the Company by Ayuda Equity Funding, LLC or its registered assigns. The warrant allows for the purchase of up to One Billion Five Hundred Million (1,500,000,000) shares at $0.0001 per share, subject to adjustment, expiring on October 2, 2014.

On November 16, 2009, the Company executed a Senior Secured Convertible Promissory Note (Senior Note) in the amount of $90,000. The Senior Note bears interest at 10%, is convertible into common shares of the Company at $0.0001 per share, subject to adjustment.

The Company has evaluated subsequent events through November 20, 2009 when the financial statements were available to be issued.

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

The following table sets forth, for the periods indicated, our selected financial information:

                                       Three Months Ended    Three Months Ended
                                       September 30, 2009    September 30, 2008
                                          (Unaudited)            (Unaudited)
                                       ------------------    ------------------

Revenues                               $               --    $              498
Cost of Revenues                                   27,170                 5,449
                                       ------------------    ------------------
(Gross Loss)                                      (27,170)               (4,951)

Expenses                                          437,938               351,995
Loss from continuing Operations
Before interest and other items                  (465,108)             (356,946)
Other Income                                       18,965                12,119
Loss from continuing operations
before income taxes                    $           42,767    $         (344,848)
Income taxes (note 8)                                 --                    --
Loss for continuing operations                     42,767              (344,848)
Income (loss) for discontinued
Operations                             $              --                (13,660)
Net Income (Loss)                      $           42,767    $         (358,508)

Preferred C stock dividends-deemed     $               --    $         (405,400)
                                               -----------             --------
Net Income (Net Loss)                  $           42,767    $         (763,908)
                                             =============        =============

THREE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

REVENUES

Revenues for the three months ended September 30, 2009 is not compared to revenue from discontinued operations of providing Wi-Fi at hotels and hospitality locations.

COST OF REVENUES

The cost of revenues for the three months ended September 30, 2009 was $27,170 compared to $5,449 for the three months ended September 30, 2008, a increase of 497%. The increase in cost of revenue was the website upgrades and improvement transactional software upgrades for the eCommerce website.

OPERATING EXPENSES

Operating expenses increased by approximately 24% from $437,938 for the three months ended September 30, 2009 compared to $351,995 for the three months ended September 30, 2008. This increase in operating expenses was a result of transition to an eCommerce company increase and marketing for the new products corresponding period.

OTHER INCOME

DEBT FORGIVENESS: for the three months ended September 30, 2009 of $18,965 as compared To $12,119 for the same period in 2008. Debt forgiveness are accounts payable from prior operations that were not paid within the prescribed time as required by law and we now have to report that debt as income and reduce accounts payable owed by the Company. The increase in the debt forgiveness is due to the fact additional aged payables were written off during this quarter and are not indicative of further debt forgiveness available to the Company in the future.

DERIVATIVE INCOME: The Company also recorded unrealized gain from change in derivative liabilities of $725,994. Derivative income primarily reflects the impact of the change in value of the underlying market indices for the Company.

AMORTIZATION OF DEBT DISCOUNT: The Company also recorded $218,614 interest expense due to the amortization of unamortized debt discount and expense on outstanding long-term debt. Amounts charged to amortized debt discount shall be so kept to support the debt discount and expense on each class and series of debt.


NET INCOME/LOSS FROM CONTINUING OPERATIONS

The Company recorded a net income due to "OTHER INCOME" of $42,767 from continuing operations for the three months ended September 30, 2009 as compared to a net loss of $(344,848) for the three months ended September 30, 2008. The net income recorded is not indicative future operations which is primarily from unrealized gain from a change in derivate liabilities.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents from continuing operations of $ 0 for the three months ended September 30, 2009 is a decrease compared to $22,291 cash for and 2008 respectively. The decrease in cash and cash equivalents is due to reduced funding for the Company

Net cash used by continuing operating activities was $(157,709) and $(399,939) for September 30, 2009 and 2008, respectively. This reduction in the negative Net cash used is due to the increase in accounts payable..

As a result of the Company's in net operation losses, our working capital deficiency has increased. We have funded our losses through loans secured by preferred stock or by the purchase of preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2010.

We have a working capital deficiency of $(5,890,403) as of September 30, 2009 compared to a working capital deficiency of $(6,384,456)as of June 30, 2009. The reduction in the working capital deficiency is due the reduction in preferred stock liability and convertible debt liability which was offset in part by an increase in loans payable. We expect the working capital deficient to remain constant within its current range till the company has sales.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(28,517,088) and a working capital deficiency of approximately $(5,890,403) as of September 30, 2009. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

NET OPERATING LOSS CARRY FORWARD

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $28,000,000 and $20,000,000 at September 30, 2009 and September 30, 2008 respectively to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $9,500,000 and $7,000,000 at September 30, 2009 and 2008
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.


OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A


Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined In Rule 13a- 15(e) and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that, as of Sept, 30, 2009, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were weaknesses in the Company's internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of Sept. 30, 2009, management has concluded that our internal control over financial reporting was not effective as of Sept. 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed and evaluation as to whether any change in our internal controls over financial reporting occurred during the Sept. 30 Quarter ended 2009. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended Sept. 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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



DATED: November 20, 2009                  SEAMLESS CORPORTION


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