Form 10-Q/A
period 2009-09-30
SEAMLESS Corp
filed 2009-11-23
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-Q/A


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


                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               SEAMLESS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                          September 30, 2009       June 30, 2009
                                                                             (unaudited)          Audited-Restated
                                                                           ----------------       ----------------
Current assets
     Cash                                                                  $          3,751       $          1,460
     Other current assets                                                               800                 22,634
                                                                           ----------------       ----------------
     Total current assets                                                             4,551                 24,094

Property and equipment (net of accumulated depreciation of $52,993 and
  $52,763 at September 30, 2009 and June 30, 2009, respectively)                  2,077,102              2,077,331
Security deposit                                                                     13,910                 13,910
                                                                           ----------------       ----------------
     TOTAL ASSETS                                                          $      2,095,562       $      2,115,335
                                                                           ================       ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                                        1,334,572              1,125,368
     Other current liabilities                                                          600                    600
     Loan Payable                                                                   108,000                    -0-
     Convertible Debt, net of discount of $351,206 and $506,820
       Respectively, at September 30, 2009 and June 30, 2009                        618,554                399,941
     Payable to officer                                                              94,379                  6,738
     Preferred Stock Liability                                                    2,499,342              3,088,805
     Convertible Debt-Conversion Feature Liability                                  878,453              1,426,044
     Current liabilities of discontinued operations                                 361,054                361,054
                                                                           ----------------       ----------------

     Total current liabilities                                                    5,894,954              6,408,550
                                                                           ----------------       ----------------

Commitments and contingencies (See Note 9)

Stockholders' equity (deficit)
Preferred A stock, par value $0.001, 2,000,000 shares and 10,000,000                      -                      -
    shares authorized at September 30, 2009 and June 30, 2009,
    615,403 shares issued and outstanding

Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                      -                      -
    authorized at September 30, 2009 and June 30, 2009
    zero shares issued and outstanding

Preferred C stock, par value $0.001, 3,000,000 shares authorized at                       -                      -
    September 30, 2009 and June 30, 2009, 1,380,848 shares and
    1,852,848 issued and outstanding

Preferred D Stock, par value $.0.001 4,000,000 and zero authorized at
    September 30, 2009 and June 30, 2009 1,306,646 and 1,286,848 shares issued
    And outstanding at September 30, 2009 and June 30, 2009                           1,307                  1,287

Common stock, par value $0.001, 19,989,800,000 shares and 19,990,000,000 shares authorized at September 30, 2009 and June 30, 2009, 14,758,680,963 shares and 10,348,080,963 shares issued and outstanding
    at September 30, 2009 and June 30, 2009                                      14,758,681             10,348,081

Additional paid-in capital                                                       10,057,712             14,017,272
Accumulated deficit                                                             (28,517,712)           (28,559,854)
                                                                           ----------------       ----------------
     Total stockholders' equity                                                  (3,699,391)            (4,193,214)

Less: Treasury stock at cost                                                       (100,000)              (100,000)
                                                                           ----------------       ----------------
    Stockholders' equity                                                         (3,799,391)            (4,293,214)
                                                                           ----------------       ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      2,095,562       $      2,115,335
                                                                           ================       ================


                    The accompanying notes are an integral part of these financial statements.



                                  SEAMLESS CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2009               2008
                                                       -------------      -------------

Revenues                                               $          -       $         498
Cost of revenues                                              27,170              5,951
                                                       -------------      -------------
Gross Income (Loss)                                          (27,170)            (4,951)
                                                       -------------      -------------

Expenses:
  Selling, general and admin.                                354,708            254,922
  Consulting                                                       -             10,000
  Financing Fee Expense                                        8,000                  -
  Officer Payroll                                             75,000             75,000
  Depreciation and amortization                                  229             12,073
                                                       -------------      -------------
          Total Expenses                                     437,938            351,995
                                                       -------------      -------------

(Loss) from continuing operations
 before interest and other items                            (465,108)          (356,946)

Other income
    Cancellation of indebtedness                              18,965             12,119
    Unrealized Gain from change in derivative liabilities    725,994                  -
    Interest expense-Amortization of Debt Discount          (218,614)                 -
    Interest expense-other                                   (18,471)               (21)
                                                       -------------      -------------
Income (Loss) from continuing operations
 before income taxes                                          42,767           (344,848)

Income taxes (benefit) (note 8)                                   --                 --
                                                       -------------      -------------
Income (loss) from continuing operations                      42,767           (344,848)

LOSS from discontinued operations                                 --            (13,660)
(Benefit from) provisions for income taxes                        --                 --
                                                       -------------      -------------
Total discontinued operations                                     --            (13,660)
                                                       -------------      -------------

Net Income (Loss)                                      $      42,767      $    (358,508)
                                                       -------------      -------------
Preferred C stock dividends-deemed                                --           (405,400)
                                                       -------------      -------------
Net income (loss) available to common stockholders     $      42,767      $    (763,908)
                                                       =============      =============

Basic and Diluted income (loss) per common shares
  Income (loss) from continuing operations,
  after preferred dividends                            $          --      $          --
  Income (Loss) from discontinued operations                      --                 --
                                                       ==============     =============
NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS                                    $          --      $          --

Weighted average basic and diluted common shares      13,239,250,258        582,151,833
                                                      ==============      =============


       The accompanying notes are an integral part of these financial statements.




                                  SEAMLESS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (unaudited)


                                                            2009               2008
                                                       -------------      -------------
Cash flows used in operating activities
   Net income (loss) from continuing operations       $       42,767     $     (344,848)
   Adjustments to reconcile net loss to net cash
   Use by operating activites:
       Depreciation and amortization                             229             12,073
       Amortization of Debt Discount                         218,614                 --
       Unrealized gain from change in derivative
         liabilities                                        (725,994)                --
       Non cash financing fee                                  8,000                 --
       Other income                                           (6,846)                --
       Cancellation of indebtedness                          (12,119)           (12,119)
       Issuance of common stock for services                      --             10,000
       Settlement Fee                                          2,560                 --
       Changes in operating assets and liabilities
             Other current assets                                 --              2,300
             Accounts payable                                227,439            (63,641)
             Other current liabilities                            --            (54,858)
             Payable to officer                               87,641             51,154
             Restricted cash - Escrow                             --             75,000

                                                       -------------      -------------
   Net cash provided by (used in) operating activities      (157,709)          (399,939)
                                                       -------------      -------------

Cash flows from financing activities
    Proceeds from sale of common stock                           --              28,416
    Proceeds from sale of preferred A stock                      --             100,000
    Proceeds from sale of preferred C stock                      --             296,744
    Proceeds from Loans Payable and Convertible Notes       160,000                  --
    Bank overdraft                                               --              (2,930)
                                                       -------------      -------------
Net cash provided by financing activities                    160,000            422,230
                                                       -------------      -------------

   Increase (decrease) in cash                                 2,291             22,291
   Cash at beginning of period                                 1,460                 --
                                                       -------------      -------------
   Cash at end of period                               $       3,751      $      22,291
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

The following table sets forth, for the periods indicated, our selected financial information:

                                       Three Months Ended    Three Months Ended
                                       September 30, 2009    September 30, 2008
                                          (Unaudited)            (Unaudited)
                                       ------------------    ------------------

Revenues                               $               --    $              498
Cost of Revenues                                   27,170                 5,449
                                       ------------------    ------------------
(Gross Loss)                                      (27,170)               (4,951)

Expenses                                          437,938               351,995
Loss from continuing Operations
Before interest and other items                  (465,108)             (356,946)
Other Income                                      507,874                12,119
Loss from continuing operations
before income taxes                    $           42,767    $         (344,848)
Income taxes (note 8)                                 --                    --
Loss for continuing operations                     42,767              (344,848)
Income (loss) for discontinued
Operations                             $              --                (13,660)
Net Income (Loss)                      $           42,767    $         (358,508)

Preferred C stock dividends-deemed     $               --    $         (405,400)
                                               -----------             --------
Net Income (Net Loss)                  $           42,767    $         (763,908)
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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents from continuing operations of $3,751 for the three months ended September 30, 2009 is a decrease compared to $22,291 cash for and 2008 respectively. The decrease in cash and cash equivalents is due to reduced funding for the Company.

Net cash used by continuing operating activities was $(157,709) and $(399,939) for September 30, 2009 and 2008, respectively. This reduction in the negative Net cash used is due to the increase in accounts payable.

As a result of the Company's in net operating losses, our working capital deficiency has increased. We have funded our losses through loans secured by preferred stock or by the purchase of preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2010.

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



DATED: November 23, 2009                  SEAMLESS CORPORTION


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