Form 10-Q
period 2009-12-31
GDT TEK, Inc.
filed 2010-05-04
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2009

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-20259

                                  GDT TEK, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                               27-0318532
           ------                                               ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

               555 Winderely Place Suite 300, Orlando, Florida 327510
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 574-4740
                                 --------------
                           (Issuer's telephone number)

                              SEAMLESS CORPORATION
               800 N. Rainbow Blvd., Ste. 208, Las Vegas, NV 89109
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2010, the number of shares of common stock issued and Outstanding was 16,365,024,763.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                 INDEX

                                                                            Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - December 31, 2009 and June 30, 2009 (audited)       2

         Statements of Operations -
         For the three months and six months ended December 31, 2009         3
         and 2008

         Statements of Cash Flow -
         For the six months ended December 31, 2009 and 2008                 4

         Notes to Financial Statements                                       6



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         27

Item 4T.  Controls and Procedures                                           27

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        28
Item 3.  Defaults Upon Senior Securities                                    28
Item 4.  Submission of Matters to a Vote of Security Holders                28
Item 5.  Other Information                                                  28
Item 6.  Exhibits                                                           28

                                   SIGNATURES                               28


                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 GDT TEK, Inc.
                                             FKA SEAMLESS CORPORATION
                                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                          December 31, 2009       June 30, 2009
                                                                             (unaudited)          Audited-Restated
                                                                           ----------------       ----------------
Current assets
     Cash                                                                  $             --       $          1,460
     Other current assets                                                            24,800                 22,634
                                                                           ----------------       ----------------
     Total current assets                                                            24,800                 24,094

Other Investment                                                                  1,000,000                     --
Property and equipment (net of accumulated depreciation of $53,222 and
  $52,763 at December 3, 2009 and June 30, 2009, respectively)                          168              2,077,331
Security deposit                                                                     13,910                 13,910
                                                                           ----------------       ----------------
     TOTAL ASSETS                                                          $      1,036,878       $      2,115,335
                                                                           ================       ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                                     115                     --
     Accounts payable and accrued expenses                                        1,047,671              1,125,368
     Other current liabilities                                                          600                    600
     Convertible Debt, net of discount of $470,658 and $506,820
       Respectively, at December 31, 2009 and June 30, 2009                         606,717                399,941
     Payable to officer                                                             210,840                  6,738
     Preferred Stock Liability                                                    3,492,467              3,088,805
     Convertible Debt-Conversion Feature Liability                                4,465,241              1,426,044
     Current liabilities of discontinued operations                                 361,054                361,054
                                                                           ----------------       ----------------

     Total current liabilities                                                   10,184,635              6,408,550
                                                                           ----------------       ----------------

Commitments and contingencies (See Note 9)

Stockholders' equity (deficit)
Preferred A stock, par value $0.001, 2,000,000 shares and 10,000,000                      -                      -
    shares authorized at December 31, 2009 and June 30, 2009,
    636,527 and 618,403 shares issued and outstanding respectively

Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                      -                      -
    authorized at December 31, 2009 and June 30, 2009
    zero shares issued and outstanding

Preferred C stock, par value $0.001, 3,000,000 shares authorized at                       -                      -
    December 31, 2009 and June 30, 2009, 2,855,940 shares and
    1,286,848 issued and outstanding

Preferred D Stock, par value $.0.001 4,000,000 and zero authorized at December 31, 2009 and June 30, 2009 1,306,646 and 1,286,848
    shares issued and outstanding at December 31, 2009 and June 30, 2009              1,322                  1,287

Common stock, par value $0.001, 19,989,800,000 shares and
    19,990,000,000 shares authorized at December 31, 2009 and June 30, 2009,
    16,365,024,763 shares and 10,348,080,963 shares issued and outstanding
    at December 31, 2009 and June 30, 2009                                       16,365,024             10,348,081

Additional paid-in capital                                                        8,622,337             14,017,272
Accumulated deficit                                                             (34,034,440)           (28,559,854)
                                                                           ----------------       ----------------
     Total stockholders' equity                                                  (9,045,757)            (4,193,214)

Less: Treasury stock at cost                                                       (100,000)              (100,000)
                                                                           ----------------       ----------------
    Stockholders' equity                                                         (9,145,757)            (4,293,214)
                                                                           ----------------       ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      1,038,878       $      2,115,335
                                                                           ================       ================


                    The accompanying notes are an integral part of these financial statements.



                                                      GDT TEK, Inc.
                                                FKA SEAMLESS CORPORATION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS AND SIX MONTHS ENDED December 31,
                                                       (unaudited)


                                                         3 MONTHS                              6 MONTHS
                                            ------------------------------------    ------------------------------------

                                                  2009                2008               2009                 2008
                                            ----------------    ----------------    ----------------    ----------------

Revenues                                    $             --    $             --    $             --    $            473
Cost of revenues                                       3,546               3,470              30,716               8,919
                                            ----------------    ----------------    ----------------    ----------------
Gross Income (Loss)                                   (3,546)             (3,470)            (30,716)             (8,446)
                                            ----------------    ----------------    ----------------    ----------------


Expenses:
  Selling, general and admin.                         66,280             303,466             420,988             558,363
  Consulting                                           7,619                  --               7,619              10,000
  Interest                                                --                  --                  --                  21
  Legal                                                   --               6,392                  --               6,392
  Officer Payroll                                     75,000              75,000             150,000             150,000
  Settlement fee                                          --             169,261                  --             169,261
  Financing                                               --                  --               8,000                  --
  License fee write off                                   --             239,146                  --             239,146
  Depreciation and amortization                          229               3,794                 458              15,867
                                            ----------------    ----------------    ----------------    ----------------
          Total Expenses                             149,128             797,059             587,065           1,149,050
                                            ----------------    ----------------    ----------------    ----------------

(Loss) from operations                              (152,674)           (800,529)           (617,781)         (1,157,496)

Other income (expense)
    Cancellation of indebtedness                      12,119              12,119              31,084              24,238
    Loss on impairment of fixed assets            (2,076,704)                 --          (2,076,704)                 --
    Interest Income                                       --                  --                  --                  --
    Unrealized Loss from change in
      derivative liabilities                      (3,028,879)                 --          (2,302,885)                 --
    Interest expense-Amortization of Debt
    Discount                                        (194,548)                 --            (413,162)                 --
    Interest expense- Other                          (76,667)                 --             (95,138)                 --
                                            ----------------    ----------------    ----------------    ----------------
        Total other Income (Expense)              (5,364,679)             12,119          (4,856,805)             24,238
                                            ----------------    ----------------    ----------------    ----------------
Loss from continuing operations
   before income taxes                            (5,517,353)           (788,410)         (5,474,586)         (1,133,258)
Income taxes (benefit) (note 8)                           --                  --                  --                  --
                                            ----------------    ----------------    ----------------    ----------------
Net loss from continuing operations               (5,517,353)           (788,410)         (5,474,586)         (1,133,258)
                                            ----------------    ----------------    ----------------    ----------------

Loss from discontinued operations
   before income taxes                                    --          (2,982,852)                 --          (2,996,512)
Income taxes (benefit) (note 8)                           --                  --                  --                  --
                                            ----------------    ----------------    ----------------    ----------------
Income (Loss) before income taxes                 (5,517,353)         (3,771,262)         (5,474,586)         (4,129,770)
                                            ----------------    ----------------    ----------------    ----------------

Net Income (Loss)                           $     (5,517,353)   $     (3,771,262)   $     (5,474,586)   $     (4,129,770)
                                            ----------------    ----------------    ----------------    ----------------

Preferred C stock dividends-deemed                        --                  --                  --            (405,400)
                                            ----------------    ----------------    ----------------    ----------------

Net loss available to common stockholders   $     (5,517,353)   $     (3,771,262)   $     (5,474,586)   $     (4,535,170)
                                            ================    ================    ================    ================

Basic and Diluted income (loss)
   per common share

     Loss from continuing operations,
       after preferred dividends            $          (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                            ================    ================    ================    ================

     Loss from discontinued operations      $          (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                            ================    ================    ================    ================
Net loss per share available to common
   stockholders                             $          (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                            ================    ================    ================    ================

Weighted average basic and diluted common
   shares                                     16,400,565,197       1,551,983,354      14,422,054,119       1,067,067,593
                                            ================    ================    ================    ================

                     The accompanying notes are an integral part of these financial statements.



                                     GDT TEK, Inc.
                               FKA SEAMLESS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED DECEMBER 31,
                                      (unaudited)


                                                              2009             2008
                                                           -----------     -----------
Cash flows from operating activities
   Net loss                                                $(5,474,586)    $(4,129,770)
   Loss from discontinued operations                                --       2,995,512
   Adjustments to reconcile net loss to cash
    use by operating activities:
       Depreciation and amortization                               458          15,867
       Loss on impairment of fixed assets                    2,076,704              --
       Amortization of Debt Discount                           412,162              --
       Unrealized gain from change in derivative
         liabilities                                         2,302,885              --
       Non cash financing fee                                    8,000              --
       Other income                                             (6,846)             --
       Cancellation of indebtedness                            (24,238)        (24,238)
       Issuance of preferred stock for interest expense         16,799              --
       Issuance of common stock for services                    24,191          10,000
       License write off                                            --         239,146
       Settlement Fee                                            2,560          19,261
       Changes in operating assets and liabilities
             Other current assets                                   --             845
             Security deposits                                      --           7,651
             Accounts payable                                  (77,766)        157,460
             Other current liabilities                              --         (20,952)
             Payable to officer                                204,102          99,855
                                                           -----------     -----------
   Net cash used in operating activities of continuing
      operations                                             (534,575)        (628,363)
   Net cash provided by operating activities of
      discontinued operations                                      --               --
                                                           -----------     -----------
   Net cash provided by (used in) operating activities       (534,575)        (628,363)
                                                           -----------     -----------


Cash flows from financing activities
    Proceeds from sale of common stock                              --          28,416
    Proceeds from sale of preferred A stock                         --         100,000
    Proceeds from sale of preferred C stock                         --         394,600
    Increase in short term debt                                     --         101,194
    Proceeds from Loans Payable and Convertible Notes          533,000              --
    Bank overdraft                                                 115           4,153
                                                           -----------     -----------
Net cash provided by financing activities of continuing
    operations                                                 533,115         628,363
Net cash provided by financing activities of
    discontinued operations                                         --              --
                                                           -----------     -----------

Increase (decrease) in cash                                     (1,460)             --
Cash at beginning of period                                      1,460              --
                                                           -----------     -----------
Cash at end of period                                               --              --
Less cash of discontinued operations at end of period               --              --
                                                           -----------     -----------
Cash of continuing operations at end of period          $           --     $        --
                                                           ===========     ===========


      The accompanying notes are an integral part of these financial statements.



                                       GDT TEK, Inc.
                                  FKA SEAMLESS CORPORATION
                           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                        (unaudited)


                                                                      2009          2008
                                                                   ----------    ----------
Cash paid for:
    Interest                                                       $       --    $       21
    Taxes                                                          $       --    $       --

Noncash investing, and financing activities
   Machinery and equipment write off                               $       --    $   44,611
   Tooling transferred to manufacturer in lieu of cash payment     $       --    $  128,500
   Inventory transferred to manufacture in lieu of cash payment    $       --    $  150,000
   Deemed dividends recorded for Preferred C stock                 $       --    $  405,400
   Preferred A Stock issued for notes payable and related
         interest expenses                                         $  332,184    $       --
   Preferred A Stock issued for legal and consulting expense       $    1,100    $       --
   Preferred C Stock issued for legal expense                      $   50,000    $       --
   Preferred C stock issued for investment                         $1,000,000    $       --
   Preferred D stock issued for investment                         $   15,000    $       --
   Common Stock issued for legal and consulting services           $  217,866    $       --
   Common stock issued for employees' services                     $       --    $    5,000
   Common stock issued for conversion of preferred C stock         $   75,000    $   50,000
   Common stock and Preferred A stock issued for conversion
         Preferred C stock                                         $       --    $   50,000
   Common stock issued for conversion of Preferred A stock         $  100,000    $1,375,400




            The accompanying notes are an integral part of these financial statements.

                                                5

                                  GDT TEK, Inc.
                            FKA SEAMLESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: ORGANIZATION AND OPERATIONS

OVERVIEW OF BUSINESS
--------------------
Prior to December 31, 1997, GDT TEK, Inc. formerly, Seamless Corporation, (the "Company") was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. In November 1998, new stockholders bought majority control from the previous Chief Executive Officer through a private transaction. Immediately thereafter, the former CEO resigned and the new stockholders assumed the executive management positions. In December 1998, after new management was in place, a decision was made to change the Company's principal line of business from manufacturing to high technology. The Company changed its name from International Food & Beverage, Inc. to Internet Business's International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. During April of 1999, the Company announced the opening of its first e-commerce site and engaged in the development, operation and marketing of a number of commercial web sites. The Company's subsidiaries consisted of:
Lending on Line (providing real estate loans and equipment leasing), Internet Service Provider (providing national Internet access dial-up service, wireless high speed Internet, and Internet web design and hosting), E. Commerce (providing Auction sites), and Direct Marketing (providing direct marketing of long distance phone service, computers with Internet access, and Internet web design hosting). The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc, and started a wireless operation through its wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. As of June 30, 2008, Skyy-Fi closed the internet service and tech support for these locations.

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

In July 2008 Seamless discontinued its operations of providing Wi-Fi to hospitality providers. The incomes from those operations were from fees paid by the hotels and businesses and the cost associated from those operations include customer support and providing Internet Bandwidth. Therefore the Assets, Liabilities, Income and Expenses associated with those operations are delineated on the financial statements.

The Board of Directors approved on June 10, 2009 and the majority shareholders consented to change the name to GDT TEK, Inc. and move the domicile of the Corporation to the State of Florida from the State of Nevada.

In November 2009, GDT TEK, Inc., a Florida Corporation entered into an agreement of merger through a subsidiary of Seamless Corporation a Nevada corporation. Seamless Corporation, survived the subsidiary's merger with GDT TEK, Inc., and that allowed for all debts, assets, to continue to be the responsibility of Seamless Corporation once the merger was completed. Seamless Corporation then became a wholly owned subsidiary of GDT TEK, Inc.

The existing Florida Corporation will have total authorized preferred stock as currently authorized by the Nevada corporation, with the same rights and designations as currently exists and the total number of authorized common stock shall also remain the same as currently authorized.

All issued and outstanding options, warrants, and convertible securities were be appropriately adjusted for the move and all shares outstanding on the effective date of the move converted into shares of the new Florida Corporation with the same rights, options, voting powers and entitlements as previously held through the Nevada corporation. All shares, options, warrants or convertible securities that the company has agreed to issue (or agrees to issue prior to the effective date of the move) also were appropriately adjusted to reflect the new Florida Corporation.

In December 2009 certain marketing agreements for the Gadget Enterprise website were canceled.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of GDT TEK, Inc., (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three and six months period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts has not been established.

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

INVESTMENT

Investment consists of Series C Preferred Stock received by the Company which was valued at $1,000,000 at the day of receipt which approximates market value at any given time prior to the conversion into the underlying stock. The Series C Preferred Stock is convertible to issuer's common stock upon issuance.

INVENTORY

Inventory is valued at lower of cost (first-in, first out method) or market.

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with SFAS No. 86, accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed Software ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detailed program design to product specifications. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. For the three and six months ended December 31, 2009 and 2008, there was no amortization for the capitalized costs.

REVENUE RECOGNITION

Sales are recognized upon shipment of goods to customers. Amounts billed related to shipping and handling are included in net sales.


ADVERTISING EXPENSE

All advertising costs are expensed when incurred. Advertising costs were $30,504, $66,157, $191,605, and $106,301 for the three and six months ended
December 31, 2009 and 2008, respectively.

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

EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock outstanding. At December 31, 2009, Series A Preferred shares are convertible to 6,365,270,000 common shares and Series C Preferred shares are convertible to 28,559,400,000 common shares. Because the convertible preferred shares have an anti-dilutive effect, there is no difference between basic and diluted earnings per share. There were also 975,000 stock options outstanding that were not included in the basic EPS calculations as their effect would have been anti-dilutive to basic EPS.

STOCK BASED COMPENSATION

The Company had adopted SFAS 123R which requires all share based payments to officers, directors, and employees, including stock options to be recognized as a cost in the financial statements based on their fair values. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and ETIF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services". There were no employee stock options granted during the three and six months ended December 31, 2009 and 2008.

FAIR VALUE MEASUREMENT

On July 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, (CODIFIED WITHIN ACCOUNTING STANDARDS CODIFICATION (ASC) 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES) "FAIR VALUE MEASUREMENTS" as required for financial assets and liabilities. The adoption of SFAS No. 157 had no material impact on the Company's financial position, results of operations or cash flows during the quarter ended December 31, 2009. SFAS No. 157 was effective July 1, 2008 for financial assets and liabilities and was effective July 1, 2009 for non-financial assets and liabilities. The standard provides guidance for establishing a frame work for measuring fair values of assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The standard clarifies the principle that fair value should be based on the assumptions or inputs market participants would use when pricing the asset or liability.

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

The Company's only financial assets or liabilities subject to the accounting standard are its conversion feature liability on its convertible debt. Following is a description of the valuation methodologies used to determine the fair value of the Company's financial assets including the general classification of such instruments pursuant to the valuation hierarchy

                          FAIR VALUE MEASUREMENTS AT REPORTING DATE USING
                          -----------------------------------------------

                                                                         Quoted Prices in Active
Description                                    December31, 2009       Markets for Identical Assets
                                               ------------------------------------------------------
                                                                                (Level 1)

Conversion feature liability-convertible debt     $  4,465,241               $   4,465,241


NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company's consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition

In August 2009, the FASB issued ASU No. 2009-05, MEASURING LIABILITIES AT FAIR VALUE, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In February 2010, the FASB issued ASU 2010-09, AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS, as an amendment to Accounting Standards Codification ("ASC") Topic 855, SUBSEQUENT EVENTS ("ASC 855"). As a result of ASU 2010-09, Securities and Exchange Commission ("SEC") registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on our financial position or results of operations.

NOTE 3: OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At December 31, 2009 the Company had an accumulated deficit of $34,034,440.

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

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                                                 December 31           June 30
                                                   2009                  2009
                                                ----------            ----------
Machinery and
  Equipment                                     $   53,390            $   53,390

Technology                                              --             2,076,704

Tooling                                                 --                    --
                                                ----------            ----------
                                                    53,390             2,130,094
Less: Accumulated
Depreciation                                        53,222                47,425
                                                ----------            ----------
                                                       168             2,082,669
                                                ==========            ==========


Estimated useful life for machinery and equipment is 5 years.

The Company impaired $2,076,704 of technology for the period ended December 31, 2009 Due to Company not able to acquire financing for the project.

Depreciation expense for the three and six months ended December 31, 2009 and 2008 was $229, $3,794, $458 and $15,867, respectively.

Property and equipment at cost of $44,611 and depreciation of 28,743 were written off for a loss of $15,867 for the period ended December 31, 2008.

The Company transferred the ownership of the tooling in the amount of $128,500 to Kelly's Inc. according to the settlement agreement with them during the period ended December 31, 2008.

NOTE 6:  INVESTMENT

On December 18, 2009, the Company issued 1,000,000 shares of Series C Preferred Stock valued at $1,000,000 in exchange for the 200,000 shares of Series C Preferred Stock of Nexia Holdings, Inc. The 200,000 shares are convertible into $1,000,000 of the underlying common stock at the market price of that stock on the date of conversion.

NOTE 7:  STOCKHOLDER EQUITY

The Company filed with the Florida Secretary of State on October 12, 2009, that the Company is authorized 20,000,000,000 shares of stock of which it is allowed to issue 19,989,800,000 shares of common stock, par value $0.001 per share, 2,000,000 shares of convertible Series A Preferred Stock, par value $0.001 per share, 1,000,000 shares of convertible Series B Preferred Stock, par value $0.001 per share, and 3,000,000 shares of convertible Series C Preferred Stock, par value $0.001 per share, and 4,000,000 shares of convertible Series D Preferred Stock, par value $0.001 per share.

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

During the six months ended December 31, 2009, the following securities were issued:

         200,000,000 shares of common stock were purchased from Adobe Oil for $20,000 and subsequently retired.

         100,000,000 shares of common stock were converted into 20,000 shares of Series D Preferred Stock which are to be issued during the period ended December 31, 2009.

         461,060 shares of Series C Preferred Stock were converted into 4,710,600,000 shares of common stock.

         1,000,000 shares of Series A Preferred Stock were converted into 1,000,000 shares of common stock.

         500,000,000 shares of common stock were issued for legal expenses of $26,000 and prepaid expenses of $24,000.

         172,500,000 shares of common stock were issued for legal and consulting expenses of $172,500.

         31,000,000 shares of common stock were issued for consulting services of $31,000.

         143,656,200 shares of common stock issued for web design expense of $14,366 were cancelled.

         332,184 shares of Series A Preferred Stock were issued for the conversion of Notes Payable of $315,385 and related interest expenses of $16,799.

         1,100 shares Series A Preferred Stock were issued for legal and consulting expenses of $1,100.

         1,000,000 shares of Series C Preferred Stock were issued in exchange for stocks as an investment of $1,000,000 in Nexia Holdings.

         50,000 shares of Series C Preferred Stock were issued for legal and consulting expenses of $50,000.



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

NOTE 8:  INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $33,000,000 and $25,000,000 at December 31, 2009 and 2008, respectively to offset future taxable income. Such carry forwards expire in the years beginning 2021. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $11,200,000 and $7,000,000 at December 31, 2009 and 2008
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.

NOTE 9:  COMMENTS AND CONTINGENCIES

LEASE

The Company entered into lease agreements for an office space which expires on August 31, 2010 and a server co-location facility which expires on November 2, 2010. The Company rents additional office space in Nevada, on a month to month basis. Rent expense under these leases for the three and six months ended December 31, 2009 and 2008 were $19,295, $33,667, $44,210 and $87,561, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

                                    June 30, 2010    $164,645
                                    June 30, 2011    $ 18,265
                                                     --------
                                    Total            $182,910

LEGAL PROCEEDINGS

The Company's subsidiary Seamless Corporation is a party to the following legal proceedings:

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

$150,000 Senior Secured Convertible Promissory Note, Due February 11, 2010

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

Convertible Promissory Notes $50,000, due December 9, 2009 $100,000, due October 14, 2009 $150,000, due August 19, 2009 $100,000, due July 15, 2009 $309,760, due
June 21, 2010 $60,000, due June 30, 2010 $64,000 due on September 11, 2010
$18,000 due on August 6, 2010

         These Notes carries interest at 7% per annum and are convertible into common stock as follows: Unpaid principal and accrued but unpaid interest divided by the lesser of (a) $5.00 or (b) the product of 50% discount to market times 10,000.

$150,000 due on October 2, 2010
$90,000 due on November 12, 2010
$60,000 due on December 9, 2010

         These Notes carries interest at 10% per annum and are convertible into common stock as follows: Unpaid principal and accrued but unpaid interest at $0.0001 or $0.00001 in the event the Company's common stock is delisted from the OTC Bulletin Board and is no longer subject to the reporting requirements of the Exchange Act.

The conversion feature embedded within all of the above Notes has been classified as a derivative liability and has been fair valued using the Black Scholes option pricing model at December 31, 2009, in accordance with FAS 133. Pursuant to EITF 00-27, the conversion feature has been classified as a derivative liability, with the corresponding change in value reported in the statement of operations, because the conversion option of each note could potentially require the issuance of an unlimited number of common shares as a result of the conversion.

The fair value of the conversion feature (the "Feature") was $3,850,274 at December 31, 2009. The Feature was originally valued at $5,054,467 at issuance. However, since the value of the options at issuance exceeded the face amount of the debt, the Company recognized a loss of $1,146,948 as a result of the issuance of these Notes. The loss on the change in value related to these options was $1,054,087 for the six months ended December 31, 2009.

As a result of the issuance of all these Notes, the Company recorded a discount on the Convertible Debt of $1,219,760. The discount was amortized to interest expense during the six months ended December 31, 2009 in the amount of $813,103.

The following assumptions were used in the Black Scholes calculation of the fair value of the conversion feature liabilities:
         Volatility: 300-400%;
         Risk free rate:  0.2% to 2.2%;
         Term:  ranges from 1 month to 1 year
         Exercise price:  ranges from $0.00005 to $0.0001
         Stock price:  ranges from $0.0001 to $0.00025
         Dividend yield:  $-0-
         Number of common shares convertible into:  ranges from 108,108,108 to
                                                    15,000,000

NOTE 11:  PREFERRED STOCK LIABILITY

The company issued Preferred A stock ("A") and Preferred C stock ("C"). Both issues of stock are convertible into common stock.

         The A stock is convertible into 10,000 shares of common stock for each share of A stock. Pursuant to EITF 00-27, since the total of all convertible instruments outstanding would exceed the authorized common stock, the value of A stock that is convertible into common stock is reflected as a liability at December 31, 2009 of $636,527.

         The C stock is convertible into common stock based on the number of outstanding C shares outstanding. At December 31, 2009, there were 2,855,940 shares of C stock outstanding. The C stock is convertible into $2,855,940 worth of common stock at December 31, 2009. Therefore, 28,559,400,000 shares of common stock would have to be issued (based on the common stock price of $.0001 at December 31, 2009). Since the C stock could result in an unlimited number of common shares issued, the C stock has been shown as a liability of $2,855,940 in the balance sheet at December 31, 2009.

Note 12:  SUBSEQUENT EVENTS

On March 18, 2010, the Company issued 1,000,000,000 shares of common stock in the amount of $50,000 for the Modified Annual Profile Agreement.

The Company has evaluated subsequent events for potential recognition and disclosure through the date of the form 10Q filing.

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

OVERVIEW

GDT TEK, Inc has two operating subsidiary Seamless Sales LLC and Seamless Corporation which incorporates TEK Labs, and TEK Ware. TEK Labs develops security software for accessing the Internet with a patent pending software program for Secure Internet browsing (S-SIB) and Secure Internet video conferencing Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, TEK Ware manufactures the patented ultra mobile personal computer named the S-Gen a mini-notebook the SNBK-1, a 10 inch, 120 G. HD, 1G RAM with OS Windows XP home edition and Seamless Sales LLC which sells the products and software programs developed by Seamless Sales subsidiaries. The evolution of from a Wi-Fi provider to a hardware manufacture and software developer began during the last quarter of this fiscal year ended June 30, 2008 and was completed during the first quarter of fiscal year ending June 30, 2009. Seamless Sales LLC eCommerce activities started May of 2009 in association with Amazon on the new Seamless Sales eCommerce website (www.seamlesssale.com). The Amazon (www.amazon.com) partnership allowed Seamless to offer additional products that it currently does not carry. Then in October 2009 Seamless Sales LLC opened its second Commerce website Gadget Enterprises. The new eCommerce website will offer new products for sale directly to consumers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                              Three Months Ended   Three Months Ended
                                              December 31, 2009     December 31, 2008
                                                 (Unaudited)           (Unaudited)
                                               ---------------      ---------------
(Unaudited)
Revenues                                       $             0      $              0
Cost of Revenues                                         3,546                 3,470
                                               ---------------      ----------------
(Gross Loss)                                            (3,546)               (3,470)
Expenses                                               149,128               797,059
(Net Loss from Operations)                            (152,674)             (800,529)
Other Income                                        (5,364,104)               12,119
Net Income (Loss)                              $    (5,516,776)     $       (788,410)
 Loss from discontinued operations             $             0      $     (2,982,852)
(Net Loss)                                     $    (5,517,353)     $     (3,771,262)
Net Income (Net Loss)                          $    (5,517,353)     $     (3,771,262)
(Net Loss) Per Share                           $         (0.00)     $          (0.00)
Weighted Average Common Shares Outstanding      16,400,565,197         1,551,983,354
                                               ---------------      ----------------


                                              Six Months Ended      Six Months Ended
                                             December 31, 2009      December 31, 2008
                                                 (Unaudited)           (Unaudited)
                                                ---------------      ---------------
Revenues                                       $             0        $         473
Cost of Revenues                                        30,716                8,916
                                               ---------------      ---------------
(Gross Loss)                                           (30,716)              (8,446)
Expenses                                               587,065            1,149,050
(Net Loss from Operations)                            (617,761)          (1,157,496)
Other Income                                        (4,856,230)              24,238
Net Income (Loss)                              $    (5,474,011)     $    (1,133,258)
 Loss from discontinued operations             $             0      $    (2,996,512)
(Net Loss)                                     $    (5,474,586)     $    (4,129,770)
  Preferred C stock dividends-deemed           $             0      $      (405,400)
Net Income (Net Loss)                          $    (5,474,586)     $    (4,535,170)
(Net Loss) Per Share                           $         (0.00)     $         (0.00)
Weighted Average Common Shares Outstanding      14,422,054,119        1,067,067,593
                                               ---------------      ---------------


THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED)

REVENUES

Revenues for the three and six months ended December 31, 2009 were $0 and $0 compared to revenue of $0 for and $473 for the three and six months ended December 31, 2008 because the revenue was not from the same operations. The 2008 income was from selling the S-Sib software program.

COST OF REVENUES

The cost of revenues for the three and six months ended December 31, 2009 was 3,546 and $30,716 respective as compared to $3,470 and $8,919 respective for the three and six months ended December 31, 2008. This is a slight increase of 2% for the three months and an increase of 344% for the six months for there respective time periods. The increase was due to an increase in web marketing for the ecommerce website and which occurred during the first quarter of fiscal year ended June 30, 2010.

OPERATING EXPENSES

Operating expenses decreased by approximately 1870% to $149,128 from a high of $797,059 for the three months ended December 31, 2009 and 2008 respective. There was a corresponding decrease of 510% to $587,065 from a high of $1,149,050 for six months ended December 31, 2009 and 2008 respective.

OTHER INCOME

DEBT FORGIVENESS: for the three and six months ended December 31, 2009 and 2008 was $12,119 and $31,084 for 2009 as compared to $12,119 and $24,238 for 2008.
Debt forgiveness are accounts payable from prior operations that were not paid within the prescribed time as required by law and we now have to report that debt as income and reduce accounts payable owed by the Company. The increase in the debt forgiveness is due to the fact additional aged payables were written off during this quarter and are not indicative of further debt forgiveness available to the Company in the future.

IMPAIRMENT OF FIXED ASSETS: The three and six month operating expenses for December 31, 2009 include one time loss charge for impairment of fixed assets of $2,076,704 because the Company was not able to acquire funding for the project.

DERIVATIVE INCOME: The Company also recorded unrealized gain from change in derivative liabilities of $3,028,879 for three months and $2,302,885 for six months which are non reoccurring charges. Derivative income primarily reflects the impact of the change in value of the underlying market indices for the Company.

AMORTIZATION OF DEBT DISCOUNT: The Company also recorded $194,548 and $413,162 interest expense for the three and six months ended December 31, 2009, due to the amortization of unamortized debt discount and expense on outstanding long-term debt. Amounts charged to amortized debt discount shall be so kept to support the debt discount and expense on each class and series of debt.

TOTAL OTHER EXPENSE: The three and six months total other expenses of $5,517,353 and $788,410 for the three months ended December 31, 2009 and 2008 respective, and $5,474,586 and $1,133,258 for six months ended December 31, 2009 and 2008 respective.

NET INCOME/LOSS FROM CONTINUING OPERATIONS

The Company recorded a net (loss) of $5,517,353 and $3,771,262 for three months ended December 31, 2009 and 2008 respective and a net (loss) of $5,474,586 and $4,535,170 for the six months ended December 31, 2009 and 2008 respective.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash and or cash equivalents at December 31, 2009, and 2008.

Net cash used by continuing operating activities was $(534,575) and $(628,363) for December 31, 2009 and 2008, respectively. This reduction in the negative Net cash used is due to the increase in accounts payable.

As a result of the Company's in net operating losses, our working capital deficiency has increased. We have funded our losses through loans secured by preferred stock or by the purchase of preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2010.

We have a working capital deficiency of $(10,159,835) as of December 31, 2009 compared to a working capital deficiency of $(1,771,949)as of December 31, 2008. The increase in the working capital deficiency is due the increase in preferred stock liability and convertible debt liability which was offset in part by an increase in loans payable. We expect the working capital deficient to remain constant within its current range till the company has sales.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(34,033,440) and a working capital deficiency of approximately $(10,159,835) as of December 31, 2009. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

Management has determined that, as of December 31, 2009, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were weaknesses in the Company's internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2009, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed and evaluation as to whether any change in our internal controls over financial reporting occurred during the December 31 Quarter ended 2009. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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



DATED: April 30, 2010                     GDT TEK, INC.


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