Form 10-Q
period 2010-03-31
GDT TEK, Inc.
filed 2010-07-07
CIK 880584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 6, 2010 the number of shares of common stock issued and Outstanding was 19,724,424,763.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                 INDEX

                                                                            Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - March 31, 2010 and June 30, 2009 (audited)          2

         Statements of Operations -
         For the three months and nine months ended March 31, 2010           3
         and 2009

         Statements of Cash Flow -
         For the nine months ended March 31, 2010 and 2009                   4

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         22

Item 4T.  Controls and Procedures                                           22

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        23
Item 3.  Defaults Upon Senior Securities                                    23
Item 4.  Submission of Matters to a Vote of Security Holders                23
Item 5.  Other Information                                                  23
Item 6.  Exhibits                                                           23

                                   SIGNATURES                               23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 GDT TEK, Inc.
                                             FKA SEAMLESS CORPORATION
                                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                            March 31, 2010          June 30, 2009
                                                                             (unaudited)          Audited-Restated
                                                                           ----------------       ----------------
Current assets
     Current assets from discontinued operations                          $           3,301       $         24,094
                                                                           ----------------       ----------------
     Total current assets                                                             3,301                 24,094

Other Investment                                                                  1,000,000                     --
Other assets from discontinued operations                                            13,910              2,091,241
                                                                           ----------------       ----------------
     TOTAL ASSETS                                                          $      1,017,211       $      2,115,335
                                                                           ================       ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                                          275,871                136,951
     Bank overdraft                                                                   8,390                     --
     Convertible Debt, net of discount of $237,746 and $506,820,
       at March 31, 2010 and June 30, 2009, respectively                            789,104                399,941
     Note Payable - related party                                                    10,000                     --
     Notes payable                                                                   22,000                     --
     Payable to officer                                                             239,140                  6,738
     Convertible Debt-Conversion Feature Liability                                3,869,040              1,426,044
     Preferred Stock Liability                                                    3,492,467              3,088,805
     Stock conversion liabilities                                                 3,244,969                822,602
     Current liabilities of discontinued operations                               1,484,256              1,350,071
                                                                           ----------------       ----------------
     Total current liabilities                                                   13,435,237              7,231,152
                                                                           ----------------       ----------------

Commitments and contingencies

Stockholders' equity (deficit)
Preferred A stock, par value $0.001, 2,000,000 shares and 10,000,000                    837                    449
    shares authorized at March 31, 2010 and June 30, 2009,
    836,527 and 449,493 shares issued and outstanding respectively

Preferred B stock, par value $0.001, 1,000,000 and 10,000,000 shares                      -                      -
    authorized at March 31, 2010 and June 30, 2009
    zero shares issued and outstanding

Preferred C stock, par value $0.001, 3,000,000 shares authorized at                   2,656                  1,852
    March 31, 2010 and June 30, 2009, 2,655,940 shares and
    1,852,000 issued and outstanding

Preferred D Stock, par value $.0.001 4,000,000 shares authorized at March 31, 2010 and June 30, 2009 1,321,848 and 1,286,848
    shares issued and outstanding                                                     1,322                  1,287

Common stock, par value $0.001, 19,990,000,000 shares and
    19,990,000,000 shares authorized at March 31, 2010 and June 30, 2009,
    17,515,024,763 shares and 10,348,080,963 shares issued and outstanding       17,515,024             10,348,081

Additional paid-in capital                                                        4,275,375             13,192,369
Accumulated deficit                                                             (34,113,239)           (28,559,854)
                                                                           ----------------       ----------------
     Total stockholders' equity                                                 (12,318,025)            (5,015,816)

Less: Treasury stock at cost                                                       (100,000)              (100,000)
                                                                           ----------------       ----------------
    Stockholders' equity                                                        (12,418,025)            (5,115,816)
                                                                           ----------------       ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      1,017,211       $      2,115,335
                                                                           ================       ================


                    The accompanying notes are an integral part of these financial statements.






                                                      GDT TEK, Inc.
                                                FKA SEAMLESS CORPORATION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31,
                                                       (unaudited)


                                                         3 MONTHS                              9 MONTHS
                                            ------------------------------------    ------------------------------------

                                                  2010                 2009                2010                2009
                                            ----------------    ----------------    ----------------    ----------------

Revenues                                    $             --    $             --    $             --    $             --
Cost of revenues                                          --                  --                  --                  --
                                            ----------------    ----------------    ----------------    ----------------
Gross Income (Loss)                                       --                  --                  --                  --
                                            ----------------    ----------------    ----------------    ----------------
Expenses:
  Selling, general and administrative                 30,486              19,338             113,587              91,610
  Officer Payroll                                     63,000              75,000             213,000             225,000

                                            ----------------    ----------------    ----------------    ----------------
Total Expenses                                        93,468              94,338             334,587             316,610
                                            ----------------    ----------------    ----------------    ----------------
Loss from operations                                 (93,468)            (94,338)           (334,587)           (316,610)
                                            ----------------    ----------------    ----------------    ----------------
Other income (expense)
    Unrealized gain/(loss) from change in
      derivative liabilities                         596,201                  --          (1,706,684)                 --
    Interest expense-Amortization of Debt
    Discount                                        (232,912)                 --            (646,074)                 --
    Interest expense- Other                          (39,029)                 --            (101,113)                 --
                                            ----------------    ----------------    ----------------    ----------------
        Total other Income (Expense)                 324,260                  --          (2,453,871)                 --
                                            ----------------    ----------------    ----------------    ----------------
Loss from continuing operations
   before income taxes                               230,792             (94,338)         (2,788,458)           (316,610)
Income taxes (benefit)                                    --                  --                  --                  --
                                            ----------------    ----------------    ----------------    ----------------
Net income/(loss) from continuing operations         230,792             (94,338)         (2,788,458)           (316,610)
                                            ----------------    ----------------    ----------------    ----------------

Loss from discontinued operations
   before income taxes                              (309,591)           (118,282)         (2,764,927)         (4,025,780)
Income taxes (benefit)                                    --                  --                  --                  --
                                            ----------------    ----------------    ----------------    ----------------
Loss before income taxes                            (78,799)           (212,620)          (5,553,385)         (4,342,390)
                                            ----------------    ----------------    ----------------    ----------------

Net Loss                                    $       (78,799)    $      (212,620)    $     (5,553,385)   $     (4,342,390)
                                            ----------------    ----------------    ----------------    ----------------

Preferred C stock dividends-deemed                        --                  --                  --            (405,400)
                                            ----------------    ----------------    ----------------    ----------------

Net loss available to common stockholders   $       (78,799)    $      (212,620)    $     (5,553,385)   $     (4,747,790)
                                            ================    ================    ================    ================

Basic and Diluted loss per common share

     Loss from continuing operations,
       after preferred dividends            $          (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                            ================    ================    ================    ================

     Loss from discontinued operations      $          (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                            ================    ================    ================    ================
Net loss per share available to common
   stockholders                             $          (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                            ================    ================    ================    ================

Weighted average basic and diluted common
   shares                                    181,483,939,619       3,129,643,963      15,416,339,057       1,744,556,182
                                            ================    ================    ================    ================

                     The accompanying notes are an integral part of these financial statements.









                                     GDT TEK, Inc.
                               FKA SEAMLESS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED MARCH 31,
                                      (unaudited)


                                                              2010             2009
                                                           -----------     -----------
Cash flows provided by (used in) operating activities
   Net loss                                                $(5,553,385)    $(4,747,790)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Loss from discontinued operation                      2,739,089       4,025,780
       Amortization of Debt Discount                           646,074              --
       Unrealized loss from change in derivative
         liabilities                                         1,706,684              --
       Non cash financing fee                                    8,000              --
       Issuance of preferred stock for interest expense         16,799              --
       Preferred stock dividend-deemed                              --         405,400
       Changes in operating assets and liabilities
          Accounts payables and accrued expenses               138,920         136,951
          Payables to officer                                  232,402         164,275
                                                           -----------     -----------
   Net cash used by operating activities of
      continuing operations                                    (65,417)        (15,384)
   Net cash used by operating activities of
      discontinued operations                                 (492,949)       (790,918)
                                                           -----------     -----------
   Net cash used in operating activities                      (558,366)       (806,302)
                                                           -----------     -----------

Cash flows from financing activities
    Proceeds from sale of common stock                              --          28,416
    Proceeds from sale of preferred A stock                         --         100,000
    Proceeds from sale of preferred C stock                         --         394,600
    Proceeds from notes - related party                         10,000              --
    Proceeds from notes                                         22,000         101,194
    Proceeds Convertible Notes                                 517,976         180,850
    Bank overdraft                                               8,390           1,242
                                                           -----------     -----------
Net cash provided by financing activities of
    continuing operations                                      558,366         806,302
Net cash provided by financing activities of
    discontinued operations                                         --              --
                                                           -----------     -----------
Net cash provided financing activities                         558,366         806,302
                                                           -----------     -----------
Net increase in cash                                                --              --
Cash at beginning of period                                         --              --
                                                           -----------     -----------
Cash at end of period                                   $           --     $        --
                                                           ===========     ===========


      The accompanying notes are an integral part of these financial statements.





                                       GDT TEK, Inc.
                                  FKA SEAMLESS CORPORATION
                           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED MARCH 31,
                                        (unaudited)


                                                                      2010          2009
                                                                   ----------    ----------

Noncash investing, and financing activities
   Preferred A stock issued for conversion of Preferred C stock    $       --    $   50,000
   Preferred A Stock issued for notes payable and related
         interest expenses                                         $  332,184    $       --
   Preferred A Stock issued for legal and consulting expense       $    1,100    $       --
   Deemed dividends recorded for Preferred C stock                 $       --    $  405,400
   Preferred C Stock issued for legal expense                      $   50,000    $       --
   Preferred C stock issued for investment                         $1,000,000    $       --
   Preferred D stock issued for investment                         $   15,000    $       --
   Common stock and Preferred A stock issued for conversion
         Preferred C stock                                         $       --    $   50,000
   Common stock issued for conversion of Preferred A stock         $  100,000    $1,380,819
   Common stock issued for conversion of preferred C stock         $   75,000    $   48,000
   Common Stock issued for legal and consulting services           $  217,866    $       --
   Stock conversion liabilities                                    $3,244,969    $  822,602



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

In July 2008, the Company started a marketing company, Seamless Sales, LLC for the Company and its subsidiaries products.

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

In November 2009, GDT TEK, Inc., a Florida Corporation merged with a subsidiary of Seamless Corporation, a Nevada corporation. Seamless Corporation survived the subsidiary's merger with GDT TEK, Inc. thereafter all the assets and liabilities remain the responsibility of Seamless Corporation after the merger.. Seamless Corporation thereafter became a wholly owned subsidiary of GDT TEK, Inc.

The Florida Corporation acquired the preferred and common stock with the same rights and designations that existed with the Nevada Corporation.

All issued and outstanding options, warrants, and convertible securities were appropriately adjusted for the relocation and all shares outstanding on the effective date of the relocation were converted into shares of the new Florida Corporation with the same rights, options, voting powers and entitlements as previously held through the Nevada corporation. All shares, options, warrants or convertible securities that the Company had agreed to issue or agreed to issue prior to the effective date of the relocation were also appropriately adjusted to reflect in the new Florida Corporation.

On June 15, 2010 The Company executed an Exclusive Worldwide Licensing Agreement (except for South Korea) to the acquired rights to a Patent for the conversion of waste heat into electrical power.

On June 24, 2010, the Company completed the sale of its four subsidiaries:
Seamless Corp., Seamless TEK Labs, Inc., Seamless TEK Ware, Inc., and Seamless Sales LLC.

The Company acquired 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric.

In June 2010, the Company became a Development stage company in the development and deployment of renewable (GREEN) electrical power.


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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Seamless Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three and nine months period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

RECLASIFICATIONS

Certain reclassifications have been made in the fiscal year 2010 financial statements to conform to the fiscal year 2009 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

NEW ACCOUNTING PRONOUCEMENTS

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification? (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company's consolidated results of operations or financial condition.

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

NOTE 3: OPERATIONS AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At March 31, 2010, the Company had an accumulated deficit of $34,113,239.

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


NOTE 4:  DISCONTINUED OPERATIONS

On June 24, 2010, the Company completed the sale of all the Company's subsidiaries Seamless Corp., Seamless Tek Labs Inc., Seamless Tek Ware, Inc., and Seamless Sales LLC.

The carrying amount of the assets and liabilities of the discontinued operations at March 31, 2010, were as follows:

                                                 March 31              June 30
                                                   2010                  2009
                                                ----------            ----------
Assets
  Cash                                          $    2,501            $       --
  Other current assets                                 800                24,094
  Property and equipment, net                           --             2,077,331
  Security deposit                                  13,910                13,910
                                                ----------            ----------
Assets of discontinued operations               $   17,211            $2,111,335
                                                ==========            ==========


Liabilities
  Accounts payables and accrued expenses         1,122,602               988,417
  Other current liabilities                            600                   600
  Other liabilities                                361,054               361,054
                                                ----------            ----------
 Liabilities of discontinued operations         $1,484,256            $1,350,071
                                                ==========            ==========

NOTE 5:  STOCKHOLDER EQUITY

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

During the nine months ended March 31, 2010, the following securities were issued:

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

         1,150,000,000 shares of common stock were issued for consulting expenses of $60,000.

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

The conversion feature embedded within all of the above Notes has been classified as a derivative liability and has been fair valued using the Black Scholes option pricing model at March 31, 2010, in accordance with FAS 133. Pursuant to EITF 00-27, the conversion feature has been classified as a derivative liability, with the corresponding change in value reported in the statement of operations, because the conversion option of each note could potentially require the issuance of an unlimited number of common shares as a result of the conversion.

The fair value of the conversion feature (the "Feature") was $3,869,040 at March 31, 2010. The Feature was originally valued at $5,344,707 at issuance. However, since the value of the options at issuance exceeded the face amount of the debt, the Company recognized a loss of $4,069,947 as a result of the issuance of these Notes. The loss on the change in value related to these options was $1,706,684 for the nine months ended March 31, 2010.

As a result of the issuance of all these Notes, the Company recorded a discount on the Convertible Debt of $1,283,760. The discount was amortized to interest expense during the nine months ended March 31, 2010 in the amount of $1,046,014.

The following assumptions were used in the Black Scholes calculation of the fair value of the conversion feature liabilities:
         Volatility: 250-400%;
         Risk free rate:  0.2% to 2.2%;
         Term:  ranges from 1 month to 1 year
         Exercise price:  ranges from $0.00003 to $0.0001
         Stock price:  ranges from $0.0001 to $0.00025
         Dividend yield:  $-0-
         Number of common shares convertible into:  ranges from 108,108,108 to
                                                    15,000,000

NOTE 8:  PREFERRED STOCK LIABILITY

The company issued Preferred A stock and Preferred C stock. Both issues of stock are convertible into common stock.

The Preferred A stock is convertible into 10,000 shares of common stock for each share of Preferred A stock. At March 31, 2010, there were 836,527 shares of Preferred A stock outstanding. Therefore, 8,365,270,000 shares of common stock would have to be issued (based on the common stock price of $0.0001 at March 31, 2010) when the Preferred A Stock are converted. The fair value of Preferred A stock that is convertible into common stock is reflected as a liability at March 31, 2010 of $836,527.

The Preferred C stock is convertible into common stock valued at $1 per share based on the number of outstanding Preferred C shares outstanding. At March 31, 2010, there were 2,655,940 shares of Preferred C stock outstanding. The fair value of Preferred C stock that is convertible into common stock is reflected as a liability at March 31, 2010 of $2,655,940. Therefore, 26,559,400,000 shares of common stock would have to be issued (based on the common stock price of $.0001 at March 31, 2010).

NOTE 9:  STOCK CONVERSION LIABILITY

The required shares of common stock that is needed to have the entire convertible instruments above to be converted exceeded the authorized common stock of the Company, therefore the Company recorded Stock conversion liabilities of $3,244,969 with a reduction to additional paid-in capital at March 31, 2010.

NOTE 10:  NOTES PAYABLE

The Company obtained the following debt financing:

Short-term Notes
$5,000 due on October 21, 2010
$10,000 due on December 16, 2010
$2,000 due on February 22, 2011
$5,000 due on March 23, 2011

The short-term notes above carry interests at 8% per annum, payable quarterly, a maturity term of 12 months or at the option of the lender to recall the loan prior to maturity.

Related party notes
$10,000 due on February 11, 2011

The short-term note above is payable to Al Reda Corporation which is owned by the CEO of the Company which carries an interest at 8% per annum, payable quarterly, a maturity term of 12 months or at the option of the lender to recall the loan prior to maturity.

Note 11:  SUBSEQUENT EVENTS

On June 15, 2010 The Company executed an Exclusive Worldwide Licensing Agreement (except for South Korea) to the acquired rights to a Patent for the conversion of waste heat into electrical power.

On June 24 The Board approved the sale of the following four (4) subsidiaries
Companies: Seamless Corp., Seamless TEK Labs, Inc., Seamless TEK Ware, Inc., and Seamless Sales LLC, all of which are Nevada Corporations.

The Company acquired 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric in consideration of the payment of the sum of 100,000 shares of Preferred A Stock Valued at One Hundred Thousand dollars ($100,000).

In June 2010, the Company became a development stage company in the development and deployment of renewable (GREEN) electrical power."

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

OVERVIEW

GDT TEK, Inc has two operating subsidiaries Seamless Sales LLC which incorporates TEK Labs, and TEK Ware. TEK Labs develops security software for accessing the Internet with a patent pending software program for Secure Internet browsing (S-SIB) and Secure Internet video conferencing Phenom(R) that encrypts Internet communications and provides flexible telecom data and voice transport solutions, TEK Ware manufactures the patented ultra mobile personal computer named the S-Gen a mini-notebook the SNBK-1, a 10 inch, 120 G. HD, 1G RAM with OS Windows XP home edition and Seamless Sales LLC which sells the products and software programs developed by Seamless Sales subsidiaries. The evolution of from a Wi-Fi provider to a hardware manufacture and software developer began during the last quarter of this fiscal year ended June 30, 2008 and was completed during the first quarter of fiscal year ending June 30, 2009. Seamless Sales LLC eCommerce activities started May of 2009 in association with Amazon on the new Seamless Sales eCommerce website (www.seamlesssale.com). The Amazon (www.amazon.com) partnership allowed Seamless to offer additional products that it did not carry. Then in October 2009 Seamless Sales LLC opened its second Commerce website Gadget Enterprises. The eCommerce website was going to offer new products for sale directly to consumers.

GDT TEK, Inc after the end of the March 31, 2010 quarter the Company subsequently:

On June 15, 2010 The Company executed an Exclusive Worldwide Licensing Agreement (except for South Korea) to acquired the rights to a Patent for the conversion of waste heat into electrical power.

On June 24, 2010, the Company completed the sale of its four subsidiaries:
Seamless Corp., Seamless TEK Labs, Inc., Seamless TEK Ware, Inc., and Seamless Sales LLC.

The Company acquired 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric.

In June 2010, the Company became a Development stage company in the development and deployment of renewable (GREEN) electrical power.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information which includes the adjusting for the discounted operations:

                                              Three Months Ended   Three Months Ended
                                              March 31, 2010       March 31, 2009
                                                 (Unaudited)           (Unaudited)
                                               ---------------      ----------------
Revenues                                       $             -      $              -
Cost of Revenues                                             -                     -
                                               ---------------      ----------------
(Gross Loss)                                                 -                     -
Expenses                                                93,468                94,338
(Net Loss from Operations)                             (93,468)              (94,338)
Other Income                                           324,260                     -
Net Income (Loss)                              $       230,792      $        (94,338)
 Loss from discontinued operations             $      (309,591)     $       (118,282)
(Net Loss)                                     $       (78,799)     $       (212,620)
Net Income (Net Loss)                          $       (78,799)     $       (212,620)
(Net Loss) Per Share                           $         (0.00)     $          (0.00)
Weighted Average Common Shares Outstanding      181,483,939,619         3,129,643,963
                                               ---------------      ----------------


                                              Nine Months Ended      Nine Months Ended
                                              March 31, 2010         March 31, 2009
                                                 (Unaudited)           (Unaudited)
                                               ---------------      ---------------
Revenues                                       $             -        $           -
Cost of Revenues                                             -                    -
                                               ---------------      ---------------
(Gross Loss)                                                 -                    -
Expenses                                               334,587              316,610
(Net Loss from Operations)                            (334,587)            (316,610)
Other Income                                        (2,453,871)                   -
Net Income (Loss)                              $    (2,788,458)     $      (316,610)
 Loss from discontinued operations             $    (2,764,927)     $    (4,025,780)
(Net Loss)                                     $    (5,553,385)     $    (4,342,390)
  Preferred C stock dividends-deemed           $             -      $      (405,400)
Net Income (Net Loss)                          $    (5,553,385)     $    (4,747,790)
(Net Loss) Per Share                           $         (0.00)     $         (0.00)
Weighted Average Common Shares Outstanding      15,416,339,057        1,744,556,182
                                               ---------------      ---------------


THREE AND NINE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

REVENUES

Revenues for the three and nine months ended March 31 after adjusting for discontinued operations were $0 and $0 for the three months and $0 and $0 and for the nine months ended March 31, 2010 and 2009.

COST OF REVENUES

After adjusting for discontinued operations the cost of revenues for the three and nine months ended March 31, 2010 were $0 and $0 respective and for the three and nine months ended March 31, 2009 were $0 and $0 respective.

OPERATING EXPENSES

After adjusting for discounted operations, the operating expenses decreased to $93,468 as compared to $94,338 for the three months ended March 31, 2010 and 2009 respective. There was a increase to $334,587 from the expenses of $316,610 for nine months ended March 31, 2010 and 2009 respective.

OTHER INCOME

DERIVATIVE INCOME: The Company also recorded unrealized gain from change in derivative income of $596,201 for three months and a liability of $1,706,684 for nine months which are non reoccurring charges. Derivative income primarily reflects the impact of the change in value of the underlying market indices for the Company.

AMORTIZATION OF DEBT DISCOUNT: Interest expense: The Company also recorded $232,912 and $646,074 interest expense for the three and nine months ended March 31, 2010, due to the amortization of unamortized debt discount and expense on outstanding long-term debt. Amounts charged to amortized debt discount shall be so kept to support the debt discount and expense on each class and series of debt.

INTEREST EXPENSE: other are from loans made to the Company during the corresponding periods March 31, 2010 for three months of $39,029 and for March 31, 2010 for nine months of $101,113.

TOTAL OTHER EXPENSE: The three months total other income of $324,260 is due to the Derivative income for the three months ended March 31, 2010, and expense of $2,453,871 for nine months ended March 31, 2010.

NET LOSS FROM DISCONTINUED OPERATIONS

The Company recorded a net loss of $309,591 and $118,282 for three months ended March 31, 2010 and 2009 respective and a net loss of $2,764,927 and $4,025,780 for the nine months ended March 31, 2010 and 2009 respective.

NET LOSS FROM CONTINUING OPERATIONS

The Company recorded a net income of $230,792 and a net loss of $94,338 for three months ended March 31, 2010 and 2009 respective and a net loss of $2,788,458 and $316,610 for the nine months ended March 31, 2010 and 2009 respective.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash and or cash equivalents as of March 31, 2010 and 2009.

Net cash used by continuing operating activities was $(65,417) and $(15,384) for March 31, 2010 and 2009, respectively. This increase in the negative Net cash used is due to increase in expenses paid and no revenues generated.

As a result of the Company's in net operating losses, our working capital deficiency has increased. We have funded our losses through loans secured by preferred stock or by the purchase of preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through 2010.

We have a working capital deficiency of $13,431,936 as of March 31, 2010 compared to a working capital deficiency of $1,801,048 as of March 31, 2009. The increase in the working capital deficiency is due the increase in preferred stock liability and convertible debt liability which was offset in part by an increase in loans payable. We expect the working capital deficient to remain constant within its current range till the company has sales.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $34,113,239 and a working capital deficiency of approximately $13,431,936 as of March 31, 2010. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability.

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

Management has determined that, as of March 31, 2010, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were weaknesses in the Company's internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of March 31, 2010, management has concluded that our internal control over financial reporting was not effective as of March 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed and evaluation as to whether any change in our internal controls over financial reporting occurred during the March 31
Quarter ended 2010. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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



DATED: July 7, 2010                       GDT TEK, INC.


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