Form 10-K
period 2010-06-30
GDT TEK, Inc.
filed 2011-07-26
CIK 880584

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-202559

GDT TEK, INC.
 (Exact Name of Registrant as specific in its Charter)

Florida	27-0318532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2816 E. Robinson St., Orlando, Florida 32803
 (Address of principal executive offices)

(407) 574-4740
 (Issuer's telephone number)

SEAMLESS CORPORATION
800 N. Rainbow Blvd., Ste. 208, Las Vegas, NV 89109
(Former name, former address and former fiscal year,
if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF SECURITIES ACT. YES [_] NO [X]

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE ACT YES [_] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K9229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act:

Large Accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of our common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $3,880,142.

The number of shares outstanding of the Registrant's common stock as of June 30, 2011: 38,801,424,763.

DOCUMENTS INCORPORATED BY REFERENCE

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
Quarterly Report on Form 10-Q/A for period ended September 30, 2008, filed on July 15, 2009;
Current Report on Form 8-K, filed on July 16, 2009;
Quarterly Report on Form 10-Q/A for period ended December 31, 2008, filed on July 22, 2009;
Quarterly Report on Form 10-Q/A for period ended March 31, 2009 filed on July 24, 2009;
Preliminary Information Statement Form 14C, filed on July 29, 2009
Preliminary Information Statement Form 14C/A, filed on August 13, 2009
Preliminary Information Statement Form 14C Amendment 2 filed on September 14, 2009
Definitive Information Statement From 14C, filed on October 9, 2009
Annual Report on Form 10-KSB for the fiscal year June 30, 2009, filed on October 14, 2009;
Quarterly Report on Form 10-Q for period ended September 30, 2009, filed on November 23, 2009;
Quarterly Report on Form 10-Q for period ended December 31, 2009, filed on May 4, 2010;
Current Report on Form 8-K, filed on July 3, 2010;
Current Report on Form 8-K, filed on July 3, 2010;
Quarterly Report on Form 10-Q for period ended March 31, 2010, filed on July 7, 2010;
Current Report on Form 8-K, filed on November 16, 2010
Current Report on Form 8-K, filed on May 3, 2011

ITEM 1.       DESCRIPTION OF BUSINESS.

OVERVIEW OF BUSINESS

Prior to December 31, 1997, GDT TEK, Inc. formerly, Seamless Corporation, (the “Company”) was in the food product manufacturing business and formerly known as International Food and Beverage, Inc. The Company changed its name from International Food & Beverage, Inc. to Internet Business’s International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc, and started a wireless operation through its wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. As of June 30, 2008, Skyy-Fi closed the internet service and tech support for these locations.

In May 2005, the Company changed its name from Alpha Wireless Broadband, Inc. to Seamless Wi-Fi, Inc, which was approved by the Board of Directors and its subsidiary from Skyy-Fi, Inc. to Seamless Skyy-Fi, Inc.

In December 2005, the Company started a hosting company Seamless Internet offering Seamless clients a high-security hosting facility.

In November 2009, GDT TEK, Inc., a Florida Corporation merged with a subsidiary of Seamless Corporation, a Nevada corporation. Seamless Corporation survived the subsidiary's merger with GDT TEK, Inc. thereafter all assets and liabilities remained the responsibility of Seamless Corporation after the merger. Seamless Corporation thereafter became a wholly owned subsidiary of GDT TEK, Inc.

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

On June 14, 2010 the Company Executed the Exclusive Licensing Agreement that provides the Company with exclusive rights to manufacture and sell or deploy equipment that converts waste heat into electricity, worldwide except for South Korea;

On June 23, 2010, the Company entered into an agreement to acquire 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric. On July 12, 2010, the Company completed the acquisition by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

On June 24, 2010, the Company entered into an agreement to sell all of the Company’s subsidiaries: Seamless Corp., Seamless Tek Labs, Inc., Seamless Tek Ware, Inc., and Seamless Sales LLC (collectively, the “Company’s subsidiaries”) to 1st Global Financial Corp. (“FGBF”) in consideration of 200,000 shares of Preferred A Stock of FGBF.

On July 12, 2010, the Company completed the acquisition of 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

In August 2010 the Company signed a Investment Banking Agreement with Janco Partners

By September 2010 the Company had a total of 6 Power Purchase Agreement with Pacific Gas and Electric

On October 18, 2010, the Company and FGBF renegotiated the sale of discontinued operations. The parties revised the consideration by cancelling the 500,000 shares of Preferred A Stock of FGBF; and in return, the Company will receive a note receivable from Integrated Resources Tech, Inc in the amount of $2,000,000 in exchange for the Company’s subsidiaries.

On April 29, 2011, the Company entered into an exclusive licensing agreement with Steriwave Hungary Ltd., a British corporation. Under the licensing agreement, the Company granted exclusive rights to market, distribute, and deploy the Company’s technology that converts heat and/or waste heat into electricity in certain European countries. The countries covered by the agreement include Italy, Spain, Romania, Slovakia, and the United Kingdom. The initial term of the agreement is for 18 months, and will be automatically renewable for an additional 15 years upon funding of the first European electricity generating project obtained by Steriwave utilizing the Company’s technology. Steriwave will provide funding for the waste heat to electricity projects. The parties will split the gross profit from projects covered by the agreement 70% to Steriwave and 30% to the Company until the principle investment of Steriwave is paid back, and thereafter, the parties shall split gross profits 50% each. The Exclusive License Agreement is attached thereto as Exhibit 10.2.

On May 1, 2011, the Company’s wholly owned subsidiary, RTR LLC, entered into an operating agreement with Steriwave Hungary Ltd. governing the operation of a new limited liability corporation the parties plan to form in the State of Florida. The new corporation will be named Green Day Technology, LLC. Pursuant to the operating agreement, RTR will receive a 50% interest in exchange for assigning the rights to the 6 1.5 MW/hr. Power Purchase Agreements (PPA) with Pacific Gas and Electric and for providing the knowledge and expertise to deploy the Waste Heat to Electricity units at the 6 locations. Steriwave will receive a 50% interest in exchange for providing loans of up to $23,000,000 to the new corporation in order to deploy the equipment at  the 6 land fill site as required for the 6 PPA’s RTR has with Pacific Gas & Electric.  Under the operating agreement, Steriwave shall have majority voting rights until such time as the loans provided the new corporations are repaid, and thereafter, the parties shall vote 50/50. The parties will split the gross profit from the 6 PPA’s 75% to Steriwave and 25% to RTR until the loans made by Steriwave are paid back, and thereafter, the parties shall split gross profits 50% each.

On May 14, 2011 GDT TEK, Inc entered into an agreement with Steriwave Hungary, LTD. (“SH”), where SH will advance Three Hundred Thousand Dollars ($300,000) for the purposes of moving Engine Number ONE from its present location at the Dixon Landing Land fill to the Guadalupe Land fill. GDT TEK, subsidiary RTR LLC will provide the expertise to move the equipment and bring the unit on line within 6 months of initial receipt of funds. Per this agreement from the operating profits 80% will be paid to SH and 20% will be paid to RTR LLC, until the Three Hundred Thousand Dollars ($300,000) is paid back to SH. Once the $300,000 is paid back then the profits will be split 50% to SH and 50% paid to RTR LLC. As a condition to the funding the Company will cause 20 percent of its authorized common shares to be issued to SH as collateral for the loan. The collateral will be refunded after GDT TEK has repaid the $300,000 loan. As of June 30, 2011, SH has funded approximately $158,000 of the loan.

CURRENT OPERATIONS

GDT Tek is engaged in bringing solutions to the market utilizing low temperature heat sources to produce electricity. Development on GDT’s prototype power unit started in 2000 and culminated with the completion of the first operational 15kW waste heat electricity unit in June of 2001. A follow on 50kW unit prototype was completed in May of 2002. After undergoing evaluation and further design refinement at the Republic Federal landfill site in Milpitas, California, GDT operated the upgraded unit at 150KW capacity for five years (production log attached) at the Republic Federal landfill producing revenue of each a month in power sales. The source of waste heat for GDT’s unit was a power plant generating electricity utilizing landfill methane gas. The power plant was operated by Fortistar.  According to the operating personnel at Fortistar, the GDT unit operated without any major interruptions. The maintenance of the unit corresponded with the maintenance of the feeder plant and came online with any problems or delay. While in operation, the GDT unit caused a noticeable drop in the feeder plant’s parasitic load.

The company has licensed patented waste heat to electric power generation technology and is driving its adoption by power plants, landfills and other waste-heat generating industries. GDT Tek's waste heat to electricity systems are powerful enough to serve as a primary energy source, highly efficient, immediately cash-flow positive when installed under a Power Purchase Agreement and are scalable with system sizes from 150 KW/Hr to 5000 KW/Hr currently available. The GDT Tek system has been proven through a long-term five year installation at a San Jose, California-area landfill. Waste heat captured from landfill-generated methane gas generator engine exhaust and radiator jacket coolant systems is used by the GDT Tek system to generate electricity which is then sold to the grid. Professor Robert W. Dibble of the University of California at Berkeley assessed the GDT Tek system and stated that "Of the many technologies that I have evaluated over the course of the past several decades,

GDT Tek's heat to power conversion solution has proven to be the most reliable, versatile, efficient, lowest emissions, and overall cost-effective solution available in today's changing world market."

RTR Global Investments, LLC is a wholly owned subsidiary of GDT Tek, Inc. Its holds projects, contracts, and power purchase agreements for its parent company GDT Tek, Inc.

Technology -

The GDT heat recovery and power generation system is designed to recover low temperature waste heat from industrial process and convert it into electricity.  Based on ORC, the process uses environmentally friendly and commercially available refrigerants such as R-123 and R-134a (in the U.S).

The circuit starts at the refrigeration pump, which draws liquid refrigerant at low temperature and pressure (85ºF, 16 psia) from a receiver (storage tank). The refrigerant is suctioned off the receiver using positive displacement pump acting as a boiler feed pump. The pump raises the pressure of the refrigerant to 142 psia while maintaining the temperature at around 87 ºF. The refrigerant pump is controlled by GDT’s proprietary software (US patent no. US 6981377B2), which sends signals to a Variable Frequency Drive, which in turn controls the boiler feed rates in terms of temperature and pressure. The liquid refrigerant is pumped into a waste heat boiler or evaporator, where it absorbs the waste heat from and industrial process and flows out of the evaporator as vapor at relatively high pressure and temperature (142 psia, 240º F). The pressurized gas enters the GDT’s proprietary expander where the gas is expanded to relatively low pressure (16 psia) and temperature (127º F). The expander is a conventional compressor configured such that the refrigerant flows in a reverse direction, thereby expanding the vapor instead of compressing it. The energy picked up in the expander is converted to mechanical energy which is used to drive an attached mechanical device such as a generator to produce electricity.  The vapor exits the expander and flows through a condenser, where it is condensed to a low-temperature, low-pressure liquid (85ºF, 16 psia) same as the original state at the beginning of the process, thus completing the loop.

In addition to the components mentioned in the above process, there is Machine Control Center (MCC) module that has various features, including safety, metering, power control and other control features.  The safety feature of MCC contains the main disconnects to the grid providing circuit breakers, over voltage relays, ground fault relays and main bus interconnect to the grid. The metering feature contains power meter, revenue meter and parasitic meter measuring the plants internal power use. The power control section which holds the variable frequency drives and all the power control for MCC. The fourth section holds the low voltage controls, programmable logic controller and speed measuring for the expander. The MCC is build to IES standards for Europe and power generated may be used for net metering and parasitic on-site consumption. Lastly, MCC affords remote monitoring capabilities both via wireline (Ethernet) and wireless enabling low cost remote monitoring of multiple sites

COMPETITION

As mentioned earlier in the report, there is a large opportunity to generate power utilizing low-temperature waste heat, which leaves plenty of growth potential for providers of power systems. Despite the large market opportunity, there are a limited number of vendors in the waste heat energy market. There are three primary competitors to GDT who appear to be at different stages of developing and marketing similar technologies to address the market for waste heat energy. These companies are UTC, Wow Energies and Ormat Technologies. Of the three, Ormat Technologies has the most established technology. Ormat generally participates in higher temperature range than GDT, doing large commercial grade installation in the 10 to 20 MW and even larger scale units using conventional turbines. This positions Ormat in a fairly specific and narrower market segment than GDT. UTC is relatively new to the market place primarily participating in the high temperature range. UTC has a 200 KW model requiring 500º F expansion device to generate electricity. This puts UTC in a narrower market. Wow Energies appears to be to be targeting large power generation opportunities at high temperatures due to the utilization of steam rather than low-boiling point organic fluids.

While GDT can address power generation opportunities ranging from 50 KW to 5 MW, UTC builds only one unit with a fixed capacity of 200 KW and Ormat usually focuses on larger turbine-based solutions. In terms of specific components, GDT’s expander is controlled by proprietary algorithms which results in efficiency gains for a specific amount of heat input to the systems. UTC uses a centrifugal compressor/expander which runs the risk of moisture formation resulting in failure if condensate comes in contact with compressor blades. Ormat uses conventional turbines as expanders having some of the same failure issues as UTC. GDT’s cooling towers are more efficient than UTC’s resulting in lower power consumption and higher net output.

GDT’s system incorporates readily available off-the-shelf components commonly used in the refrigeration industry, thereby reducing the overall system cost and risk of stock outs. The cost of a full turnkey solution is around $2200/KWh, which is well within the range of an ORC system cost as shown in Table below. The modular nature of GDT’s system allows for scalability from 50 KW to 5 MW as modular units can be designed to operate in tandem. The units can be constructed as skid-mounted units making them easily transportable.

Technology	Temperature Range	Typical Sources of Waste Heat	Capital Cost

Traditional	M,H	Exhaust from gas turbines
Steam Cycle a		gas engines, incinerators	$1100m – 1,400/KW

Kalina Cyde d	L,M	Exhaust-Gas turbine, boiler	$1100m – 1,500/KW
Heated water, cement kilns

Organic Rankine	L,M	Exhaust-Gas turbine, boiler	$1100m – 3,500/KW
Cycle c,e		Heated water, cement kilns

Thermoelectric	MH	Not yet demonstrated in	$20,000 - 30,000/KW
Generation b		industrial applications

Piezoelectric	L	Not yet demonstrated in	$10,000,000/KW
Generation b		industrial applications

Thermal	MH	Not yet demonstrated in	N/A
Photovoltaic		industrial applications

Source: U.S Department of Energy (Waste Heat Recovery Report)

As evident from the above table, Organic Rankine Cyle (ORC) and the more recently developed Kalina Cycle are most conducive to low temperature sources. ORC utilizes an organic working fluid (iso-butane, iso-pentane, etc.) with a low boiling point and a high vapor pressure relative to water. The fluid’s thermodynamic properties influence the efficiency of the ORC at different temperatures. Although the fluid’s higher molecular mass enables higher mass flow and turbine efficiencies, the low temperatures at which the ORC functions results in the overall efficiencies of up to 20%. Kalina cycle uses a combination of ammonia and water as the working fluid.  This binary working fluid has two different boiling points that result in an increase in temperature during evaporation, which allows for improved thermal matching with the waste heat source and greater energy efficiency. In contrast, temperature during evaporation in ORC remains constant until the entire fluid is evaporated.

MARKETING STRATEGY

GDT aims to establish itself as the leading provider of electricity from waste heat.  The company aims to first focus on three vertical segments: landfills, industrial waste heat and solar applications in the commercial sectors. In general, the plan is threefold:

1.
Using established customer contacts and relationships with landfill power generators, leverage the successful evaluation unit in place, and capture immediate business in the landfill, waste heat, and solar market segments.

2.
Build strategic alliances with organizations and companies that are lobbying with State and Federal governments for legislation that would also assist the Company in finding broad and rapid market acceptance of the HPC unit.

3.	Execute a tightly honed marketing communications plan.

Landfills

The Department of Energy states there are currently 600 landfill operations in the U.S. using biogas recovery/electrical generation. PG&E records indicate that there are over 12 sites in the Greater Bay Area producing electricity from biogas. The average generating capacity of each of these sites is 3 MW. There are an additional 300 landfill sites that the DOE has identified as being locations that would benefit from employing biogas recovery/electrical generation systems. The landfill market represents an excellent segment to target for initial sales efforts. Although this market is significantly smaller than the waste heat producer and solar market verticals, there is immediate opportunity to generate significant revenue for the company based on industry relationships which have been developed over the last two years. In addition, installation of the waste heat electricity units will provide landfill operators with improved emissions on a per kilowatt basis and increased revenue out of existing facilities and existing gas consumption. GDT offers a strong value proposition for landfill operators. An investment in GDT’s waste heat electricity system allows operators to increase their electrical generation output by 10-15% without increasing emissions. The additional electricity can be used to further reduce site operational costs. At sites that do not currently employ biogas electrical generation, the value proposition can be even more compelling. These sites use flares to burn methane gas entering the atmosphere. All of the heat generated during this combustion process is discarded into the environment. Integrating the waste heat electricity unit into these flares would enable operators to generate 500-1,000kW at a typical site. All of this electricity could be used to power landfill operations (e.g., grinders, conveyors, etc.) thus resulting in significantly reduced operational costs. The initial marketing effort will be directed at quickly securing a strong business base in the North American landfill business. This market segment has an immediate need for the products that GDT will sell. Management will first leverage their existing strong relationships with key contacts at large landfill power generators. Management will also use a small direct sales force of seasoned sales professionals to fully exploit this market by leveraging initial successes. This approach will allow the Company to access a large revenue base with a minimum of resources Petrochemical The petroleum refining industry alone accounts for 7% of the energy consumption in the United States. Tremendous quantities of heat are discarded as waste heat during the refining process. Due to the energy intensive nature of the petroleum refining process, converting this waste heat into useable electricity has significant positive impact on operational costs. Over the last decade, while technology continued to improve incrementally, energy intensity of the process has remained relatively constant. With the current period defined by low petroleum prices, high environmental costs, and low margins for refiners, improvements in operational efficiencies will receive increased attention as refiners struggle to increase profitability and reduce operational costs. Petrochemical operations in the US represent a $6.7 billion market (the total market being $13.6 billion) for the company’s the waste heat electricity unit. A typical large scale refinery will have onsite generation capacity of 30 megawatts for powering the refinery. A GDT waste heat electricity unit could augment this capacity by an additional 3 megawatts as well as adding further capacity through the capture of waste heat at the various flares and process stations. It is estimated that integrating a total solution in a large refinery could reduce their need to generate electricity by at least 15-20%.

Other Waste Heat Producers

The market analysis presented herein concentrates on energy-intensive manufacturing industries since this is where the bulk of the additional opportunity lies. The industries are: food and kindred products; paper and allied products; bulk chemicals; glass and glass products; hydraulic cement; blast furnaces and basic metal products; and aluminum. Virtually all waste heat produced by these industries is being discarded into the atmosphere, and represents a lucrative opportunity for GDT to convert it into useful electricity. The other energy-intensive industries listed above account for a $1.2 billion market for GDT ($2.2 billion total) based just on their combined natural gas usage. GDT estimates that the remaining total waste heat generated by the US industrial market (all inclusive) represents at least a $32 billion revenue opportunity for the company. However, the remaining market is not as concentrated as the sub-segments listed above. So, even though as a whole it is larger, it will take a longer period of time to enjoy significant penetration. Given the immediate sizable opportunities in the landfill, petrochemical waste heat, and solar commercial application segments and associated focused demands, “Other WasteHeat Producers” will only become a sales target after these initial segments are penetrated and early successes are realized.

Solar Applications

GDT believes there is a significant opportunity to employ solar heated parabolic panels to power its power production units and produce electricity for commercial, industrial and state funded customers (including schools and universities). The commercial real estate market is constantly seeking ways to reduce energy consumption. They are the ideal candidates for a solar powered electricity unit since many commercial buildings have large unobstructed roof areas that allow installation of the solar panels and the company’s unit.

RESEARCH AND DEVELOPMENT COSTS

There were no expenditures for research and development by GDT TEK, Inc. during fiscal year ended June 20, 2010.

EMPLOYEES

As of the date hereof, we have four full-time employees and three independent contractors. We hire independent contractors for sales personnel, technical support and installation expertise. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The following locations are the principal places of business of the Company, some of the Companies share facilities:

555 Winderely Place 300	985 University Av. #37
Orlando, Florida 32751	Los Gatos, CA 95032

The Company entered into lease agreements for an office space which expires on August 31, 2010 and November 2, 2011. The Company rents additional office space in Florida, on a month to month basis. Rent expense under these leases for the years ended June 30, 2010 and 2009 were $80,462 and $168,840, respectively. The annual minimum future lease payments required under the Company's operating leases are as follows.

June 30, 2011	$18,000
June 30, 2012	$1,500
Total	$19,500

ITEM 3.  LEGAL PROCEEDINGS

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter under the Symbol "GDTK" Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

	High	Low
2009 Fiscal Year ended June 30, 2009
1st QUARTER ended September 30, 2008	0.0004	0.0003
2nd QUARTER ended December 31, 2008	0.0002	0.0001

3rd QUARTER ended March 31, 2009	0.0001	0.0001
4th QUARTER ended June 30, 2009	0.0002	0.0001

2010 Fiscal Year ended June 30, 2010
1st QUARTER ended September 30, 2009	0.0002	0.0001
2nd QUARTER ended December 31, 2009	0.0001	0.0001

3rd Quarter ended March 31, 2010	0.0001	0.0001
4th Quarter ended June 30, 2010	0.0001	0.0001

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

QUALIFIED HOLDERS

As of June 30, 2010 there were approximately 1,383 shareholders holding certificated securities.

DIVIDENDS

We have paid no cash dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2010, the following securities were issued:

1,453,500,000 shares of common stock were issued for consulting services of $273,500.

500,000,000 shares of common stock were issued for legal expenses of $26,000 and prepaid expenses of $24,000.

141,100 shares of Series A Preferred Stock were issued for consulting services of $141,100.

50,000 shares of Series C Preferred Stock were issued for legal and consulting expenses of $50,000.

402,184 shares of Series A Preferred Stock were issued for the conversion of Notes Payable of $365,385 and related interest expenses of $16,799.

90,000 shares of Series C Preferred Stock were issued for the conversion of Notes Payable of $100,000 loan.

1,000,000 shares of Series A Preferred Stock were converted into 1,000,000 shares of common stock.

576,060 shares of Series C Preferred Stock were converted into 5,860,600,000 shares of common stock.

100,000,000 shares of common stock were converted into 20,000 shares of Series D Preferred Stock which are to be issued during the period ended December 31, 2009.

200,000,000 shares of common stock were purchased from Adobe Oil for $20,000 and subsequently canceled.

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

320,000 shares of Series D Preferred Stock were issued for $320 to Alpha Blue Inc. in lieu of 320,000 shares of Series A Preferred Stock that was owed to Alpha Blue in consideration of $208,489 paid for the Series A Preferred Stock

80,000 shares of Series D Preferred Stock were issued to MAKR Inc. in lieu of 80,000 shares of Series C Preferred Stock that was owed to MAKR in consideration of $106,544 paid for the Series C Preferred Stock.

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

MAKR’s stock subscription was $800,000 at June 30, 2008 and the payment of the $296,744 was received in the quarter ended September 30, 2008. At September 30, 2008 the remaining $97,856 was receivable and $405,400 was recorded as deemed dividend during the quarter ended September 30, 2008.

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

OVERVIEW

GDT Tek is engaged in bringing solutions to the market utilizing low temperature heat sources to produce electricity. Development on GDT’s prototype power unit started in 2000 and culminated with the completion of the first operational 15kW waste heat electricity unit in June of 2001. A follow on 50kW unit prototype was completed in May of 2002. After undergoing evaluation and further design refinement at the Republic Federal landfill site in Milpitas, California, GDT operated the upgraded unit at 150KW capacity for five years (production log attached) at the Republic Federal landfill producing revenue of each a month in power sales. The source of waste heat for GDT’s unit was a power plant generating electricity utilizing landfill methane gas. The power plant was operated by Fortistar.  According to the operating personnel at Fortistar, the GDT unit operated without any major interruptions. The maintenance of the unit corresponded with the maintenance of the feeder plant and came online with any problems or delay. While in operation, the GDT unit caused a noticeable drop in the feeder plant’s parasitic load.

The company has licensed patented waste heat to electric power generation technology and is driving its adoption by power plants, landfills and other waste-heat generating industries. GDT Tek's waste heat to electricity systems are powerful enough to serve as a primary energy source, highly efficient, immediately cash-flow positive when installed under a Power Purchase Agreement and are scalable with system sizes from 150 KW/Hr to 5000 KW/Hr currently available. The GDT Tek system has been proven through a long-term five year installation at a San Jose, California-area landfill. Waste heat captured from landfill-generated methane gas generator engine exhaust and radiator jacket coolant systems is used by the GDT Tek system to generate electricity which is then sold to the grid.

RTR Global Investments, LLC is a wholly owned subsidiary of GDT Tek, Inc. Its holds projects, contracts, and power purchase agreements for its parent company GDT Tek, Inc.

On June 23, 2010, the Company entered into an agreement to acquire 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric. On July 12, 2010, the Company completed the acquisition by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

On June 24, 2010, the Company entered into an agreement to sell all of the Company’s subsidiaries: Seamless Corp., Seamless Tek Labs, Inc., Seamless Tek Ware, Inc., and Seamless Sales LLC (collectively, the “Company’s subsidiaries”) to 1st Global Financial Corp. (“FGBF”) in consideration of 200,000 shares of Preferred A Stock of FGBF.

On July 12, 2010, the Company completed the acquisition of 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our selected financial information:

	2010	2009
Revenues	$--	$--
Cost of revenues	--	--
Gross Loss	--	--

Expenses:
Selling, general and admin.	189,839	91,610
Consulting	324,264	--
Legal	22,569	--
Officer Payroll	300,000	300,000
Financing	8,000	--
Total Expenses	844,672	391,610
Loss from operations	(844,672)	(391,610)

Other expenses
Cancellation of indebtedness	--	48,477
Loss on impairment of fixed assets	--	--
Unrealized Loss from change in derivatives liabilities	(1,633,404)	(1,584,113)
Interest expense-amortization of debt discount	(772,472)	(399,940)
Interest expense–other	(122,672)	(21)
Total other expense	(2,528,548)	(1,935,597)

Income/ (loss) from continuing operations before income taxes	(3,373,220)	(2,327,207)
Income taxes (benefit)	--	--
Net Income/ (loss) from continuing operations	(3,373,220)	(2,327,207)

Discontinued operations
Loss form discontinued operations before income taxes	(2,611,426)	(5,146,384)
Income taxes (benefit)	--	--
Loss before income taxes	(5,984,646)	(7,473,591)
Net loss	(5,984,646)	(7,473,591)

Preferred C stock dividends-deemed	--	(405,400)

Net loss available to common stockholders	$(5,984,646)	$(7,878,991)
Basic and Diluted loss per common shares
Loss from continuing operations, after preferred dividends	$--	$--
Loss from discontinued operations	--	--
Net loss available to common stockholders	$--	$--

Weighted average basic and diluted common shares	16,278,455,652	2,877,813,045

FISCAL YEAR ENDED JUNE 30, 2010 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2009 (AUDITED)

During the fiscal years ended June 30, 2010 and June 30, 2009 the company did not generate revenue due the company being a development stage Company.

We had a net loss of $(3,373,220) from continuing operations the fiscal year ended June 30, 2010 as compared to a net loss from continuing operations of$(2,327,207) for the year ended June 30, 2009. The net loss overall which includes discontinued operations was $(5,984,646) for the fiscal year ended June30, 2010 as compared to the net loss overall which includes discontinued operations was $(7,878,991) for the fiscal year ended June 30, 2009.

OTHER: During the fiscal year ended June 30, 2010 the following expenses were incurred with funding the Company

Interest Expenses, Financing fees and Derivatives liabilities

Amortization of Debt Discount	(772,472)
Financing fees	(122,672)
Unrealized loss from change in derivative liabilities	(1,633,404)

These expenses will continue to occur as the company continues to raise capital through loan agreements, convertible preferred and convertible debenture agreements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations activities of $(590,081) for the year ended June 30, 2010 decreased by $(775,115) over the net cash used in operational activities of $(1,365,196) for the same period for the year ended June 30, 2009.

Net cash provided by financing activities of $590,081 for the year ended June 30, 2010 decreased by $(775,115) over the net cash provided by financing activities of $1,365,196 for the same period for the year ended June 30, 2009.

As a result of the Company's in net operating losses, our working capital deficiency has increased. We have funded our losses through loans secured by preferred stock or by the purchase of preferred stock. Repayments of certain loans occurred by the lender taking possession of the collateral. We anticipate these losses to continue through June 30 2011.

We have a working capital deficiency of $14,120,695 as of June 30, 2010 compared to a working capital deficiency of $7,207,058 as of June 30, 2009.

The increase in the working capital deficiency is due the increase in preferred stock liability and convertible debt liability which was offset in part by an increase in loans payable. We expect the working capital deficient to remain constant within its current range till the company has sales.

The Company will continue to seek additional debt and equity financing.

After fiscal year ended June 30, 2010 the company raised additional capital through debt and equity financing as follows

Funds Received
Proceeds from loans	63,500
Proceeds from convertible loan	518,000
Net cash provided by financing activities	581,500

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

Reclassifications

Certain reclassifications have been made in the fiscal year 2010 financial statements to conform to the fiscal year 2009 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Investments

Marketable Securities

The Company considers all of its investments in marketable securities as available- for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders' deficit. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations as Other income. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred.

Non-Marketable Securities

The Company uses either the cost or the equity method of accounting to account for its long-term, non-marketable investment securities. If the Company determines that another-than-temporary decline exists in a non-marketable equity security, the Company writes down the investment to its fair value and records the related write- down as an investment loss in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification define fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to a fair valuation of these assets and liabilities and are as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets in non-active markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of Common Stock outstanding.

Common stock equivalents such as convertible preferred stock and convertible debentures, etc were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification™ (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, Securities and Exchange Commission (“SEC”) registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on our financial position or results of operations.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

INCOME TAXES

The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carry forwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carry forwards are expected to be realized. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided as necessary.

At June 30, 2010, the Company has net operating loss that will be offset against future taxable income. No tax benefit has been reported in the year ended June 30, 2010 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2010.

The Company is no longer subject to federal of state and local income tax examination by tax authorities for the years before 2006.

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

INFLATION

The moderate rate of inflation over the past few years has had an insignificant impact on our operations during the period.

CAPITAL EXPENDITURES

There were no capital expenditures during the 2010 fiscal year.

NET OPERATING LOSS CARRY FORWARDS

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carry forwards of approximately $34,500,000 and $28,000,000 at June 30, 2010 and June 30, 2009 respectively to offset future taxable income. Such carry forwards expire in the years beginning 2022. The deferred tax asset recorded by the Company as a result of these tax loss carry forwards is approximately $11,900,000 and $9,500,000 at June 30, 2010 and 2009 respectively. The Company has reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2009.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, management preformed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), and evaluation of the effectiveness of our disclosures controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that a material weakness exists in the internal controls as of June 30, 2010.

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

This annual report does not include any attestation report of the company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. We will be subject to this requirement for our current fiscal year ending June 30, 2010

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the company plans to take steps to rectify these material weaknesses in the future which includes in part weekly reviews of accounts payable and accounts receivable by the chief financial officer with the new accounting personnel. While all of material weaknesses have not been remediated to date, we believe that all weaknesses identified will be remediated by the next reporting period.

ITEM 9B OTHER INFORMATION

On June 23, 2010, the Company entered into an agreement to acquire 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric. On July 12, 2010, the Company completed the acquisition by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

On June 24, 2010, the Company entered into an agreement to sell all of the Company’s subsidiaries: Seamless Corp., Seamless Tek Labs, Inc., Seamless Tek Ware, Inc., and Seamless Sales LLC (collectively, the “Company’s subsidiaries”) to 1st Global Financial Corp. (“FGBF”) in consideration of 200,000 shares of Preferred A Stock of FGBF.

On July 12, 2010, the Company completed the acquisition of 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name	Age	Position

Albert R. Reda	64	Director, Chief Executive Officer, Chief Financial Officer, Secretary

ALBERT R. REDA, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR. Mr. Reda joined us in November 1998 and has held management positions and Has been a director of the Company since 1998. Mr. Reda received his Bachelor of Science Degree from California State University, Long Beach, with a major in engineering.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other Compensation
						Compensation	Earnings		Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Albert R. Reda, CEO,	2010	$300,000	$0	$0	$0	$0	$0	$0	$300,000
CFO, Secretary
(Principal Executive
Officer)
	2009	$300,000	$0	$0	$0	$0	$0	$0	$300,000

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended June 30, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of June 30, 2010.

	Option Awards						Stock Awards
	Number of securities underlying unexercixed options (#)	Number of securities underlying unexercised options (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards Market or Payout value of unearned shares, units or other rights that have not vested ($)
	Unexercisable	Unexercised
Albert R. Reda, CEO, Secretary (Principal Executive Officer)	-0-	-0-	-0-	$-0-	-0-	-0-	-0-	-0-	-0-

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

Note on February 15, 2008 there was a 10,000 for one stock split

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership (2)
Albert R. Reda, CEO, CFO, Secretary, Director	1,021,770,000(3)	6.4%
________________
*Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

(1) C/o our address, 2816 E. Robinson St., Orlando, Florida 32803, unless otherwise noted.

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
14-c

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

DEMETRIUS & COMPANY LLC

Demetrius was our independent auditor and examined our financial statements for the fiscal years ending June 30, 2010 and June 30, 2009.

Demetrius' fees charged were as follows for the fiscal years ended June 30, 2010 and 2009 for professional services rendered:

	2010	2009

Auditing services	$54,000	$60,000
Other audit services	0	0
Income tax services	0	0
Other	0	0
	$54,000	$60,000

AUDIT COMMITTEE

We do not have an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

GDT TEK, INC.

Dated: July 25, 2011	By:	/s/ Albert R. Reda
Albert R. Reda
Director, Chief Executive Officer, Chief Financial Officer, and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GDT Tek, Inc. f/k/a Seamless Corporation

We have audited the accompanying consolidated balance sheets of GDT Tek, Inc. f/k/a Seamless Corporation (a development stage company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2010 and 2009 and the period June 24, 2011 (inception of developmental stage) through June 30, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GDT Tek, Inc. f/k/a Seamless Corporation ( a development stage company) as of June 30, 2010 and 2009, and the results of its consolidated operations and their cash flows for each of the two years in the period ended June 30, 2010 and 2009 and the period June 24, 2011 (inception of developmental stage) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GDT Tek, Inc. f/k/a Seamless Corporation (a development stage company) will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Demetrius & Company, L.L.C

Wayne, New Jersey
 July 25, 2011

GDT TEK, INC
F/K/A SEAMLESS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
		(Audited)
ASSETS		(Restated)

Current assets
Current assets from discontinued operations	$3,300	$24,094

Total current assets	3,300	24,094

Other investment	1,000,000	-
Note receivable	-	-
Other assets from discontinued operations	13,910	2,091,241

TOTAL ASSETS	1,017,210	2,115,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	491,503	136,951
Convertible debt (net of discount of $111,348 and $509,820 at June 30, 2010 and 2009, respectively)	765,502	399,941
Notes payable - related party	10,000	-
Notes payable	53,500	-
Payable to officer	348,883	6,738
Convertible debt conversion feature liability	3,795,760	1,426,044
Preferred stock liabilities	3,677,467	3,088,805
Stock conversion liabilities	3,677,467	822,602
Current liabilties from discontinued operations	1,303,912	1,350,071

Total current liabilities	14,123,994	7,231,152

Commitments and contingencies

Stockholders' equity (deficit)
Preferred A stock, par value $0.001; 2,000,000 shares authorized,1,046,527 and 449,493 shares issued and outstanding at June 30, 2010 and 2009, respectively.	1,046	449
Preferred B stock, par value $0.001; 1,000,000 shares authorized, zero shares issued and outstanding	-	-
Preferred C Stock, par value $.0.001; 3,000,000 shares authorized,2,630,940 and 1,852,000 shares issued and outstandingat June 30, 2010 and 2009, respectively	2,631	1,852
Preferred D Stock, par value $.0.001; 4,000,000 sahres authorized, 1,321,848 and 1,286,848 shares issued and outstandingat June 30, 2010 and 2009, respectively.	1,322	1,287
Common stock, par value $0.001; 39,990,000,000 shares authorized, 19,724,424,763 and 10,348,080,963 shares issued and outstandingat June 30, 2010 and 2009, respectively.	19,724,425	10,348,081
Additional paid-in capital	1,808,292	13,192,369
Deficit accumulated during development stage	(21,698)	-
Accumulated deficit	(34,522,801)	(28,559,854)

Total stockholders' deficit	(13,006,783)	(5,015,816)

Less: Treasury stock at cost	(100,000)	(100,000)

Stockholders' deficit	(13,106,783)	(5,115,816)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,017,210	$2,115,335

The accompanying notes are an integral part of these financial statements.

GDT TEK, INC.
F/K/A SEAMLESS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			June 24, 2010
	For the years ended June 30,		(Inception) to
	2010	2009	June 30, 2010

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross Loss	-	-	-

Expenses
Selling, general and admin	188,108	91,610	1,730
Consulting	323,264	-	1,000
Legal	22,569	-	-
Officer payroll	294,204	300,000	5,796
Financing	8,000	-	-

Total expenses	836,145	391,610	8,526

Loss from operations	(836,145)	(391,610)	(8,526)

Other expenses
Cancellation of indebtness	-	48,477	-
Loss on impairment of fixed assets	-	-	-
Unrealized loss from change in derivative liabilities	(1,631,613)	(1,584,113)	(1,791)
Interest expense - amortization of debt discount	(762,749)	(399,940)	(9,723)
Interest expense - other	(121,014)	(21)	(1,658)

Total other expense	(2,515,376)	(1,935,597)	(13,172)

Income/(loss) from continuing operations before income taxes	(3,351,521)	(2,327,207)	(21,698)
Income taxes (benefit)	-	-	-

Net Income/(loss) from continuing operations	(3,351,521)	(2,327,207)	(21,698)

Discontinued operations
Loss from discountinued operations before income taxes	(2,611,426)	(5,146,384)	-
Income taxes (benefit)	-	-

Loss before income taxes	(5,962,947)	(7,473,591)	(21,698)

Net loss	(5,962,947)	(7,473,591)	(21,698)

Preferred C stock dividends-deemed	-	(405,400)	-

Net loss available to common stockholders	$(5,962,947)	$(7,878,991)	$(21,698)

Basic and diluted loss per share
Loss from continuing operations, after preferred dividends	$-	$-	$-

Loss from discontinued operations	$-	$-	$-

Net loss per share available to common stockholders	$-	$-	$-

Weighted average basic and diluted shares	16,278,455,652	2,877,813,045	16,278,455,652

The accompanying notes are an integral part of these financial statements.

GDT TEK, INC.
F/K/A SEAMLESS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period
			June 24, 2010
	For the years ended June 30,		(Inception) to
	2010	2009	June 30, 2010
Cash flows used in operating activities
Net loss	$(5,962,947)	$(7,878,991)	$(21,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	2,611,426	5,146,384
Amortization of debt discount	762,749	399,940	9,723
Unrealized loss from change in derivative liabilities	1,631,613	1,584,113	1,791
Non-cash financing fee	8,000	-
Cancellation of indebtedness	-	(48,477)
Issuance of preferred stock for interest expense	16,799	-
Issuance of common stock for services	10,000	10,000
Issuance of preferred stock for services	200,000	-
Preferred stock dividend - deemed	-	405,400
Changes in operating assets and liabilities
Increase / (decreased) in accounts payables and accrued expenses	351,764	(199,613)	2,788
Increase / (decreased) in payables to officer	335,349	(168,136)	6,796

Net cash used by operating activities of continued operations	(35,247)	(749,380)	(600)
Net cash used by operating activities of discontinued operations	(554,234)	(615,816)	-

Net cash used in operating activities	(589,481)	(1,365,196)	(600)

Cash flows used in financing activities
Proceeds from sale of Common Stock	-	28,350	-
Proceeds from sale of Preferred A Stock	-	229,150	-
Proceeds from sale of Preferred C Stock	-	296,744	-
Proceeds from notes - related party	10,000	-	-
Proceeds from notes	53,500	101,194	-
Proceeds from convertible notes	518,000	712,688	-
Bank overdraft of discontinued operations	7,981	-	600

Net cash provided by financing activities of continuing operations	589,481	1,368,126	600
Net cash provided by financing activities of discontinued operations	-	(2,930)	-

Net cash provided by financing activities	589,481	1,365,196	600

Increase in cash for continuing operations	554,234	618,746	-
(Decrease) in cash for discontinued operations	(554,234)	(618,746)	-
Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GDT TEK, INC.
F/K/A SEAMLESS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

Noncash investing and financing activities:	2010	2009
Preferred A stock issued for conversion of preferred C stock
Preferred A and Preferred C stock issued for notes payable and interest expense
Preferred A stock issued for legal and consulting expenses	$-	$50,000
Deemed dividends recorded for Preferred C stock	$465,385	$-
Preferred C stock issued for legal expenses	$1,100	$-
Preferred C stock issued for investment	$-	$405,400
Preferred D stock issued for investment	$50,000	$-
Common stock and preferred A stock issued for conversion of Preferred C stock	$1,000,000	$-
Common stock issued for conversion of preferred A stock	$15,000	$-
Common stock issued for conversion of preferred C stock	$-	$50,000
Common stock issued for legal and consulting expenses	$100,000	$1,380,819
Stock conversion liabilities	$75,000	$48,000
	$277,866	$-
	$3,677,467	$822,602

The accompanying notes are an integral part of these financial statements.

GDT TEK, INC.
F/K/A SEAMLESS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

											Accumulated
	Convertible Preferred Stock				Preferred Stock		Common Stock		Additional	Stock	Deficit during
	Series A, $0.001 Par		Series C, $0.001 Par		Series D, $0.001 Par		$0.001 Par		Paid-In	Subscription	Development	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit	Stock	Totals
Balance at June 30, 2008	692,312	$692	2,700,000	$2,700	-		227,890,963	$227,891	$25,652,469	$(1,200,000)	$-	$(20,680,863)	$100,000	$3,902,889
Common Stock issued for conversion of Preferred A Stock	(251,819)	(252)					2,518,190,000	2,518,190	(2,517,938)					-
Common Stock issued for services							10,000,000	10,000						10,000
Common Stock and Preferred A Stock issued conversion of Preferred C Stock	4,000	4	(50,000)	(50)			10,000,000	10,000	(9,954)					-
Subscription receivable paid for Preferred C Stock issued in prior year									(296,744)	800,000				503,256
Preferred Stock D Issued					1,286,848	1,287			668,796					670,083
Preferred Stock C converted to Common Stock			(748,000)	(748)			7,480,000,000	7,480,000	(7,479,252)					-
Preferred Stodck A issued for conversion of Preferred C Stock	5,000	5	(50,000)	(50)					45					-
Preferred A and C Stock reclassified as a derivative liability									(2,020,977)					(2,020,977)
Common Stock issued for payment of debt							102,000,000	102,000	(81,475)					20,525
Adjustment for cancellation of subscription										400,000				400,000
Adjustment to additional paid-in capital									(722,601)					(722,601)
Net loss for the period												(7,878,991)		(7,878,991)
Balance at June 30, 2009	449,493	449	1,852,000	1,852	1,286,848	1,287	10,348,080,963	10,348,081	13,192,369	-	-	(28,559,854)	100,000	(5,115,816)
Common Stock issued for services							1,250,000,000	1,250,000	(1,188,500)					61,500
Common Stock issued for conversion from Preferred C Stock and Preferred A Stock	(100,000)	(100)	(586,060)	(586)			7,820,000,000	7,820,000	(6,895,925)					923,389
Common Stock issued for repayment of A/P							703,500,000	703,500	(633,150)					70,350
Common Stock cancelled due to overissuance							(297,156,200)	(297,156)	124,870					(172,286)
Preferred A Stock issed for consulting services	141,100	141							59,860					60,001
Preferred A Stock issued for repayment of debt	402,184	402							(20,070)					(19,668)
Preferred A Stock issued for conversion from Preferred C Stock	200,000	200	(200,000)	(200)										-
Preferred A Stock cancelled	(46,250)	(46)												(46)
Preferred C Stock issued for repayment of debt			590,000	590					9,910					10,500
Preferred C Stock issued for investment			1,000,000	1,000										1,000
Preferred C Stock issued for repayment of A/P			50,000	50					14,985					15,035
Preferred C Stock cancelled			(75,000)	(75)										(75)
Preferred D Stock issued for reversed conversion from common stock					20,000	20	(100,000,000)	(100,000)	-					(99,980)
Preferred D Stock issued for investment					15,000	15								15
Adjustment to additional paid-in capital									(2,856,057)					(2,856,057)
Net loss for the period											(21,698)	(5,962,947)		(5,962,947)
Balance at June 30, 2010	1,046,527	1,046	2,630,940	2,631	1,321,848	1,322	19,724,424,763	19,724,425	1,808,292	-	(21,698)	(34,522,801)	100,000	(13,106,783)

The accompanying notes are an integral part of these financial statements.

GDT TEK, Inc.
f/k/a SEAMLESS CCOPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Operations

Prior to December 31, 1997, GDT TEK, Inc. formerly, Seamless Corporation, (the “Company”) was in the food product manufacturing business and formerly known as International Food and Beverage, Inc.  The Company changed its name from International Food & Beverage, Inc. to Internet Business’s International, Inc., and reincorporated the Company on December 8, 1998 in the state of Nevada. The Company ceased operations during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company changed its name to Alpha Wireless Broadband, Inc, and started a wireless operation through its wholly owned subsidiary Skyy-Fi, Inc a Nevada Corporation. Skyy-Fi began providing access to the Internet, by installing equipment in locations such as hotels and coffee shops for use by their patrons for a fee or free basis. As of June 30, 2008, Skyy-Fi closed the internet service and tech support for these locations.

In May 2005, the Company changed its name from Alpha Wireless Broadband, Inc. to Seamless Wi-Fi, Inc, which was approved by the Board of Directors and its subsidiary from Skyy-Fi, Inc. to Seamless Skyy-Fi, Inc.

In December 2005, the Company started a hosting company Seamless Internet offering Seamless clients a high-security hosting facility.

In November 2009, GDT TEK, Inc., a Florida Corporation merged with a subsidiary of Seamless Corporation, a Nevada corporation. Seamless Corporation survived the subsidiary's merger with GDT TEK, Inc. thereafter all assets and liabilities remained the responsibility of Seamless Corporation after the merger. Seamless Corporation thereafter became a wholly owned subsidiary of GDT TEK, Inc.

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

On June 23, 2010, the Company entered into an agreement to acquire 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric. On July 12, 2010, the Company completed the acquisition by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

On June 24, 2010, the Company entered into an agreement to sell all of the Company’s subsidiaries: Seamless Corp., Seamless Tek Labs, Inc., Seamless Tek Ware, Inc., and Seamless Sales LLC (collectively, the “Company’s subsidiaries”) to 1st Global Financial Corp. (“FGBF”) in consideration of 200,000 shares of Preferred A Stock of FGBF.

In June 2010, the Company became a Development stage company in the development and deployment of renewable (GREEN) electrical power

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

Development Stage Company

We are considered to be in the development stage as defined by accounting principles generally accepted in the United States (“GAAP”). We have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

Reclassifications

Certain reclassifications have been made in the fiscal year 2010 financial statements to conform to the fiscal year 2009 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Investments

Marketable Securities

The Company considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders' deficit. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations as Other income. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred.

Non-Marketable Securities

The Company uses either the cost or the equity method of accounting to account for its long-term, non-marketable investment securities. If the Company determines that an other-than-temporary decline exists in a non-marketable equity security, the Company writes down the investment to its fair value and records the related write-down as an investment loss in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification define fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to a fair valuation of these assets and liabilities and are as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

• Quoted prices for similar assets or liabilities in active markets;
• Quoted prices for identical or similar assets in non-active markets;
• Inputs other than quoted prices that are observable for the asset or liability; and
• Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of Common Stock outstanding.

Common stock equivalents such as convertible preferred stock and convertible debentures, etc were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification™ (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, Securities and Exchange Commission (“SEC”) registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on our financial position or results of operations.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Income Taxes

The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carry forwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carry forwards are expected to be realized. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided as necessary.

At June 30, 2010, the Company has net operating loss that will be offset against future taxable income.  No tax benefit has been reported in the year ended June30, 2010 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2010.

The Company is no longer subject to federal of state and local income tax examination by tax authorities for the years before 2006.

Note 3: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has experienced significant losses in recent years. At June 30, 2010, the Company had an accumulated deficit of $34,544,500.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4: Discontinued Operations

On June 24, 2010, the Company ceased the its business operations and entered into an agreement to sell all of the Company’s subsidiaries: Seamless Corp., Seamless Tek Labs, Inc., Seamless Tek Ware, Inc., and Seamless Sales LLC (collectively, the “Company’s subsidiaries”) to 1st Global Financial Corp. (“FGBF”) in consideration of 200,000 shares of Preferred A Stock of FGBF. Subsequently, the Company and FGBF agreed to increase the consideration to 500,000 shares of Preferred A Stock of FGBF.

On October 18, 2010, the Company and FGBF renegotiated the transaction. The parties revised the consideration by cancelling the 500,000 shares of Preferred A Stock of FGBF; and in return, the Company will receive a note receivable from Integrated Resources Tech, Inc in the amount of $2,000,000 in exchange for the Company’s subsidiaries.

The Company recognized $2,000,000 gain on the sale of discontinued operations. The Company also made a reserve of $2,000,000 on the note receivable due to its collectability.

The carrying amount of the assets and liabilities of the discontinued operations at June 30, 2010 and June 30, 2009, were as follows:

	June 30, 2010	June 30, 2009
Assets
Cash	$-	$-
Other current assets	3,300	24,094
Property and equipment, net	-	2,077,331
Security deposit	13,910	13,910
Assets of discontinued operations	$17,210	$2,115,335

Liabilities
Accounts payables and accrued expenses	942,258	988,417
Other current liabilties	600	600
Other liabilties	361,054	361,054
Liabilities of discontinued operations	$1,303,912	$1,305,071

Note 5: Stockholder’s Equity

The Company reorganized as a Florida Corporation in November, 2009.  According to the certificate of incorporation as amended July 29, 2010, the Company is authorized to issue 39,990,000,000 shares of common stock, par value $0.001 per share, 2,000,000 shares of convertible Series A Preferred Stock, par value $0.001 per share, 1,000,000 shares of convertible Series B Preferred Stock, par value $0.001 per share, and 3,000,000 shares of convertible Series C Preferred Stock, par value $0.001 per share, and 4,000,000 shares of convertible Series D Preferred Stock, par value $0.001 per share.

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

Liquidation Rights  In the event of any liquidation, dissolution or winding up of the corporation, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series “A” “B” “C” “D” Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets of surplus funds of the corporation to the holders of junior capital stock, including Common Stock, an amount equal to approximately $1.98 per share.

Dividends The Preferred Stock shall not be entitled to receive any dividends.

Conversion Rights Each share of Series “A” Preferred Stock shall be convertible, at the option of the holder, into 10,000 fully paid and non-assessable shares of the Company’s Common Stock.  Each share of Series “B” Preferred Stock shall be convertible, at the option of the holder, into 1,000 fully paid and non-assessable shares of the Company’s Common Stock. Each share of Series “C” Preferred Stock shall be convertible at the option of the holder, based upon the following formula.  One Share of “C” Preferred Stock shall convert into One Dollar worth of fully paid and non-assessable shares of the Company’s Common Stock based upon the most recent 10 day average closing price effective the date of receipt of the conversion request.  Each share of Series “D” shall have no conversion rights.

Voting Rights The holders of shares of Preferred Stock “A” “B” “C” shall NOT be entitled to vote on any matters considered and voted upon by the corporation’s Common Stock.  Preferred Stock “D” with voting rights as follows.  One share of Series of “D” will be equivalent to voting 10,000 shares of common stock.

Mandatory Redemption There shall be no mandatory redemption for preferred stocks.

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

MAKR’s stock subscription was $800,000 at June 30, 2008 and the payment of the $296,744 was received in the quarter ended September 30, 2008. At September 30, 2008 the remaining $97,856 was receivable and $405,400 was recorded as deemed dividend during the quarter ended September 30, 2008.

Antigua LLC paid $100,000 for 500,000 shares of the Series A Preferred Stock which was issued in the year ended June 30, 2008.

During the fiscal year ended June 30, 2010, the following securities were issued:

1,453,500,000 shares of common stock were issued for consulting services of $273,500.

500,000,000 shares of common stock were issued for legal expenses of $26,000 and prepaid expenses of $24,000.

141,100 shares of Series A Preferred Stock were issued for consulting services of $141,100.

50,000 shares of Series C Preferred Stock were issued for legal and consulting expenses of $50,000.

402,184 shares of Series A Preferred Stock were issued for the conversion of Notes Payable of $365,385 and related interest expenses of $16,799.

90,000 shares of Series C Preferred Stock were issued for the conversion of Notes Payable of $100,000 loan.

1,000,000 shares of Series A Preferred Stock were converted into 1,000,000 shares of common stock.

576,060 shares of Series C Preferred Stock were converted into 5,860,600,000 shares of common stock.

100,000,000 shares of common stock were converted into 20,000 shares of Series D Preferred Stock which are to be issued during the period ended December 31, 2009.

200,000,000 shares of common stock were purchased from Adobe Oil for $20,000 and  subsequently canceled.

143,656,200 shares of common stock issued for web design expense of $14,366 were cancelled.

1,000,000 shares of Series C Preferred Stock were issued in exchange for stocks as an investment of $1,000,000 in Nexia Holdings.

Beneficial Conversion-Deemed Dividend

As a result of the issuance of series A preferred convertible stock, the Company recorded a “Deemed Dividend” in the amount of $405,400.  The deemed dividend is the result of the conversion price, at issuance, being less than the common stock market price, at issuance, since the preferred stock was immediately convertible.  This is considered a “beneficial conversion feature” and is shown as a deemed dividend on the statement of operations for the year ended June 30, 2009.

Note 6: Investment

On December 18, 2009, the Company issued 1,000,000 shares of Series C Preferred Stock valued at $1,000,000 in exchange for the 200,000 shares of Series C Preferred Stock of Nexia Holdings, Inc. The 200,000 shares are convertible into $1,000,000 of the underlying common stock at the market price of that stock on the date of conversion.

Note 7:  Convertible Instruments

The Company has the following convertible instruments outstanding:

$150,000 Senior Secured Convertible Promissory Note, Due February 11, 2010

This Note carries interest at 10% per annum, payable monthly.  This Note is convertible into common stock at the holder’s option at a conversion price of the lesser of:  (a) $.0001 and (b) sixty percent (60%) of the average of the three (3) lowest closing bid prices for the ten (10) trading days immediately preceding the conversion date.  This note is secured by a first priority security interest in certain assets of the Company.

Convertible Promissory Notes
$50,000, due December 9, 2009
$100,000, due October 14, 2009
$150,000, due August 19, 2009
$100,000, due July 15, 2009
$150,000, due February 12, 2010
$309,760, due June 21, 2010
$60,000, due June 30, 2010
$64,000 due on September 11, 2010
$18,000 due on August 6, 2010

These Notes carries interest at 7% per annum and are convertible into common stock as follows:  Unpaid principal and accrued but unpaid interest divided by the lesser of (a) $5.00 or (b) the product of 50% discount to market times 10,000.

$150,000 due on October 2, 2010
$90,000 due on November 12, 2010
$60,000 due on December 9, 2010
$76,000 due on December 22, 2010

These Notes carries interest at 10% per annum and are convertible into common stock as follows:  Unpaid principal and accrued but unpaid interest at $0.0001 or $0.00001 in the event the Company’s common stock is delisted from the OTC Bulletin Board and is no longer subject to the reporting requirements of the Exchange Act.

The conversion feature embedded within all of the above Notes has been classified as a derivative liability and has been fair valued using the Black Scholes option pricing model at June 30, 2010, in accordance with ASC 815.  Pursuant to accounting standard, the conversion feature has been classified as a derivative liability, with the corresponding change in value reported in the statement of operations, because the conversion option of each note could potentially require the issuance of an unlimited number of common shares as a result of the conversion.

The fair value of the conversion feature (the “Feature”) was $3,795,760 at June 30, 2010. The Feature was originally valued at $5,344,707 at issuance. However, since the value of the options at issuance exceeded the face amount of the debt, the Company recognized a loss of $4,060,947 as a result of the issuance of these Notes.  The change in fair value related to these options was $1,633,404 for the year ended June 30, 2010.

As a result of the issuance of all these Notes, the Company recorded a discount on the Convertible Debt of $1,283,760.  The discount that was amortized to interest expense during the year ended June 30, 2010 was $772,472.

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

The Preferred A stock is convertible into 10,000 shares of common stock for each share of Preferred A stock. At June 30, 2010, there were 1,046,527 shares of Preferred A stock outstanding. Therefore, 10,465,270,000 shares of common stock would have to be issued (based on the common stock price of $0.0001 at June 30, 2010) when the Preferred A Stock are converted. The fair value of Preferred A stock that is convertible into common stock is reflected as a liability at June 30, 2010 of $1,046,527.

The Preferred C stock is convertible into common stock valued at $1 per share based on the number of outstanding Preferred C shares outstanding.  At June 30, 2010, there were 2,630,940 shares of Preferred C stock outstanding.  The fair value of Preferred C stock that is convertible into common stock is reflected as a liability at June 30, 2010 of $2,630,940. Therefore, 26,309,400,000 shares of common stock would have to be issued (based on the common stock price of $.0001 at June 30, 2010).

Note 9:  Stock Conversion Liability

The required shares of common stock that is needed to have the entire convertible instruments above to be converted exceeded the authorized common stock of the Company, therefore the Company recorded Stock conversion liabilities of $3,677,467 with a reduction to additional paid-in capital at June 30, 2010.

Note 10:  Notes payables

The Company obtained the following debt financing:

Short-term Notes
$5,000 due on October 21, 2010
$10,000 due on December 16, 2010
$2,000 due on February 22, 2011
$5,000 due on March 23, 2011
$5,000 due on April 1, 2011
$10,000 due on April 27, 2011
$2,500 due on May 17, 2011
$10,000 due on June 1, 2011
$4,000 due on June 23, 2011

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

Note 11:  Subsequent Events

On July 12, 2010, the Company completed the acquisition of 100% of RTR Global Investments, LLC along with its first Power Purchase Agreement with Pacific Gas and Electric by issuing 100,000 shares of Preferred A Stock Valued at One hundred thousand dollar ($100,000).

On October 18, 2010, the Company and FGBF renegotiated the sale of discontinued operations. The parties revised the consideration by cancelling the 500,000 shares of Preferred A Stock of FGBF; and in return, the Company will receive a note receivable from Integrated Resources Tech, Inc in the amount of $2,000,000 in exchange for the Company’s subsidiaries.

On April 29, 2011, the Company entered into an exclusive licensing agreement with Steriwave Hungary Ltd., a British corporation.  Under the licensing agreement, the Company granted exclusive rights to market, distribute, and deploy the Company’s technology that converts heat and/or waste heat into electricity in certain European countries.  The countries covered by the agreement include Italy, Spain, Romania, Slovakia, and the United Kingdom.  The initial term of the agreement is for 18 months, and will be automatically renewable for an additional 15 years upon funding of the first European electricity generating project obtained by Steriwave utilizing the Company’s technology.  Steriwave will provide funding for the waste heat to electricity projects.  The parties will split the gross profit from projects covered by the agreement 70% to Steriwave and 30% to the Company until the principle investment of Steriwave is paid back, and thereafter, the parties shall split gross profits 50% each.  The Exclusive License Agreement is attached thereto as Exhibit 10.2.

On May 1, 2011, the Company’s wholly owned subsidiary, RTR LLC, entered into an operating agreement with Steriwave Hungary Ltd. governing the operation of a new limited liability corporation the parties plan to form in the State of Florida.  The new corporation will be named Green Day Technology, LLC.  Pursuant to the operating agreement, RTR will receive a 50% interest in exchange for assigning the rights to the 6 1.5 MW/hr. Power Purchase Agreements (PPA) with Pacific Gas and Electric and for providing the knowledge and expertise to deploy the Waste Heat to Electricity units at the 6 locations.  Steriwave will receive a 50% interest in exchange for providing loans of up to $23,000,000 to the new corporation in order to deploy the equipment at  the 6 land fill site as required for the 6 PPA’s RTR has with Pacific Gas & Electric.  Under the operating agreement, Steriwave shall have majority voting rights until such time as the loans provided the new corporations are repaid, and thereafter, the parties shall vote 50/50.  The parties will split the gross profit from the 6 PPA’s 75% to Steriwave and 25% to RTR until the loans made by Steriwave are paid back, and thereafter, the parties shall split gross profits 50% each.

On May 14, 2011 GDT TEK, Inc entered into an agreement with Steriwave Hungary, LTD.(“SH”), where SH will advance Three Hundred Thousand Dollars ($300,000) for the purposes of moving Engine Number ONE from its present location at the Dixon Landing Land fill to the Guadalupe Land fill. GDT TEK, subsidiary RTR LLC will provide the expertise to move the equipment and bring the unit on line within 6 months of initial receipt of funds. Per this agreement from the operating profits 80% will be paid to SH and 20% will be paid to RTR LLC, until the Three Hundred Thousand Dollars ($300,000) is paid back to SH. Once the $300,000 is paid back then the profits will be split 50% to SH and 50% paid to RTR LLC. As a condition to the funding the Company will cause 20 percent of its authorized common shares to be issued to SH as collateral for the loan. The collateral will be refunded after GDT TEK has repaid the $300,000 loan.  As of June 30, 2011, SH has funded approximately $158,000 of the loan.

Note 12:  Unaudited Pro Forma

On June 23, 2010 the Company acquired RTR Global Investments LLC as its wholly owned subsidiary.

The following Unaudited Pro Forma Financials and related Notes are compiled as if the acquisition occured July 1, 2009.

GDT TEK, INC. AND RTR GLOBAL INVESTMENT LLC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
JUNE 30, 2010

		(a)	(b)
			RTR Global	Pro Forma Adjustments		Pro Forma
		GDT Tek, Inc.	Investment LLC	Debit	Credit	Consolidated

ASSETS

Current assets
Cash		$-	$8			$8
Current assets from discontinued operations		3,300	-			3,300

Total current assets		3,300	8			3,308

Other investment		1,000,000	-			1,000,000
Note receivable		-	-			-
Distribution rights	(c)	-	1,667,588			1,667,588
Goodwill		-	-			-
Other assets from discontinued operations		13,910	-			13,910

TOTAL ASSETS		1,017,210	1,667,596			2,684,806

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses		491,504	-			491,504
Bank overdraft		8,581	-			8,581
Convertible debt (net of discount of $111,348 and $509,820 at June 30, 2010 and 2009, respectively)		765,502	-			765,502
Notes payable - related party		10,000	452,031			462,031
Notes payable		53,500	803,000			856,500
Payable to officer		348,883	-			348,883
Convertible debt conversion feature liability		3,795,760	-			3,795,760
Preferred stock liabilities	(c)	3,677,467	-		100,000	3,777,467
Stock conversion liabilities	(c)	3,677,467	-		100,000	3,777,467
Interest and penalties payable		-	312,565			312,565
Current liabilties from discontinued operations		1,295,331	-			1,295,331

Total current liabilities		14,123,995	1,567,596			15,891,591

Commitments and contingencies

Stockholders' equity (deficit)
Preferred A stock, par value $0.001; 2,000,000 shares authorized, 1,046,527 and 449,493 shares issued and outstanding at June 30, 2010 and 2009, respectively.	(c)	1,046			100	1,146
Preferred B stock, par value $0.001; 1,000,000 shares authorized, zero shares issued and outstanding		-				-
Preferred C Stock, par value $.0.001; 3,000,000 shares authorized, 2,630,940 and 1,852,000 shares issued and outstanding at June 30, 2010 and 2009, respectively		2,631				2,631
Preferred D Stock, par value $.0.001; 4,000,000 sahres authorized, 1,321,848 and 1,286,848 shares issued and outstanding at June 30, 2010 and 2009, respectively.		1,322				1,322
Common stock, par value $0.001; 39,990,000,000 shares authorized, 19,724,424,763 and 10,348,080,963 shares issued and outstanding at June 30, 2010 and 2009, respectively.		19,724,425				19,724,425
Members' paid-in capital	(c)		80,724	80,724		-
Additional paid-in capital	(c)	1,808,292		200,100	100,000	1,708,192
Accumulated deficit		(34,544,500)	(733,312)		733,312	(34,544,500)

Total stockholders' equity		(13,006,784)	(652,588)			(13,106,784)

Less: Treasury stock at cost		(100,000)	-			(100,000)

Stockholders' equity		(13,106,784)	(652,588)			(13,206,784)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,017,210	$915,008			$2,684,806

(a)	Derived from the audited balance sheet of GDT Tek, Inc as of June 30, 2010 included in this Form 10-K.

(b)	Derived from the unaudited balance sheet of RTR Global Investment LLC as of June 30, 2010.

(c)
To reflect the fair value of net assets from the acquistion. The fair value of RTR Investment LLC business was $100,000 based on the issuance 100,000 shares of Preferred Stock A for a value at $100,000 at the date of the merger. As part of the merger, GDT Tek acquired identifiable net liabilties of $1,567,588 and intangibles assets of $1,667,588. As part of the intangibles, the Company acquired the distribution rights of some technologies. The value assigned to this distribution rights will not be subject to amortization until such time as the technology is placed in service. Currently, the Company is in the process of obtaining an independent appraisal of the value of this distribution rights.

GDT TEK, INC. AND RTR GLOBAL INVESTMENT LLC
UNAUDITED PRO FORM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2010

	(a)	(b)
		RTR Global	Pro Forma Adjustments		Pro Forma
	GDT Tek, Inc.	Investment LLC	Debit	Credit	Consolidated

Revenues	$-	$-			$-
Cost of revenues	-	-			-

Gross Loss	-	-			-

Expenses
Selling, general and admin	189,839	5,192		5,192	189,839
Consulting	324,264	39,158		39,158	324,264
Legal	22,569	-			22,569
Officer payroll	300,000	-			300,000
Financing	8,000	-			8,000

Total expenses	844,672	44,350			844,672

Loss from operations	(844,672)	(44,350)			(844,672)

Other expenses
Cancellation of indebtness	-	-			-
Unrealized loss from change in derivative liabilities	(1,633,404)	-			(1,633,404)
Interest expense - amortization of debt discount	(772,472)	-			(772,472)
Interest expense - other	(122,672)	(67,584)		67,584	(122,672)

Total other expense	(2,528,548)	(67,584)			(2,528,548)

Income/(loss) from continuing operations before income taxes	(3,373,220)	(111,934)			(3,373,220)
Income taxes (benefit)	-	-			-

Net Income/(loss) from continuing operations	(3,373,220)	(111,934)			(3,373,220)

Discontinued operations
Loss from discountinued operations before income taxes	(2,611,426)	-			(2,611,426)
Income taxes (benefit)	-	-			-

Loss before income taxes	(5,984,646)	(111,934)			(5,984,646)

Net loss	(5,984,646)	(111,934)			(5,984,646)

Preferred C stock dividends-deemed	-	-			-

Net loss available to common stockholders	$(5,984,646)	$(111,934)			$(5,984,646)

Basic and diluted loss per share
Loss from continuing operations, after preferred dividends	$-				$-

Loss from discontinued operations	$-				$-

Net loss per share available to common stockholders	$-				$-

Weighted average basic and diluted shares	16,278,455,652				16,278,455,652

(a)	Derived from the audited statement of operation of GDT Tek, Inc for the year ended June 30, 2010 included in this Form 10-K.
(b)	Derived from the unaudited statement of operation of RTR Global Investment LLC for the year ended June 30, 2010.

GDT TEK, INC. AND RTR GLOBAL INVESTMENT LLC
UNAUDITED PRO FORM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2009

	(a)	(b)
		RTR Global	Pro Forma Adjustments		Pro Forma
	GDT Tek, Inc.	Investment LLC	Debit	Credit	Consolidated

Revenues	$-	-			$-
Cost of revenues	-	-			-

Gross Loss	-	-			-

Expenses
Selling, general and admin	91,610	1,033		1,033	91,610
Consulting	-	-			-
Legal	-	-			-
Officer payroll	300,000	-			300,000
Financing	-	-			-

Total expenses	391,610	1,033			391,610

Loss from operations	(391,610)	(1,033)			(391,610)

Other expenses
Cancellation of indebtness	48,477	-			48,477
Unrealized loss from change in derivative liabilities	(1,584,113)	-			(1,584,113)
Interest expense - amortization of debt discount	(399,940)	-			(399,940)
Interest expense - other	(21)	(67,584)		67,584	(21)

Total other expense	(1,935,597)	(67,584)			(1,935,597)

Income/(loss) from continuing operations before income taxes	(2,327,207)	(68,617)			(2,327,207)
Income taxes (benefit)	-	-			-

Net Income/(loss) from continuing operations	(2,327,207)	(68,617)			(2,327,207)

Discontinued operations
Loss from discountinued operations before income taxes	(5,146,384)	-			(5,146,384)
Income taxes (benefit)	-	-			-

Loss before income taxes	(7,473,591)	(68,617)			(7,473,591)

Net loss	(7,473,591)	(68,617)			(7,473,591)

Preferred C stock dividends-deemed	(405,400)	-			(405,400)

Net loss available to common stockholders	$(7,878,991)	$(68,617)			$(7,878,991)

Basic and diluted loss per share
Loss from continuing operations, after preferred dividends	$-				$-

Loss from discontinued operations	$-				$-

Net loss per share available to common stockholders	$-				$-

Weighted average basic and diluted shares	2,877,813,045				2,877,813,045

(a)	Derived from the audited statement of operation of GDT Tek, Inc for the year ended June 30, 2009 included in Form 10-K previously filed with SEC.
(b)	Derived from the unaudited statement of operation of RTR Global Investment LLC for the year ended June 30, 2009.

GDT TEK, INC
NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated financial statements give effect to the merger between GDT Tek, Inc (“GDT Tek” or the “Company”) and RTR Global Investments LLC (“RTR”), contemplated in the executed Bill of Sale agreement dated as of June 23, 2010.  Effective on July 12, 2010, RTR was acquired by the Company and became a wholly-owned subsidiary of GDT Tek whereby 100% of members’ interests of RTR were exchanged for approximately 100,000 shares of the Company’s Preferred Stock A. Former members of the Company's management assumed all key management roles of the combined company and also received majority control of the Board.

Accordingly, the merger of GDT Tek and RTR is a business combination that has been accounted for as a purchase business combination in which GDT Tek is deemed to be the accounting acquirer.

The unaudited pro forma information is presented for illustration purposes only in accordance with the assumptions set forth below and in the notes to the unaudited pro forma consolidated financial statements.

The unaudited pro forma consolidated balance sheet combines the balance sheets of GDT Tek and RTR as if the acquisition has occurred on beginning of the fiscal year on July 1, 2009. The unaudited pro forma consolidated statement of operations for the years ended June 30, 2010 and 2009 (the fiscal year of GDT Tek, the accounting acquirer) combines the historical statements of operations of GDT Tek and RTR for the years ended June 30, 2010 and 2009; and gives pro forma effect to the acquisition as if it were completed on July 1, 2009 and 2008, respectively. References are made to the notes to the pro forma statements and a detailed explanation of these combinations.

The unaudited pro forma consolidated balance sheet and statements of operations should be read in conjunction with the separate historical consolidated financial statements of GDT Tek for the year ended June 30, 2010 and the historical consolidated financial statements of GDT Tek for the years ended June 30, 2010 and 2009 appearing and included in this Form 10-K of GDT Tek.

These pro forma consolidated financial statements may not be indicative of what would have occurred if the acquisition had actually occurred on the indicated dates and they should not be relied upon as an indication of future results of operations.

On July 12, 2010, GDT Tek consummated a Merger (the “Merger”) whereby GDT Tek acquired all of the members interest of RTR, a privately-held California corporation in exchange for 100,000 shares of GDT Tek Preferred A stock valued at $100,000.